Form 10-K
period 2017-12-31
BALL Corp
filed 2018-03-01
CIK 9389

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 001-07349

Ball Corporation

State of Indiana	35-0160610
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Longs Peak Drive, P.O. Box 5000
Broomfield, Colorado	80021-2510
(Address of registrant’s principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 469-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	New York Stock Exchange

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $14.8 billion based upon the closing market price and common shares outstanding as of June 30, 2017.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 20, 2018

Common Stock, without par value	350,442,053 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.Proxy statement to be filed with the Commission within 120 days after December 31, 2017, to the extent indicated in Part III.

Ball Corporation

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2017

PART I.

Item 1. Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace segment. In 2017, our total consolidated net sales were $11 billion. Our packaging businesses were responsible for 91 percent of our net sales, with the remaining 9 percent contributed by our aerospace business.

Our largest product line is aluminum beverage containers. We also produce steel food and aerosol containers, extruded aluminum aerosol containers and aluminum slugs.

We sell our packaging products mainly to large multinational beverage, food, personal care and household products companies with which we have developed long-term relationships. This is evidenced by our high customer retention and large number of long-term supply contracts. While we have a diversified customer base, we sell a significant portion of our packaging products to major companies and brands, as well as to numerous regional customers. Our significant customers include: The Coca-Cola Company and its affiliated bottlers, Anheuser-Busch InBev n.v./s.a., Molson Coors Brewing Company and Unilever N.V.

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

The cash generated by our businesses is used primarily: (1) to finance the company’s operations, (2) to fund strategic capital investments, (3) to service the company’s debt and (4) to return value to our shareholders via stock buy-backs and dividend payments. From time to time, we have evaluated and expect to continue to evaluate possible transactions that we believe will benefit the company and our shareholders, which may include strategic acquisitions, divestitures of parts of our company or joint ventures. At any time we may be engaged in discussions or negotiations with respect to possible transactions or may have entered into non-binding letters of intent. There can be no assurance if or when we will enter into any such transactions or the terms of such transactions. The compensation of many of our employees is tied directly to the company’s performance through our EVA®-based incentive programs.

Our Reportable Segments

Ball Corporation reports its financial performance in five reportable segments: (1) beverage packaging, North and Central America; (2) beverage packaging, South America; (3) beverage packaging, Europe; (4) food and aerosol packaging and (5) aerospace. Ball also has investments in the U.S., Guatemala, Panama, South Korea and Vietnam that are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Financial information related to each of our segments is included in Note 3 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K (annual report).

Beverage Packaging, North and Central America, Segment

Beverage packaging, North and Central America is Ball’s largest segment, accounting for 38 percent of consolidated net sales in 2017. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Metal beverage containers and ends are produced at 19 manufacturing facilities in the U.S., one in Canada and two in Mexico. Additionally, Rocky Mountain Metal Container, LLC, a joint venture owned 50 percent by Ball and 50 percent by a wholly owned subsidiary of Molson Coors Brewing Company, operates beverage container and end manufacturing facilities in Golden, Colorado.

The North American beverage container manufacturing industry is relatively mature. Where growth or contractions are projected in certain markets or for certain products, Ball undertakes selected capacity increases or decreases primarily in its existing facilities to meet market demand. A meaningful portion of the industry-wide reduction in demand for standard 12-ounce aluminum cans for the carbonated soft drink market is being offset with growing demand for specialty container volumes from new and existing customers and consumer demand. During 2016, we began production at our newly constructed beverage can and end manufacturing facility in Monterrey, Mexico.

According to publicly available information and company estimates, the North America, beverage container industry represents approximately 110 billion units. Five companies manufacture substantially all of the metal beverage containers in the U.S., Canada and Mexico.  Ball produced approximately 46 billion recyclable aluminum beverage containers in North America in 2017, which represented approximately 40 percent of the aggregate production in these countries. Historically, sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage containers produced by Ball in the U.S., Canada and Mexico are made of aluminum. In North and Central America, five suppliers provide the majority of our aluminum can and end sheet requirements.

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

In order to better align our manufacturing footprint to meet the needs of our customers, the company announced in July 2015 the closure of its Bristol, Virginia, beverage end-making facility. The Bristol facility, which ceased production at the end of June 2016, produced beverage ends in a variety of sizes and its capacity was transitioned to existing North American Ball end-making facilities. In December 2016, the company announced the closure of its Reidsville, North Carolina, beverage packaging plant. The Reidsville facility, which ceased production at the end of June 2017, produced beverage cans in a variety of sizes and its customers are now supplied by the company’s other U.S. facilities. During the third quarter of 2017, the company announced the closure of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama. The Birmingham plant is currently expected to cease production by the end of the second quarter of 2018, and the Longview and Chatsworth plants are currently expected to cease production by the end of the third quarter of 2018. The capacity from these locations will be transitioned to other  North American Ball facilities. In order to serve growing customer demand for specialty cans in the southwestern U.S., the company is constructing a beverage packaging facility in Goodyear, Arizona, which is expected to begin production in the second quarter of 2018.

Beverage Packaging, South America, Segment

The beverage packaging, South America, segment, accounted for 15 percent of Ball’s consolidated net sales in 2017. Our operations consist of 14 facilities, 12 in Brazil and one each in Argentina and Chile. For the countries where we operate, the South American beverage container market is approximately 29 billion containers, and we are the largest producer in this region with an estimated 55 percent of South American shipments in 2017. Four companies currently manufacture substantially all of the metal beverage containers in Brazil.

The company’s South American beverage facilities produced approximately 16 billion aluminum beverage containers in 2017. Historically, sales volumes of beverage containers in South America tend to be highest during the period from September through December. In South America, two suppliers provide virtually all our aluminum sheet requirements.

In order to support contracted volumes for aluminum beverage packaging across Paraguay, Argentina and Bolivia, the company will construct a one-line beverage can and end manufacturing plant in Paraguay, and will add capacity to its Buenos Aires, Argentina, facility. The Paraguay plant is expected to begin production in the fourth quarter of 2019.

We believe we have limited our exposure to changes in the costs of aluminum ingot as a result of the inclusion of provisions in most metal beverage container sales contracts to pass through aluminum ingot price changes, as well as through the use of derivative instruments.

Beverage Packaging, Europe, Segment

The beverage packaging, Europe, segment, which accounted for 21 percent of Ball’s consolidated net sales in 2017.  Our European operations consist of 20 facilities throughout Europe. The European beverage container market is approximately 64 billion containers, including Russia, and we are the largest producer with an estimated 42 percent of European shipments. The European market is highly regional in terms of sales growth rates and packaging mix. Four companies manufacture substantially all of the metal beverage containers in Europe. Our European beverage facilities produced 27 billion beverage containers in 2017, the vast majority of which were produced from aluminum.

Historically, sales volumes of metal beverage containers in Europe tend to be highest during the period from May through August with a smaller increase in demand leading up to the winter holiday season in the U.K. offset by much lower demand in Russia. Much like other parts of the world, the metal beverage container competes aggressively with other packaging materials used by the European beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is utilized in the carbonated soft drink, beer, juice and water industries.

European raw material supply contracts generally have longer term agreements. In Europe, five aluminum suppliers and two steel suppliers provide almost all of our requirements. Aluminum is traded primarily in U.S. dollars, while the functional currencies of our European operations are various other currencies. The company minimizes its exchange rate risk using derivative and supply contracts in local currencies. Purchase and sales contracts generally include fixed-price, floating or pass-through aluminum ingot component pricing arrangements.

In order to support strong growth for beverage cans in the Iberian Peninsula, the company is constructing a two-line, aluminum beverage can manufacturing facility near Madrid, Spain, with the majority of the new capacity secured under a long-term customer contract. The facility is expected to be fully operational in mid-2018 and will produce multiple can sizes. In the third quarter of 2017, our beverage packaging container and end production facilities in Recklinghausen, Germany, ceased production, and the capacity was transitioned to existing European Ball facilities.

Food and Aerosol Packaging Segment

The food and aerosol packaging segment accounted for 10 percent of consolidated net sales in 2017. Ball produces two-piece and three-piece steel food containers and ends for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. The segment also manufactures and sells steel aerosol containers, as well as extruded aluminum aerosol containers and aluminum slugs. There are 10 facilities in the U.S., four in Europe, two in Argentina, one in Canada, one in Mexico and one in India that manufacture these products.

We estimate our steel aerosol business accounted for 34 percent of total annual U.S. and Canadian steel aerosol shipments in 2017. In the U.S. and Canada, we are the leading supplier of aluminum slugs used in the production of extruded aluminum aerosol containers and estimate our percentage of the total industry shipments to be 77 percent. We estimate our extruded aluminum aerosol business accounted for 21 percent of total annual North American extruded aluminum aerosol shipments in 2017. Ball’s European aluminum aerosol shipments represented 20 percent of total European industry shipments in 2017. Historically, sales volumes of metal food containers in North America tend to be highest from May through October as a result of seasonal fruit, vegetable and salmon packs. We estimate our 2017 shipments of 3 billion steel food containers to be 11 percent of total U.S. and Canadian metal food container shipments.

Cost containment and maximizing asset utilization are crucial to maintaining profitability in the metal food and aerosol container manufacturing industries and Ball is focused on doing so. During the first quarter of 2016, the company announced the closure of its food and aerosol packaging flat sheet production and end-making facility in Weirton, West Virginia, which ceased production in the first quarter of 2017, and its production capacity was consolidated into other Ball facilities in the U.S. In October 2016, the company sold its specialty tin manufacturing facility in Baltimore, Maryland. In March 2017, the company sold its paint and general line can plant in Hubbard, Ohio.

Competition in the U.S. steel aerosol container market primarily includes three other national suppliers. Competitors in the metal food container industry include three national and a small number of regional suppliers and self-manufacturers. Several producers in Mexico also manufacture steel food containers. Steel containers also compete with other packaging materials in the food and aerosol products industry including glass, aluminum, plastic, paper and pouches. As a result, profitability for this product line is dependent on price, cost reduction, service and quality. Two steel suppliers provide approximately 58 percent of our tinplate steel. We believe we have limited our exposure related to changes in the costs of steel tinplate and aluminum as a result of the inclusion of provisions in many sales contracts to pass through steel and aluminum cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs. We also mitigate aluminum cost changes through our self-supply of aluminum slugs and the use of aluminum scrap from our beverage can facilities.

Aerospace Segment

Ball’s aerospace segment, which accounted for 9 percent of consolidated net sales in 2017, includes national defense hardware, antenna and video tactical solutions, civil and operational space hardware and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 98 percent of segment sales in 2017.

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

Geopolitical events and shifting executive and legislative branch priorities have resulted in an increase in opportunities over the past decade in areas matching our aerospace segment’s core capabilities in space hardware. The businesses include hardware and services sold primarily to U.S. customers, with emphasis on space science and exploration, environmental and earth sciences, and defense and intelligence applications. Major activities frequently involve the design, manufacture and testing of satellites, remote sensors and ground station control hardware and software, as well as related services such as launch vehicle integration and satellite operations.

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

Contracted backlog in the aerospace segment was $1.75 billion and $1.4 billion at December 31, 2017 and 2016, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2017 contracted backlog includes $844 million expected to be recognized in revenues during 2018, with the remainder expected to be recognized in revenues in the years thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $1.3 billion and $846 million at December 31, 2017 and 2016, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards. Uncertainties in the federal government budgeting process could delay the funding, or even result in cancellation of certain programs currently in our reported backlog.

Other

Other consists of non-reportable segments in Africa, the Middle East and Asia (AMEA) and Asia Pacific that manufacture and sell metal beverage containers.

AMEA

As part of the June 2016 Rexam acquisition, we added metal beverage container operations for the AMEA region, which consist of five aluminum container and end manufacturing facilities–two in India and one each in Egypt, Saudi Arabia and Turkey. The manufacturing facility in Saudi Arabia, Rexam United Arab Can Manufacturing Limited, is a joint venture 51 percent owned by Ball and consolidated in our results. The beverage container market in these countries produced 24 billion cans in 2017, and we are one of four major producers in this region with 17 percent of shipments. Additionally, Ball has an ownership interest in an equity joint venture in South Korea.

In 2015, Rexam announced the establishment of a second metal beverage container facility in Sri City, India, near Chennai, which began production in the second quarter of 2017.

Asia Pacific

The metal beverage container market in the People’s Republic of China (PRC) is 41 billion containers, of which Ball’s operations represented an estimated 14 percent in 2017. Our percentage of the industry makes us one of the largest manufacturers of metal beverage containers in the PRC. We, along with five other manufacturers, account for 78 percent of the production. Our operations include the manufacture of aluminum containers and ends in four facilities in the PRC and one aluminum container facility in Myanmar. Our aluminum can and end sheet requirements are provided by several suppliers.

In May 2014, we announced the expansion of our Asian operations with the construction of a new one-line beverage can manufacturing facility in Myanmar, which began production in the second quarter of 2016. Additionally, Ball has an ownership interest in an equity joint venture in Vietnam with Thai Beverage Can Limited, which manufactures two-piece aluminum cans and ends for beverages.

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

By enhancing the unique sustainability credentials of our products along their life cycle, we position our metal containers as the most sustainable choice and help our customers grow their business. Because metal recycling saves resources and uses up to 20 times less energy than primary metal production, the biggest opportunity to further minimize the environmental impacts of metal packaging is to increase recycling rates. Aluminum and steel are infinitely recyclable materials. They also have the highest scrap value of all commonly used packaging substrates. In 2017, aluminum beverage cans were confirmed to be the most recycled beverage package in the world, with a global weighted average recycling rate for aluminum at 69 percent. In comparison, 43 percent of PET and 46 percent of glass bottles were collected for recycling, although not necessarily recycled. In some of Ball’s markets such as Brazil, China and several European countries, recycling rates for aluminum beverage cans are at or above 90 percent. The most recently available recycling rates in Europe are 73 percent for aluminum beverage containers in 2014 and 78 percent for steel containers in 2015. The most recently available recycling rates in the U.S. are 49 percent for aluminum beverage cans in 2016 and 71 percent for steel cans in 2014.

In markets where recycling rates are below expectations, we help establish and financially support packaging collection and recycling initiatives. These typically focus on collaborating with public and private partners to create effective collection and recycling systems, including education of consumers about the benefits of metal packaging. For details about programs we support, please visit www.ball.com/recycling.

Employee Relations

At the end of 2017, the company and its subsidiaries employed approximately 18,300 employees, including 8,100 employees in the U.S. Details of collective bargaining agreements are included within Item 1A, Risk Factors, of this annual report.

Where to Find More Information

Ball Corporation is subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act). Reports and other information filed with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC in Washington, D.C. The SEC maintains a website at www.sec.gov containing our reports, proxy materials and other items. The company also maintains a website at www.ball.com/investors on which it provides a link to access Ball’s SEC reports free of charge, under the link “Financials.”

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement; a Business Ethics Code of Conduct; and charters for its Audit Committee, Nominating/Corporate Governance Committee, Human Resources Committee and Finance Committee. These documents are on the company’s website at www.ball.com/investors, under the link “Corporate Governance.” A copy may also be obtained upon request from the company’s corporate secretary. The company’s sustainability report and updates on Ball’s progress are available at www.ball.com/sustainability.

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

We have a significant level of debt that could have important consequences for our business and any investment in our securities.

The company had $7 billion of interest-bearing debt at December 31, 2017. Such indebtedness could have significant consequences for our business and any investment in our securities, including:

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
•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be less leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

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

The primary customers for our aerospace segment are U.S. government agencies or their prime contractors. Our contracts with these customers are subject to several risks, including funding cuts and delays, technical uncertainties, budget changes, government shutdowns, competitive activity and changes in scope.

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

For the year ended December 31, 2017, 81 percent of our consolidated net sales were from the sale of beverage containers, and we expect to derive a significant portion of our future revenues and cash flows from the sale of beverage containers. Our business would suffer if the use of beverage containers decreased. Accordingly, broad acceptance by consumers of aluminum and steel containers for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to metal containers, or the demand for aluminum and steel containers does not develop as expected, our business, financial condition or results of operations could be materially adversely affected.

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

We derived 50 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2017. The sizeable scope of operations outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

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

We believe our future success depends, in part, on our experienced management team. Unforeseen losses of key members of our management team without appropriate succession and/or compensation planning could make it difficult for us to manage our business and meet our objectives.

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

We manufacture packaging products primarily for beverages and foods. Unseasonably cool weather can reduce demand for certain beverages packaged in our containers. In addition, poor weather conditions or changes in climate that reduce crop yields of fruits and vegetables can adversely affect demand for our food containers. Climate change could have various effects on the demand for our products and the costs of inputs to our production in different regions around the world.

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

As of December 31, 2017, 22 percent of our North American packaging facility employees and 59 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

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

In addition, budgetary constraints and government shutdowns may result in further reductions to projected spending levels by the U.S. government. In particular, government expenditures are subject to the potential for automatic reductions, generally referred to as “sequestration.” Sequestration may occur in any given year, resulting in significant additional reductions to spending by various U.S government defense and aerospace agencies on both existing and new contracts, as well as the disruption of ongoing programs. Even if sequestration does not occur, we expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on agency spending levels. Due to these and other factors, overall spending on various programs could decline, which could result in significant reductions to revenue, cash flows, net earnings and backlog primarily in our aerospace segment.

We use estimates in accounting for many of our programs in our aerospace business, and changes in our estimates could adversely affect our future financial results.

We account for sales and profits on the majority of long-term contracts in our aerospace business in accordance with the percentage-of-completion method of accounting, using the cumulative catch-up method to account for updates in estimates. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. These assumptions involve various levels of expected performance improvements. Under the cumulative catch-up method, the impact of updates in our estimates related to units shipped to date is recognized immediately.

Because of the significance of the judgments and estimates described above, it is likely that we could record materially different amounts if we used different assumptions or if the underlying circumstances or estimates were to change. Accordingly, updates in underlying assumptions, circumstances or estimates may materially affect our future financial performance.

Our backlog includes both cost-type and fixed-price contracts. Cost-type contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary depending on the types of government contracts undertaken, the nature of the work performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives and their impact on our ability to receive fees. The fixed-price contracts could subject us to losses if we have cost overruns or if increases in our costs exceed the applicable escalation rate.

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

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to environmental hazards, such as emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the clean-up of hazardous substances. We have been designated, along with numerous other companies, as a potentially responsible party for the clean-up of several hazardous waste sites. Based on available information, we do not believe that any costs incurred in connection with such sites will have a material adverse effect on our financial condition, results of operations, capital expenditures or competitive position. There is increased focus on the regulation of greenhouse gas emissions and other environmental issues worldwide.

Our business faces the potential of increased regulation on some of the raw materials utilized in our packaging operations.

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to some of the raw materials, such as epoxy-based coatings utilized in our container making process. Epoxy-based coatings may contain Bisphenol-A (BPA). Scientific evidence evaluated by regulatory agencies in the U.S., Canada, Europe, Japan, Australia and New Zealand has consistently shown these coatings to be safe for food contact at current levels, and these regulatory agencies have stated that human exposure to BPA from epoxy-based container coatings is well below safe exposure limits set by government bodies worldwide. A significant change in these regulatory agency statements, adverse information concerning BPA, or rulings made within certain federal, state, provincial and local jurisdictions could have a material adverse effect on our business, financial condition or results of operations. Ball recognizes that significant interest exists in non-epoxy based coatings, and we have been proactively working with coatings suppliers and our customers to evaluate alternatives to current coatings.

Net earnings and net assets could be materially affected by an impairment of goodwill.

We have a significant amount of goodwill recorded on the consolidated balance sheet as of December 31, 2017. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets. We continue to see the industry supply of beverage packaging exceed demand in China, resulting in significant pricing pressure and negative impacts on the profitability of our beverage packaging, Asia Pacific, reporting unit. If it becomes an expectation that this situation will continue for an extended period of time, it may result in a noncash impairment of some or all of the goodwill associated with this reporting unit, totaling $78 million at December 31, 2017. The company’s annual goodwill impairment test completed in the fourth quarter of 2017 indicated the estimated fair value of the beverage packaging, Asia Pacific, reporting unit exceeded its carrying amount, including goodwill, by 24 percent.

If the investments in Ball’s pension plans, or in the multi-employer pension plans in which Ball participates, do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available for other general corporate purposes.

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

In particular, the U.S. Tax Cuts and Jobs Act (the Act), which was signed into law on December 22, 2017, may result in fluctuations in the company’s net earnings and cash flows. The Act introduced major changes to U.S. income tax law that require significant judgment to interpret the impact of the provisions of the Act on the company’s financial results.

Due to the timing of its enactment and the complexity associated with the provisions of the Act, the company has made reasonable estimates of its effects where possible and has recorded provisional estimates in its financial statements for the year ended December 31, 2017. The Internal Revenue Service and the U.S. Treasury Department may issue subsequent guidance on the provisions of the Act that differs from our current interpretations. As we continue to collect data, prepare analyses, and interpret additional guidance provided by standard-setting bodies, we may make adjustments to these provisional estimates that could materially affect the company’s financial results.

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

A material weakness in our internal control over financial reporting could, if not remediated, result in material misstatements in our financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A in the 2016 Form 10-K filing and Item 4 of the subsequent 2017 Form 10-Q filings, management identified a material weakness in internal control over financial reporting connected to deficiencies associated with the accounting for income taxes related to the sale of some of the company’s existing beverage packaging businesses and select beverage can assets of Rexam (the Divestment Business) and the discrete income tax effects related to the acquisition of Rexam. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control—An Integrated Framework  (2013).” During 2017, we proactively implemented a remediation plan designed to address this material weakness, which has been evaluated, and the material weakness is now considered remediated. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Significant developments stemming from the U.K’s referendum on membership in the EU could have a material adverse effect on us.

In June 2016, the U.K. held a referendum and voted in favor of leaving the European Union (EU). This referendum has created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years, particularly as the U.K. and the EU continue to negotiate the terms of withdrawal from the EU. Our business in the U.K., the EU and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the U.K.’s referendum and withdrawal from the EU. There are many ways in which our business could be affected, only some of which we can identify at the present time.

The referendum, and the likely withdrawal of the U.K. from the EU it triggers, has caused and, along with events that could occur in the future as a consequence of the U.K.’s withdrawal, including the possible breakup of the U.K. or the EU, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the U.K., Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s actual or threatened withdrawal from the EU, may adversely affect our operating results and growth prospects.

Item 1B.  Unresolved Staff Comments

There were no matters required to be reported under this item.

Item 2.  Properties

The company’s properties described below are well maintained, and management considers them to be adequate and utilized for their intended purposes.

Ball’s corporate headquarters and the aerospace segment management offices are located in Broomfield, Colorado, U.S.. The operations of the aerospace segment occupy a variety of company-owned and leased facilities in Colorado, U.S., which together aggregate 1.7 million square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace operations carry on business in smaller company owned and leased facilities in other U.S. locations outside of Colorado.

The offices of the company’s various North and Central American beverage and food and aerosol packaging operations are located in Westminster, Colorado, U.S.; the offices for the European beverage packaging operations are located in Luton, U.K.; the offices for AMEA beverage packaging operations are located in Dubai, United Arab Emirates; the offices for the Asia Pacific beverage packaging operations are located in Hong Kong; and the South America beverage packaging offices are located in Rio de Janeiro, Brazil. The company’s research and development facilities are primarily located in Westminster, Colorado, U.S.

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

Approximate
Floor Space in
Plant Location	Square Feet

Beverage packaging, North and Central America:
Birmingham, Alabama	140,000
Chatsworth, California	351,000
Conroe, Texas	275,000
Fairfield, California	337,000
Findlay, Ohio (a)	733,000
Fort Atkinson, Wisconsin	250,000
Fort Worth, Texas	322,000
Golden, Colorado	509,000
Kapolei, Hawaii	131,000
Kent, Washington	127,000
Longview, Texas	332,000
Monterrey, Mexico	440,000
Monticello, Indiana	356,000
Phoenix, Arizona	106,000
Queretaro, Mexico	253,000
Rome, Georgia	386,000
Saint Paul, Minnesota	165,000
Saratoga Springs, New York	290,000
Tampa, Florida	276,000
Wallkill, New York	312,000
Whitby, Ontario, Canada	205,000
Williamsburg, Virginia	400,000

Beverage packaging, South America:
Aguas Claras, Brazil	292,000
Belem, Brazil	165,000
Brasilia, Brazil	267,000
Buenos Aires, Argentina	183,000
Cuiaba, Brazil	182,000
Extrema, Brazil	280,000
Jacarei, Sao Paulo, Brazil	388,000
Manaus, Brazil	119,000
Pouso Alegre, Brazil	430,000
Recife, Brazil	380,000
Santa Cruz, Brazil	311,000
Santiago, Chile	275,000
Simoes Filho, Brazil	106,000
Tres Rios, Rio de Janeiro, Brazil	734,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

Approximate
Floor Space in
Plant Location	Square Feet

Beverage packaging, Europe:
Argayash, Russia	256,000
Belgrade, Serbia	313,000
Bierne, France	274,000
Ejpovice, Czech Republic	185,000
Fosie, Sweden	669,000
Fredericia, Denmark	318,000
Gelsenkirchen, Germany	378,000
La Selva, Spain	278,000
Lublin, Poland	280,000
Ludesch, Austria	337,000
Mantsala, Finland	230,000
Milton Keynes, United Kingdom	148,000
Mont, France	45,000
Naro Fominsk, Russia	544,000
Nogara, Italy	122,000
San Martino, Italy	184,000
Vsevolozhsk, Russia	316,000
Wakefield, United Kingdom	269,000
Waterford, Ireland	129,000
Widnau, Switzerland	321,000

Beverage packaging, AMEA:
Cairo, Egypt	201,000
Dammam, Saudi Arabia	416,000
Manisa, Turkey	173,000
Mumbai, India	175,000
Sri City, India	215,000

Beverage packaging, Asia Pacific:
Beijing, PRC	303,000
Hubei (Wuhan), PRC	416,000
Qingdao, PRC	326,000
Sanshui (Foshan), PRC	672,000
Yangon, Myanmar	432,000

Food & Aerosol:
Ahmedabad, India	58,000
Beaurepaire, France	89,000
Bellegarde, France	124,000
Buenos Aires, Argentina	34,000
Canton, Ohio	266,000
Chestnut Hill, Tennessee	305,000
Columbus, Ohio	380,000
DeForest, Wisconsin	400,000
Devizes, United Kingdom	110,000
Findlay, Ohio (a)	733,000
Horsham, Pennsylvania	162,000
Milwaukee, Wisconsin	502,000
Oakdale, California	370,000
San Luis, Argentina	51,000
San Luis Potosí, Mexico	158,000
Sherbrooke, Quebec, Canada	100,000
Springdale, Arkansas	286,000
Velim, Czech Republic	252,000
Verona, Virginia	72,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

Item 3.  Legal Proceedings

Details of the company’s legal proceedings are included in Note 21 to the consolidated financial statements within Item 8 of this annual report.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II.

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is listed for trading on the New York Stock Exchange. There were 5,737 common shareholders of record on February 20, 2018.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2017.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2017	—	$—	—	18,436,374
November 1 to November 30, 2017	270,476	40.45	270,476	18,165,898
December 1 to December 31, 2017	—	—	—	18,165,898
Total	270,476	—	270,476

(a)Includes any open market purchases (on a trade-date basis) and/or shares retained by the company to settle employee withholding tax liabilities.

(b)The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 29, 2014, the Board authorized the repurchase by the company of up to a total of 40 million shares, as retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017. This repurchase authorization replaced all previous authorizations.

Quarterly Stock Prices and Dividends

Quarterly prices for the company’s common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2017 and 2016 (on a calendar quarter basis) were:

	2017				2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High (a)	$43.24	$43.06	$42.73	$38.68	$41.07	$41.12	$38.35	$36.50
Low (a)	37.36	38.79	35.65	36.00	36.22	34.34	33.76	31.15
Dividends per share (a)	0.10	0.10	0.10	0.065	0.065	0.065	0.065	0.065

(a)Amounts in the first and second quarters of 2017 and all four quarters of 2016 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2017. It assumes $100 was invested on December 31, 2012, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/12)

$220
$200
$180
$160
$140
$120
$100
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
BLL
S&P 500
DJ US Containers & Packaging

Total Return Analysis

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
BLL	$100.00	$116.76	$155.39	$167.03	$173.62	$176.71
S&P 500	100.00	129.60	144.36	143.31	156.98	187.47
DJ US Containers & Packaging	100.00	138.35	156.21	147.13	171.35	199.98

Source: Bloomberg L.P.® Charts

Item 6.  Selected Financial Data

Five-Year Review of Selected Financial Data

Ball Corporation

($ in millions, except per share amounts)	2017	2016	2015	2014	2013

Net sales	$10,983	$9,061	$7,997	$8,570	$8,468

Earnings before interest and taxes (EBIT)	$802	$463	$606	$839	$795
Total interest expense	(288)	(338)	(260)	(193)	(212)
Earnings before taxes	$514	$125	$346	$646	$583

Net earnings attributable to Ball Corporation from:
Continuing operations (a)	$374	$263	$281	$470	$406
Discontinued operations	—	—	—	—	1
Total net earnings attributable to Ball Corporation (a)	$374	$263	$281	$470	$407

Basic earnings per share: (c)
Basic – continuing operations (a)	$1.07	$0.83	$1.02	$1.70	$1.39
Basic – discontinued operations	—	—	—	—	—
Basic earnings per share (a)	$1.07	$0.83	$1.02	$1.70	$1.39

Weighted average common shares outstanding (000s) (c)	350,269	316,542	274,600	277,016	291,886

Diluted earnings per share: (c)
Diluted – continuing operations (a)	$1.05	$0.81	$1.00	$1.65	$1.36
Diluted – discontinued operations	—	—	—	—	—
Diluted earnings per share (a)	$1.05	$0.81	$1.00	$1.65	$1.36

Diluted weighted average common shares outstanding (000s) (c)	356,985	322,884	281,968	284,860	298,446

Total assets	$17,169	$16,173	$9,697	$7,535	$7,774
Total interest bearing debt and capital lease obligations	$6,971	$7,532	$5,051	$3,133	$3,559
Cash dividends per share (c)	$0.365	$0.26	$0.26	$0.26	$0.26
Total cash provided by operating activities	$1,478	$194	$1,007	$1,012	$839

Non-GAAP Measures (b)

Comparable operating earnings	$1,220	$976	$801	$920	$874
Comparable net earnings	$728	$563	$490	$553	$490
Diluted earnings per share (comparable basis) (c)	$2.04	$1.74	$1.74	$1.94	$1.64
Free cash flow	$922	$(412)	$479	$621	$461

(a)Includes business consolidation and other activities and other items affecting comparability between years. Additional details regarding the 2017, 2016 and 2015 items are available in Note 5 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

(b)Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. See below for reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures. Further discussion of non-GAAP financial measures is available in Item 7 of this Annual  Report on Form 10-K under Management Performance Measurements and Other Liquidity Measures.

(c)Amounts in 2016, 2015, 2014 and 2013 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

Reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures are as follows:

($ in millions)	2017	2016	2015	2014	2013

Net earnings attributable to Ball Corporation	$374	$263	$281	$470	$407
Add: Net earnings attributable to noncontrolling interests	6	3	22	28	28
Net earnings	380	266	303	498	435
Less: Equity in results of affiliates, net of tax	(31)	(15)	(4)	(2)	(1)
Add: Tax provision (benefit)	165	(126)	47	150	149
Earnings before taxes, as reported	514	125	346	646	583
Total interest expense	288	338	260	193	212
Earnings before interest and taxes (EBIT)	802	463	606	839	795
Business consolidation and other activities	221	337	195	81	79
Amortization of acquired Rexam intangibles	162	65	—	—	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	35	—	—	—	—
Cost of sales associated with Rexam inventory step-up	—	84	—	—	—
Egyptian pound devaluation	—	27	—	—	—
Comparable Operating Earnings	$1,220	$976	$801	$920	$874

Net earnings attributable to Ball Corporation, as reported	$374	$263	$281	$470	$407
Business consolidation and other activities	221	337	195	81	79
Amortization of acquired Rexam intangibles	162	65	—	—	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	35	—	—	—	—
Cost of sales associated with Rexam inventory step-up	—	84	—	—	—
Egyptian pound devaluation	—	27	—	—	—
Debt refinancing and other costs	3	109	117	33	28
Discontinued operations	—	—	—	—	(1)
Tax effect on above items	(150)	(322)	(103)	(31)	(23)
Impact of U.S. tax reform	83	—	—	—	—
Net earnings attributable to Ball Corporation before above transactions (Comparable Net Earnings)	$728	$563	$490	$553	$490

Total cash provided by operating activities (a)	$1,478	$194	$1,007	$1,012	$839
Capital expenditures	(556)	(606)	(528)	(391)	(378)
Free cash flow	$922	$(412)	$479	$621	$461

(a)	Includes payments of costs associated with the acquisition of Rexam and the sale of the Divestment Business.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K (annual report), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our  consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Ball Corporation and its subsidiaries are referred to collectively as “Ball Corporation,” “Ball,” “the company,” “we” or “our” in the following discussion and analysis.

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

We sell our packaging products mainly to large, multinational beverage, food, personal care and household products companies with which we have developed long-term relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a significant portion of our packaging products to major companies and brands, as well as to numerous regional customers. The overall metal container industry is growing globally and is expected to continue to grow in the medium to long term despite the North American industry having seen recent declines in standard-sized aluminum beverage packaging for the carbonated soft drink market. The primary customers for the products and services provided by our aerospace segment are U.S. government agencies or their prime contractors.

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

We recognize sales under long-term contracts in our aerospace segment using percentage-of-completion under the cost-to-cost method of accounting. Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of aerospace total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this segment include amounts that have been earned but not yet billed.

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we have made progress on each of the levers as follows:

•

Maximizing value in our existing businesses by rationalizing standard beverage container and end capacity in North America and Europe, and expanding specialty container production to meet current demand; leveraging plant floor systems in our beverage facilities to improve efficiencies and reduce costs; consolidating and/or closing multiple beverage and food and aerosol packaging facilities to gain efficiencies; and in the aerosol business, installing new extruded aluminum aerosol lines in our European and Indian facilities while also implementing cost-out and value-in initiatives across all of our businesses;

•

Expanding further into new products and capabilities through our acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio, in February 2015; successfully commercializing extruded aluminum aerosol packaging that utilizes proprietary technology to significantly lightweight the can; and successfully commercializing the next-generation aluminum bottle-shaping technology;

•

Aligning ourselves with the right customers and markets by investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent approximately 37 percent of our global beverage packaging mix; aligning with craft brewers, sparkling water fillers, wine producers and other new beverage producers who continue to use beverage containers to grow their business;

•

Broadening our geographic reach with our acquisition of Rexam and our new investments in a beverage manufacturing facility in Myanmar, as well as an extruded aluminum aerosol manufacturing facility in India and the construction of new beverage can and end facilities in Monterrey, Mexico, and in our Central American joint venture; and

•

Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies, the introduction of a new two-piece, lightweight steel aerosol can, G3 and the increased production of lightweight ReAl®  containers, which utilize technology that increases the strength of aluminum used in the manufacturing process while lightweighting the can by 15 percent over a standard aluminum aerosol can and investment in cyber and data analytics to further enhance our aerospace technical expertise across a broader customer portfolio.

These ongoing business developments and the successful acquisition of Rexam completed on June 30, 2016, help us stay close to our customers while expanding and/or sustaining our industry positions and global reach with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF OPERATIONS

Management’s discussion and analysis for our results of operations on a consolidated and segment basis include a quantification of factors that had a material impact. Other factors that did not have a material impact, but that are significant to understand the results, are qualitatively described.

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2017	2016	2015

Net sales	$10,983	$9,061	$7,997
Net earnings attributable to Ball Corporation	374	263	281
Net earnings attributable to Ball Corporation as a % of consolidated net sales	3%	3%	4%

Sales in 2017 were $1.9 billion higher compared to 2016 primarily as a result of increased sales volumes for our North and Central America, South America and Europe segments, increased pass through of higher metal prices for our North and Central America and South America segments, favorable currency exchange effects for our Europe segment, favorable product mix for our South America segment and increased sales in our aerospace segment. Sales volumes for the year ended December 31, 2017 for our North and Central America, South America and Europe segments were higher compared to the same period in 2016 primarily as a result of 2017 including twelve months of sales volumes from the acquired Rexam business, while 2016 included six months of sales volumes from the acquired Rexam business and six months of sales volumes from the company’s legacy business, a significant portion of which was sold with the Divestment Business. The South America segment experienced organic sales growth, and increased sales from significant U.S. national defense contracts drove revenue growth in the aerospace segment.

Net earnings attributable to Ball Corporation in 2017 were $111 million higher than 2016 primarily due to increased earnings related to higher sales volumes in the South America, Europe and North and Central America beverage can segments, synergy realizations, lower cost of sales in 2017 compared to 2016 which included $84 million for the step-up of inventory related to the acquired Rexam business, lower debt refinancing and other costs in 2017 and a decrease in business consolidation and other activities in 2017, partially offset by higher incremental depreciation. These impacts on net earnings were partially offset by higher tax expense in 2017, due principally to provisional charges from the U.S. Tax Cuts and Jobs Act which was signed into law on December 22, 2017, income tax benefits in 2016 associated with the restructure of Brazil legal entities as a result of the sale of the Divestment Business, the tax benefit on transaction costs and derivative costs of the Rexam acquisition and sale of the Divestment Business in 2016.

Debt refinancing and other costs in 2017 were lower compared to 2016, which included costs on debt associated with the Rexam acquisition. See Note 13 located in Item 8 of this annual report for additional information on the activity in debt refinancing and other costs.

The increase in net sales in 2016 compared to 2015 was primarily due to sales of $1.5 billion related to the acquired Rexam business, net of Ball’s legacy sales included in the Divestment Business. This increase was partially offset by lower metal input costs passed through to customers of $299 million. Net earnings were lower in 2016 compared to 2015 due to higher business consolidation and other activities from increased costs associated with the Rexam acquisition and the sale of the Divestment Business, increased depreciation and amortization primarily attributable to depreciation and amortization associated with the acquired Rexam business, recognition in cost of sales of $84 million step-up of inventory related to the acquired Rexam business, higher interest expense associated with the net increase in borrowings to fund the cash portion of the purchase price of Rexam and increased selling, general and administrative costs also due to costs from the acquired Rexam business. These decreases were partially offset by a gain of $344 million in 2016 recognized on the sale of the Ball legacy portion of the Divestment Business, lower income tax expense in 2016 compared to 2015 primarily due to the tax impacts of the sale of the Divestment Business, earnings from the increase in net sales from the acquired Rexam business, net of the sale of Ball’s legacy portion of the Divestment Business, lower net earnings attributable to noncontrolling interests and higher equity in results of affiliates.

The decreased debt refinancing and other costs in 2016 compared to 2015 included mark-to-market losses on derivative financial instruments designed to mitigate exposure to interest rate changes for debt issuances related to the Rexam acquisition, interest expense on issued 3.5 percent and 4.375 percent senior notes used to fund a portion of the purchase price for the Rexam acquisition, the write off of unamortized deferred financing charges for the partial extinguishment of the committed bridge loan agreement, and the revolving credit facility and amortization of deferred financing costs for the committed bridge loan agreement. See Note 13 located in Item 8 of this annual report for additional information on financial instruments.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $8,717 million in 2017 compared to $7,296 million in 2016 and $6,460 million in 2015. These amounts represented 79 percent, 81 percent and 81 percent of consolidated net sales for the years ended 2017, 2016 and 2015, respectively. Cost of sales in 2016 included expense of $84 million for the step-up of inventory related to the acquired Rexam business.

Depreciation and Amortization

Depreciation and amortization expense was $729 million in 2017 compared to $453 million in 2016 and $286 million in 2015. These amounts represented 7 percent, 5 percent and 4 percent of consolidated net sales for 2017, 2016 and 2015, respectively. The expense was higher in 2017 compared to 2016 due to increased depreciation of fixed assets and amortization of intangible assets following the Rexam acquisition. During 2017, the company finalized the valuation of the assets acquired in the Rexam acquisition. As a result, depreciation and amortization expense for 2017 included a cumulative catch-up adjustment of $35 million related to the last six months of 2016. Depreciation expense was higher in 2016 compared to 2015 primarily due to the acquired Rexam fixed assets. Amortization expense in 2017 and 2016 included $162 million and $65 million, respectively, for the amortization of acquired Rexam intangibles.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $514 million in 2017 compared to $512 million in 2016 and $450 million in 2015. These amounts represented 5 percent, 6 percent and 6 percent of consolidated net sales for those three years, respectively. The lower percentage of SG&A expense in 2017 as compared to 2016 was primarily due to office closures and various other cost-out initiatives implemented by the company in relation to the acquired Rexam business. The increase in SG&A expenses in 2016 compared to 2015 was primarily due to additional SG&A from the acquired Rexam business and foreign exchange losses of $27 million for the devaluation of the Egyptian pound in the fourth quarter of 2016.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $221 million in 2017 compared to $337 million in 2016 and $195 million in 2015. These amounts represented 2 percent, 4 percent and 2 percent of consolidated net sales for the three years, respectively.

The year-over-year decrease in business consolidation and other activities in 2017 compared to 2016 was primarily due to a decrease of $322 million in Rexam transaction related costs and $83 million of Rexam acquisition related compensation arrangements and a decrease of $173 million in foreign currency exchange losses associated with the Rexam transaction. These impacts were partially offset by a decrease of $289 million in the gain recognized in connection with the sale of the Ball portion of the Divestment Business, an increase of $99 million related to completed and pending plant closures, an increase of $44 million related to the settlement of certain Ball U.S. defined benefit pension plans and an increase of $34 million for indemnification of certain tax matters provided to the buyer in the sale of the Divestment Business. See Note 5 located in Item 8 of this annual report for additional information on the activity in business consolidation and other activities.

The year-over-year increase in business consolidation and other activities for 2016 compared to 2015 was primarily due to an increase of $202 million for transaction related costs, foreign currency exchange losses of $159 million on foreign currency-denominated restricted cash and debt and $108 million in expense for compensation arrangements, all associated with the Rexam acquisition and the sale of the Divestment Business. The increase was partially offset by a gain of $344 million in connection with the sale of the Divestment Business. The valuations of currency exchange and interest rates were a primary driver for the amounts recorded in business consolidation and other activities in 2016. See Notes 4 and 5 located in Item 8 of this annual report for additional information on the Rexam transaction and business consolidation and other activities.

Interest Expense

Total interest expense was $288 million in 2017 compared to $338 million in 2016 and $260 million in 2015. Excluding debt refinancing and other costs, interest expense in 2017 was higher than in 2016 as the average level of debt held during the year was higher following the Rexam acquisition. Excluding debt refinancing and other costs, interest expense in 2016 was higher compared to 2015 as the company incurred additional debt to pay a portion of the cash consideration due to Rexam’s shareholders for the Rexam acquisition. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average monthly borrowings was 4 percent in each of the years 2017, 2016 and 2015.

Debt refinancing and other costs were $3 million for the year ended December 31, 2017, as compared to $109 million for the year ended December 31, 2016. The amount for the year ended 2016 consisted mainly of (1) interest expense of $49 million through June 30, 2016, on the 3.5 percent and 4.375 percent senior notes issued in December 2015, (2) fair value changes of $20 million on derivative instruments designed to mitigate risks of interest rate changes with debt issuances, (3) interest expense of $30 million through June 30, 2016, on Term A U.S. dollar and Term A euro dollar loans associated with the company’s credit facility, and (4) amortization of deferred financing fees of $7 million for the

Bridge Facility. See Notes 13 and 19 in Item 8 of this annual report for additional information on these instruments and the transactions flowing through debt refinancing and other costs.

Debt refinancing and other costs were $117 million for the year ended December 31, 2015. These costs consisted of (1) interest expense of $5 million on senior notes issued in December 2015 to fund a portion of the cash consideration of the Rexam acquisition, (2) fair value changes of $16 million on derivative instruments designed to mitigate risks of interest rate changes with anticipated debt issuances for a portion of the cash consideration payable in the acquisition of Rexam, (3) write offs of unamortized deferred financing fees and other charges of  $16 million for the partial extinguishment of the committed bridge loan agreement, the partial extinguishment of the revolving credit facility, and refinance of the senior credit facility, (4) the amortization of deferred financing fees of $23 million on the Bridge Facility, and (5) write off of unamortized deferred financing fees and premiums of $57 million for the redemption of previously issued senior notes and the refinance of senior credit facilities. See Notes 13 and 19 in Item 8 of this annual report for additional information on these instruments and the transactions flowing through debt refinancing and other costs.

Tax Provision

The effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year.

The 2017 effective income tax rate was 32.1 percent compared to negative 100.8 percent for 2016. The effective rate was increased by 16.1 percent for U.S. tax reform, including the impact of the transition tax and remeasurement of the company’s net deferred tax asset in the U.S., and by 3.5 percent for discrete tax costs associated with certain business dispositions. The effective rate was reduced by 7.2 percent for the impact of the foreign tax rate differential, net of valuation allowance impact, and tax holidays versus the U.S. tax rate and by 5.4 percent for the impact of current year changes in various foreign tax laws including the U.K. The 2017 effective rate was also reduced by 3.1 percent for the discrete tax benefit associated with the adoption in the first quarter of 2017 of amendments to existing accounting guidance for stock-based compensation, by 1.8 percent for the impact of the U.S. R&D credit, and by 1.6 percent for the impact of the U.S. domestic manufacturing deduction and of the foregoing, the impact of U.S. tax reform, discrete tax costs associated with certain business dispositions, the impact of current year changes to certain foreign tax laws and the impact of the domestic manufacturing deduction are primarily related to discrete transactions or changes in tax law that are not expected to recur in future periods.

The 2016 full year effective income tax rate was negative 100.8 percent compared to 13.6 percent for 2015. The lower tax rate in 2016 compared to 2015 was primarily due to a 116.0 percentage point reduction for the tax benefit recorded with respect to tax deductible goodwill in a legal entity restructuring in Brazil that was completed in 2016. The tax rate was also reduced by 56.8 percentage points for increased benefits from foreign tax rate differences, primarily due to acquisitions, and by 49.6 percentage points for permanent tax differences on significant 2016 business dispositions. These amounts were partially offset by a 41.6 percentage point increase for non-deductible transaction costs related to 2016 acquisitions and a 36.8 percentage point increase for increases in valuation allowances, primarily on losses in the U.K. In 2016, we incurred a significant amount of nonrecurring business consolidation costs primarily in the U.S. The resulting reduction in earnings before income tax as a result of these costs increased the impact of permanent income tax items on the company’s effective tax rate in 2016 as compared to 2015.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the Act) was signed into law. The Act significantly changed U.S. income tax law by, among other things, reducing the U.S. federal income tax rate from 35 percent to 21 percent, transitioning from a global tax system to a modified territorial tax system, eliminating the domestic manufacturing deduction, providing for immediate expensing of certain qualified capital expenditures and limiting the tax deductions for interest expense and executive compensation. In the fourth quarter of 2017, the company recorded tax expense of $83 million for the estimated impact of the mandatory deemed repatriation of its foreign earnings and revaluation of its U.S. deferred tax assets and liabilities. The company’s review of the implications of the Act will be ongoing throughout 2018, and as such, adjustments to any provisional estimates of the Act’s impact may be required. These provisional estimates are as follows:

•

Reduction of U.S. federal corporate tax rate: The company has recorded a provisional increase to tax expense of $52 million for the estimated impact of revaluing its net deferred tax asset position in the U.S. at the new

21 percent corporate tax rate. While this is a reasonable estimate, it may be impacted by other analyses related to the Act, including the calculation of the transition tax;
•

Transition tax: The company has recorded a provisional increase to tax expense of $31 million to reflect the impact of the tax on accumulated untaxed earnings and profits (E&P) of certain foreign affiliates. To determine the amount of the transition tax, the amount of the post-1986 E&P and the amount of non-U.S. income taxes paid on such earnings must be calculated for all relevant foreign affiliates. While this estimated impact is reasonable, additional information will be gathered and analyzed in order to more precisely calculate the final impact of the transition tax;

•

Valuation allowances: The company must assess the impact of the various aspects of the Act on its valuation allowance analyses, including the transition tax. As the company has recorded provisional estimates with respect to certain aspects of the Act, any corresponding impacts from changes in valuation allowances are also provisional estimates; and

•

Cost recovery: The company has made a provisional estimate of the impact on its current tax expense and deferred tax liabilities associated with the new immediate expensing provisions for certain qualifying expenditures made after September 27, 2017. The estimate will be refined as the necessary computations are completed with respect to the full inventory of all qualifying 2017 expenditures.

Due to the complexity of the new provisions for global intangible low-taxed income (GILTI) and the base erosion anti-abuse tax (BEAT), the company is continuing to evaluate the accounting implications of these provisions of the Act. The company is allowed to make an accounting policy choice of either (1) treating taxes due for GILTI or BEAT as a current-period expense when incurred or (2) factoring such amounts into the company’s measurement of its deferred taxes. The calculation of the impact and selection of an accounting policy will depend on a detailed analysis of the company’s global income and other tax attributes to determine the potential impact, if any, of these provisions.  The company is not currently able to determine a reasonable estimate for these items. As a result, no estimate has been recorded and no policy decision has yet been made regarding whether to factor the impact of GILTI or BEAT into the company’s measurement of its deferred taxes.

In future periods, while we cannot estimate the impact on our effective tax rate, the company expects the Act to favorably impact net earnings, diluted earnings per share and cash flows, primarily due to the reduction in the federal corporate tax rate effective as of January 1, 2018.  We do not expect the Act to have a material impact on our state income tax.

Results of Business Segments

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and its operating results are presented in the five reportable segments discussed below.

Beverage Packaging, North and Central America

	Years Ended December 31,
($ in millions)	2017	2016	2015

Net sales	$4,178	$3,612	$3,202

Comparable operating earnings	533	469	402
Business consolidation and other activities (a)	(47)	(20)	(19)
Amortization of acquired Rexam intangibles	(32)	(11)	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	(6)	—	—
Cost of sales associated with Rexam inventory step-up	—	(10)	—
Total segment earnings	$448	$428	$383
Comparable operating earnings as a % of segment net sales	13%	13%	13%

(a)	Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.
(b)

Catch-up depreciation and amortization of $6 million related to the last six months of 2016 was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition during the second quarter of 2017.

The beverage packaging, North and Central America, segment consists of operations located in the U.S., Canada and Mexico that manufacture aluminum containers used in beverage packaging. In August 2017, the company announced that the Birmingham, Alabama, Chatsworth, California, and Longview, Texas, beverage packaging plants will cease production in 2018. In order to serve growing customer demand for specialty cans in the southwestern U.S., the company is constructing a beverage packaging facility in Goodyear, Arizona, which is expected to begin production in the second quarter of 2018. Our beverage can manufacturing facility in Reidsville, North Carolina, ceased production at the end of June 2017 and our beverage end manufacturing facility in Bristol, Virginia, ceased production at the end of June 2016. During the first quarter of 2016, our beverage manufacturing facility in Monterrey, Mexico, began production.

Segment sales in 2017 were $566 million higher compared to 2016. The increase in 2017 was primarily due to $350 million of higher volumes, primarily attributed to the Rexam acquisition, and $176 million from the pass through of higher metal prices. Sales in 2017 included twelve months of sales volumes from the acquired Rexam business compared to 2016 which included six months of sales volumes from the acquired Rexam business.

Comparable operating earnings in 2017 were $64 million higher compared to 2016 primarily due to higher sales volume, largely attributed to the Rexam acquisition, favorable product mix,  cost savings from the closure of the Reidsville plant and other synergy-related activities, partially offset by higher freight costs and increased depreciation. Earnings in 2017 included twelve months of sales volumes from the acquired Rexam business compared to 2016 which included six months of sales volumes from the acquired Rexam business.

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

Beverage Packaging, South America

	Years Ended December 31,
($ in millions)	2017	2016	2015

Net sales	$1,692	$1,014	$591

Comparable operating earnings	333	185	80
Business consolidation and other activities (a)	(5)	(15)	(3)
Amortization of acquired Rexam intangibles	(56)	(17)	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	(14)	—	—
Cost of sales associated with Rexam inventory step-up	—	(20)	—
Total segment earnings	$258	$133	$77
Comparable operating earnings as a % of segment net sales	20%	18%	14%

(a)	Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.
(b)

Catch-up depreciation and amortization of $14 million related to the last six months of 2016 was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition during the second quarter of 2017.

The beverage packaging, South America, segment consists of operations located in Brazil, Argentina and Chile that manufacture aluminum containers used in beverage packaging in most countries in South America. To support contracted volumes for aluminum beverage packaging across Paraguay, Argentina and Bolivia, the company plans to construct a one-line beverage can and end manufacturing plant in Paraguay, and to add capacity to our Buenos Aires, Argentina, facility. The Paraguay plant is expected to begin production in the fourth quarter of 2019.

Segment sales and comparable operating earnings in 2017 included twelve months of sales volumes from the acquired Rexam business compared to 2016 which included six months of sales volumes from the acquired Rexam business and six months of sales volumes from the company’s legacy business, the significant portion of which was sold with the Divestment Business.

Segment sales in 2017 were $678 million higher compared to 2016. The increase in 2017 was primarily due to $545 million in higher volumes, largely attributed to the Rexam acquisition, to organic growth and to additional revenue from the end sales agreement with the Divestment Business that will transition to the divested business in the first half of 2018.  The higher sales also included $158 million from the pass through of higher metal prices.

Comparable operating earnings in 2017 were $148 million higher compared to 2016 primarily due to higher sales volumes, largely attributed to the Rexam acquisition, the end sales agreement with the Divestment Business, and favorable product mix.

Segment sales in 2016 were $423 million higher compared to 2015 and comparable operating earnings in 2016 were $105 million higher compared to 2015. The second half of 2016 included earnings from the Rexam business while the second half of 2015 included the company’s smaller legacy Brazil business.

Beverage Packaging, Europe

	Years Ended December 31,
($ in millions)	2017	2016	2015

Net sales	$2,360	$1,915	$1,653

Comparable operating earnings	233	217	192
Business consolidation and other activities (a)	(89)	(24)	(10)
Amortization of acquired Rexam intangibles	(67)	(31)	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	(19)	—	—
Cost of sales associated with Rexam inventory step-up	—	(47)	—
Total segment earnings	$58	$115	$182
Comparable operating earnings as a % of segment net sales	10%	11%	12%

(a)	Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.
(b)

Catch-up depreciation and amortization of $19 million related to the last six months of 2016 was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition during the second quarter of 2017.

The beverage packaging Europe segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe, including Russia. To support growth for beverage cans in the Iberian Peninsula, the company is constructing a two-line, aluminum beverage can manufacturing facility near Madrid, Spain, with a majority of the facility’s capacity secured under a long-term customer contract. The facility is expected to be fully operational in the second quarter of 2018 and will produce multiple can sizes. In the third quarter of 2017, our beverage packaging container and end production facilities in Recklinghausen, Germany, ceased production.

Segment sales and comparable operating earnings in 2017 included twelve months of sales volumes from the acquired Rexam business compared to 2016 which included six months of sales volumes from the acquired Rexam business and six months of sales volumes from the company’s legacy European business, the significant portion of which was sold with the Divestment Business.

Segment sales in 2017 were $445 million higher compared to 2016. The increase in 2017 was primarily due to $388 million from increased sales volumes, largely attributed to the Rexam acquisition, and favorable currency exchange effects.

Comparable operating earnings in 2017 were $16 million higher compared to 2016 primarily due to increased sales volumes largely attributed to the Rexam acquisition, cost savings from the closure of the Recklinghausen, Germany, plant and other synergy-related and production efficiency activities, partially offset by increased incremental depreciation related to the finalization of the fixed asset valuations and useful lives for the Rexam acquisition.

Segment sales in 2016 were $262 million higher compared to 2015 and comparable operating earnings in 2016 were $25 million higher compared to 2015, both attributed to the Rexam acquisition.

Food and Aerosol Packaging

	Years Ended December 31,
($ in millions)	2017	2016	2015

Net sales	$1,138	$1,171	$1,297

Comparable operating earnings	102	109	108
Business consolidation and other activities (a)	6	(26)	—
Total segment earnings	$108	$83	$108
Comparable operating earnings as a % of segment net sales	9%	9%	8%

(a)Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The food and aerosol packaging segment consists of operations located in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food and aerosol containers, extruded aluminum aerosol containers and slugs. In March 2017, we sold our paint and general line can facility in Hubbard, Ohio, and in October 2016, we sold our specialty tin manufacturing facility in Baltimore, Maryland. During the first quarter of 2016, we announced the closure of our food and aerosol packaging flat sheet production and end-making facility in Weirton, West Virginia, which ceased production in the first quarter of 2017.

Segment sales in 2017 were $33 million lower compared to 2016. The decrease in 2017 was primarily due to lower food can sales volumes and the sale of the company’s Baltimore, Maryland, and Hubbard, Ohio, plants.

Comparable operating earnings in 2017 were $7 million lower compared to 2016 primarily due to further food can volume and price/cost compression, one-time startup costs for our new flat sheet operations in Canton, Ohio, during 2017, and the sale of the company’s Baltimore and Hubbard plants, which were partially offset by favorable aerosol product mix and various cost-out initiatives.

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

Aerospace

	Years Ended December 31,
($ in millions)	2017	2016	2015

Net sales	$991	$818	$810

Comparable operating earnings	98	88	82
Business consolidation and other activities (a)	—	—	1
Total segment earnings	$98	$88	$83
Comparable operating earnings as a % of segment net sales	10%	11%	10%

(a)Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in 2017 were $173 million higher compared to 2016, and comparable operating earnings were $10 million higher. The increase in sales and operating earnings for 2017 was primarily the result of increases from significant U.S. national defense contracts.

Segment sales in 2016 were relatively unchanged compared to 2015. Comparable operating earnings in 2016 increased $6 million compared to 2015 due to individually immaterial items.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 98 percent of segment sales in 2017 compared to 97 percent of segment sales in 2016 and 96 percent in 2015. The aerospace contract mix in 2017 consisted of 63 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 32 percent fixed-price contracts. The remaining sales were for time and materials contracts.

Contracted backlog for the aerospace segment at December 31, 2017 and 2016, was $1.75 billion and $1.4 billion, respectively. The year-over-year increase reflects several major contract awards during 2017. The segment has numerous outstanding bids for future contract awards. The backlog at December 31, 2017, consisted of 78 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

Management Performance Measures

Management internally uses various measures to evaluate company performance such as comparable operating earnings (earnings before interest, taxes and business consolidation and other non-comparable costs); comparable net earnings (earnings before business consolidation costs and other non-comparable costs after tax); return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); and diluted earnings per share. Management also uses free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures) as a measure to evaluate the company’s liquidity. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions.

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Years Ended December 31,
($ in millions)	2017	2016	2015

Net earnings attributable to Ball Corporation	$374	$263	$281
Add: Net earnings attributable to noncontrolling interests	6	3	22
Net earnings	380	266	303
Less: Equity in results of affiliates, net of tax	(31)	(15)	(4)
Add: Tax provision (benefit)	165	(126)	47
Earnings before taxes, as reported	514	125	346
Add: Total interest expense	288	338	260
Earnings before interest and taxes	802	463	606
Add: Business consolidation and other activities	221	337	195
Add: Amortization of acquired Rexam intangibles	162	65	—
Add: Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (a)	35	—	—
Add: Cost of sales associated with Rexam inventory step-up	—	84	—
Add: Egyptian pound devaluation	—	27	—
Comparable operating earnings	$1,220	$976	$801

Our calculation of comparable net earnings is summarized below:

	Years Ended December 31,
($ in millions, except per share amounts)	2017	2016	2015

Net earnings attributable to Ball Corporation	$374	$263	$281
Add: Business consolidation and other activities	221	337	195
Add: Amortization of acquired Rexam intangibles	162	65	—
Add: Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (a)	35	—	—
Add: Cost of sales associated with Rexam inventory step-up	—	84	—
Add: Egyptian pound devaluation	—	27	—
Add: Debt refinancing and other costs	3	109	117
Less: Tax effect on above items	(150)	(322)	(103)
Add: Impact of U.S. tax reform	83	—	—
Comparable net earnings	$728	$563	$490

Per diluted share, as reported (b)	$1.05	$0.81	$1.00
Per diluted share, comparable basis (b)	$2.04	$1.74	$1.74

Weighted average diluted shares outstanding (000s)	356,985	322,884	281,968

(a)

Catch-up depreciation and amortization of $35 million related to the last six months of 2016 was recorded during 2017 as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

(b)	Amounts in 2016 and 2015 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

For information regarding the company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Notes 1 and 2 to the consolidated financial statements within Item 8 of this annual report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Our primary sources of liquidity are cash provided by operating activities and external committed borrowings. We believe that cash flows from operations and cash provided by short-term, long-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. The following table summarizes our cash flows:

	Years Ended December 31,
($ in millions)	2017	2016	2015

Cash flows provided by (used in) operating activities	$1,478	$194	$1,007
Cash flows provided by (used in) investing activities	(545)	672	(2,721)
Cash flows provided by (used in) financing activities	(1,073)	(387)	1,737

Cash flows from operations in 2017 were higher compared to 2016 primarily due to improved earnings and working capital. Working capital changes in 2017 included a decrease in inventory days on hand from 68 to 61 days, a decrease in days receivables outstanding from 46 to 45 days and an increase in days payable outstanding from 97 to 110 days. The continuing increase in days payable outstanding is a result of longer negotiated contractual terms with suppliers.

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

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $1.0 billion at December 31, 2017. A total of $439 million and $374 million were available for sale under these programs at December 31, 2017 and 2016, respectively.

Annual cash dividends paid on common stock were 36.5 cents per share in 2017, and 26 cents per share in each of 2016 and 2015,  as retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017. Total dividends paid to common shareholders were $129 million in 2017, $83 million in 2016 and $72 million in 2015. We paid dividends to noncontrolling interests of $5 million in 2017 and $18 million in 2015. No dividends were paid to noncontrolling interests in 2016.

As of December 31, 2017, approximately $440 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that limit the ability to convert Egyptian pounds held by the company in Egypt with a U.S. dollar equivalent value of $51 million into other currencies. The company believes its U.S. operating cash flows; the $1.2 billion available under the company’s long-term, revolving credit facilities; the $110 million available under other U.S.-based uncommitted short-term credit facilities; and availability under U.S.-based committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds would be needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. With the introduction of a modified territorial tax system in the recently enacted U.S. Tax Cuts and Jobs Act, the company is currently reviewing its previously stated intent to permanently reinvest these foreign amounts outside the U.S.  As the company does not believe a reasonable estimate of the impact of the U.S. Tax Cuts and Jobs Act on its indefinite reinvestment assertion can be determined at present, no provisional estimate is recorded in the financial statements for the period ended December 31, 2017. When either a reasonable estimate or the final determination becomes available, the impact will be recorded in that same reporting period.  The final determination will be made and the impact will be recorded no later than December of 2018.

Based on its previous indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings were intended to be indefinitely reinvested in its international operations. Retained earnings in non-U.S. subsidiaries were $2.8 billion as of December 31, 2017. While it is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S., as a result of the company’s inclusion of a provisional transition tax estimate, U.S. tax has been accrued with respect to this amount.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $76 million in 2017, $59 million in 2016 and $100 million in 2015. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 16 to the consolidated financial statements within Item 8 of this annual report.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt was $7 billion at December 31, 2017, compared to $7.5 billion at December 31, 2016.

In anticipation of the June 2016 acquisition of Rexam, the company entered into a £3.3 billion Bridge Facility in February 2015. Additionally, in December 2015, Ball issued $1 billion of 4.375 percent senior notes, €400 million of 3.5 percent senior notes and €700 million of 4.375 percent senior notes. The company elected to restrict these proceeds in an escrow account, which enabled the reduction of its Bridge Facility to £1.9 billion.

In March 2016, Ball refinanced in full its then existing £1.9 billion Bridge Facility with a $1.4 billion Term A loan facility available to Ball and a €1.1 billion Term A loan facility available to a subsidiary of Ball, and refinanced in full its then existing revolving credit facility with a long-term, multi-currency revolver available until March 2021. The euro Term A loan was repaid during 2017.

At December 31, 2017, taking into account outstanding letters of credit, approximately $1.2 billion was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until March 2021. In addition to these facilities, the company had $751 million of short-term uncommitted credit facilities available at December 31, 2017, of which $340 million was outstanding and due on demand. The majority of these amounts are available without violating our existing debt covenants. At December 31, 2016, the company had $143 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at December 31, 2017, and for all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 4 times at December 31, 2017. The company was in compliance with all loan agreements and debt covenants at December 31, 2017 and 2016, and we have met all debt payment obligations. As of December 31, 2017, the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities, the short-term uncommitted credit facilities and the unsecured, committed bridge loan agreement, are available without violating our existing debt covenants. Additional details about our debt are available in Note 13 to the consolidated financial statements within Item 8 of this annual report.

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

Based on the above definition, our consolidated free cash flow is summarized as follows:

	Years Ended December 31,
($ in millions)	2017	2016	2015

Total cash provided by operating activities	$1,478	$194	$1,007
Capital expenditures	(556)	(606)	(528)
Free cash flow	$922	$(412)	$479

Based on information currently available, we estimate cash flows from operating activities for 2018 to be in the range of $1.5 billion, capital expenditures to be approximately $600 million and free cash flow to be in the range of $900 million.  In 2018, we intend to utilize our operating cash flow to service debt and to fund our growth capital projects, dividend payments, stock buybacks and, to the extent available, acquisitions that meet our various criteria. Of the total 2018 estimated capital expenditures, approximately $465 million was contractually committed as of December 31, 2017.

Commitments

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases, purchase obligations and other commitments in effect at December 31, 2017, are summarized in the following table:

	Payments Due By Period (a)
		Less than			More than
($ in millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including capital leases (b)	$6,691	$113	$1,862	$1,875	$2,841
Interest payments on long-term debt (c)	1,273	267	500	304	202
Purchase obligations (d)	11,974	3,745	5,619	2,608	2
Operating leases	208	45	59	37	67
Total payments on contractual obligations	$20,146	$4,170	$8,040	$4,824	$3,112

(a)	Amounts reported in local currencies have been translated at year end 2017 exchange rates.
(b)	Amounts represent future cash payments due and exclude future amortization of debt issuance costs of $60 million at December 31, 2017.

(c)For variable rate facilities, amounts are based on interest rates in effect at year end and do not contemplate the effects of any hedging instruments utilized by the company.

(d)The company’s purchase obligations include capital expenditures and contracted amounts for aluminum, steel and other direct materials. Also included are commitments for purchases of natural gas and electricity, expenses related to aerospace and technologies contracts and other less significant items. In cases where variable prices and/or usage are involved, management’s best estimates have been used. Depending on the circumstances, early termination of the contracts may or may not result in penalties and, therefore, actual payments could vary significantly.

The table above does not include $84 million of uncertain tax positions, the timing of which is unknown at this time.

Contributions to the company’s defined benefit pension plans, not including the unfunded German, Swedish and certain U.S. plans, are expected to be in the range of $46 million in 2018. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to these plans are expected to be approximately $397 million to $416 million for each of the years ending December 31, 2018 through 2022 and a total of $2.2 billion for the years 2023 through 2027. Payments to participants in the unfunded German, Swedish and certain U.S. plans are expected to be approximately $17 million to $21 million in each of the years 2018 through 2022 and a total of $80 million for the years 2023 through 2027.

Based on changes in return on asset and discount rate assumptions, as well as revisions based on plan experience studies, total pension expense in 2018, excluding settlement and curtailment losses, is anticipated to be approximately $20 million lower than in 2017. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an estimated $15 million increase in the 2018 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $3 million reduction of pension expense in 2018. Additional details about our defined benefit pension plans are available in Note 15 to the consolidated financial statements within Item 8 of this annual report.

Contingencies

The company is routinely subject to litigation incident to operating its businesses, and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites, including in respect of sites related to alleged activities of certain Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon its liquidity, results of operations or financial condition. Details of the company’s legal proceedings are included in Note 21 to the consolidated financial statements within Item 8 of this annual report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “believes,” “targets,” “likely” and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. Readers of this report should therefore not place undue reliance upon any forward-looking statements and any of such statements should be read in conjunction with, and, qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.govhttp://www.sec.gov/. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed include, but are not limited to the following: a) in our packaging segments: product demand fluctuations; availability/cost of raw materials; competitive packaging, pricing and substitution; changes in climate and weather; competitive activity; failure to achieve synergies, productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation, power and supply chain influence; changes in major customer or supplier contracts or a loss of a major customer or supplier; political instability and sanctions; currency controls; and changes in foreign exchange or tax rates; b) in our aerospace segment: funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) in the company as a whole, those listed plus: changes in senior management; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; litigation; strikes; labor cost changes; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including the U.S. government elections, budget, sequestration and debt limit; reduced cash flow; ability to achieve cost-out initiatives and synergies; interest rates affecting our debt; and successful or unsuccessful acquisitions and divestitures, including with respect to the Rexam acquisition and its integration, or the associated divestiture; the effect of the acquisition or the divestiture on our business relationships, operating results and business generally.

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

Steel

Most sales contracts involving our steel products either include provisions permitting us to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices. We anticipate at this time that we will be able to pass through the majority of any steel price changes that may occur in 2018.

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel and aluminum prices would result in an estimated $8 million after tax reduction in net earnings over a one-year period. Additionally, the company has currency exposures on raw materials and the effect of a 10 percent adverse change is included in the total currency exposure discussed below. Actual results may vary based on actual changes in market prices and rates.

Other

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices would result in an estimated $14 million after tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices would result in a less than $1 million after tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2017, included pay-fixed interest rate swaps which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2017, assumed floating rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a 100-basis point increase in interest rates would result in an estimated $7 million after tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

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

Considering the company’s derivative financial instruments outstanding at December 31, 2017, and the various currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening, mainly against the Russian ruble) in currency exchange rates compared to the U.S. dollar would result in an estimated $15 million after tax reduction in net earnings over a one-year period. This hypothetical adverse change in currency exchange rates would also reduce our forecasted average debt balance by $132 million and increase our forecasted cross currency swap value by $129 million. Actual changes in market prices or rates may differ from hypothetical changes.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until June 2018 and such swaps have a combined notional value of 2.7 million shares. Based on current levels in the program, each $1 change in the company’s stock price has an insignificant impact on pretax earnings, net of the impact of related derivatives.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ball Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive earnings (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 28, 2018

We have served as the Company’s auditor since at least 1962.  We have not determined the specific year we began serving as auditor of the Company.

Consolidated Statements of Earnings

Ball Corporation

	Years Ended December 31,
($ in millions, except per share amounts)	2017	2016	2015

Net sales	$10,983	$9,061	$7,997

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(8,717)	(7,296)	(6,460)
Depreciation and amortization	(729)	(453)	(286)
Selling, general and administrative	(514)	(512)	(450)
Business consolidation and other activities	(221)	(337)	(195)
	(10,181)	(8,598)	(7,391)

Earnings before interest and taxes	802	463	606

Interest expense	(285)	(229)	(143)
Debt refinancing and other costs	(3)	(109)	(117)
Total interest expense	(288)	(338)	(260)

Earnings before taxes	514	125	346
Tax (provision) benefit	(165)	126	(47)
Equity in results of affiliates, net of tax	31	15	4
Net earnings	380	266	303
Net earnings attributable to noncontrolling interests	(6)	(3)	(22)
Net earnings attributable to Ball Corporation	$374	$263	$281

Earnings per share: (a)
Basic	$1.07	$0.83	$1.02
Diluted	$1.05	$0.81	$1.00

Weighted average shares outstanding: (000s) (a)
Basic	350,269	316,542	274,600
Diluted	356,985	322,884	281,968

Cash dividends declared and paid, per share (a)	$0.365	$0.26	$0.26

(a)	Amounts in 2016 and 2015 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings (Loss)

Ball Corporation

	Years Ended December 31,
($ in millions)	2017	2016	2015

Net earnings	$380	$266	$303

Other comprehensive earnings (loss):
Foreign currency translation adjustment	38	(160)	(166)
Pension and other postretirement benefits	296	(178)	78
Effective financial derivatives	17	9	(9)
Total other comprehensive earnings (loss)	351	(329)	(97)
Income tax (provision) benefit	(65)	27	(21)
Total other comprehensive earnings (loss), net of tax	286	(302)	(118)

Total comprehensive earnings	666	(36)	185
Comprehensive (earnings) loss attributable to noncontrolling interests	(7)	(2)	(22)
Comprehensive earnings (loss) attributable to Ball Corporation	$659	$(38)	$163

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation

	December 31,
($ in millions)	2017	2016

Assets
Current assets
Cash and cash equivalents	$448	$597
Receivables, net	1,634	1,491
Inventories, net	1,526	1,413
Other current assets	150	152
Total current assets	3,758	3,653
Noncurrent assets
Property, plant and equipment, net	4,610	4,387
Goodwill	4,933	5,095
Intangible assets, net	2,462	1,934
Other assets	1,406	1,104
Total assets	$17,169	$16,173

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$453	$222
Accounts payable	2,762	2,033
Accrued employee costs	352	315
Other current liabilities	540	399
Total current liabilities	4,107	2,969
Noncurrent liabilities
Long-term debt	6,518	7,310
Employee benefit obligations	1,463	1,497
Deferred taxes	695	439
Other liabilities	340	417
Total liabilities	13,123	12,632

Shareholders' equity
Common stock (670,576,215 shares issued - 2017; 668,504,350 shares issued - 2016) (a)	1,084	1,038
Retained earnings	4,987	4,739
Accumulated other comprehensive earnings (loss)	(656)	(941)
Treasury stock, at cost (320,694,598 shares - 2017; 318,774,098 shares - 2016) (a)	(1,474)	(1,401)
Total Ball Corporation shareholders' equity	3,941	3,435
Noncontrolling interests	105	106
Total shareholders' equity	4,046	3,541
Total liabilities and shareholders' equity	$17,169	$16,173

(a)	Amounts in 2016 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation

	Years Ended December 31,
($ in millions)	2017	2016	2015

Cash Flows from Operating Activities
Net earnings	$380	$266	$303
Adjustments to reconcile net earnings to cash provided by
(used in) continuing operating activities:
Depreciation and amortization	729	453	286
Business consolidation and other activities	221	337	195
Deferred tax provision (benefit)	82	(293)	(62)
Other, net	(268)	(60)	145
Working capital changes, excluding effects of acquisitions (a):
Receivables	(189)	(53)	35
Inventories	(66)	30	97
Other current assets	12	65	10
Accounts payable	639	(55)	125
Accrued employee costs	5	(14)	(36)
Other current liabilities	(18)	(481)	(107)
Other, net	(49)	(1)	16
Total cash provided by (used in) operating activities	1,478	194	1,007
Cash Flows from Investing Activities
Capital expenditures	(556)	(606)	(528)
Business acquisitions, net of cash acquired	—	(3,379)	(29)
Proceeds from dispositions, net of cash sold	(2)	2,938	1
Restricted cash, net	—	1,966	(2,183)
Settlement of Rexam acquisition related derivatives	—	(252)	(16)
Other, net	13	5	34
Cash provided by (used in) investing activities	(545)	672	(2,721)
Cash Flows from Financing Activities
Long-term borrowings	765	4,370	4,524
Repayments of long-term borrowings	(1,810)	(4,624)	(2,430)
Net change in short-term borrowings	184	23	(93)
Proceeds from issuances of common stock	27	48	36
Acquisitions of treasury stock	(103)	(107)	(136)
Common dividends	(129)	(83)	(72)
Other, net	(7)	(14)	(92)
Cash provided by (used in) financing activities	(1,073)	(387)	1,737

Effect of exchange rate changes on cash	(9)	(106)	10

Change in cash and cash equivalents	(149)	373	33
Cash and cash equivalents – beginning of year	597	224	191
Cash and cash equivalents – end of year	$448	$597	$224

(a)	Includes payments of costs associated with the acquisition of Rexam and the sale of the Divestment Business.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other		Total
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Shareholders'
($ in millions; share amounts in thousands)	Shares (a)	Amount	Shares (a)	Amount	Earnings	Income (Loss)	Interest	Equity

Balance at December 31, 2014	663,236	$1,132	(389,304)	$(3,923)	$4,347	$(522)	$206	$1,240
Net earnings	—	—	—	—	281	—	22	303
Other comprehensive earnings, net of tax	—	—	—	—	—	(118)	—	(118)
Common dividends, net of tax benefits	—	—	—	—	(71)	—	—	(71)
Treasury stock purchases	—	—	(3,532)	(136)	—	—	—	(136)
Treasury shares reissued	—	—	658	23	—	—	—	23
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,062	29	—	—	—	—	—	29
Tax benefit on option exercises	—	21	—	—	—	—	—	21
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Acquisition of noncontrolling interests	—	(220)	11,460	403	—	—	(200)	(17)
Other activity	—	—	—	5	—	—	—	5
Balance at December 31, 2015	665,298	962	(380,718)	(3,628)	4,557	(640)	10	1,261
Net earnings	—	—	—	—	263	—	3	266
Other comprehensive earnings, net of tax	—	—	—	—	—	(301)	(1)	(302)
Common dividends, net of tax benefits	—	—	—	—	(81)	—	—	(81)
Treasury stock purchases	—	—	(3,198)	(107)	—	—	—	(107)
Treasury shares reissued	—	—	640	23	—	—	—	23
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	3,206	54		—	—	—	—	54
Tax benefit on option exercises	—	22	—	—	—	—	—	22
Acquisition of Rexam	—	—	64,502	2,302	—	—	94	2,396
Other activity	—	—	—	9	—	—	—	9
Balance at December 31, 2016	668,504	1,038	(318,774)	(1,401)	4,739	(941)	106	3,541
Net earnings	—	—	—	—	374	—	6	380
Other comprehensive earnings, net of tax	—	—	—	—	—	285	1	286
Common dividends, net of tax benefits	—	—	—	—	(126)	—	—	(126)
Treasury stock purchases	—	—	(2,552)	(103)	—	—	—	(103)
Treasury shares reissued	—	—	631	22	—	—	—	22
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,072	46	—	—	—	—	—	46
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Other activity	—	—	—	8	—	—	(3)	5
Balance at December 31, 2017	670,576	$1,084	(320,695)	$(1,474)	$4,987	$(656)	$105	$4,046

(a)	Amounts in 2016, 2015 and 2014 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

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

Exit and Other Closure Costs (Business Consolidation Costs)

The company estimates its liabilities for business closure activities by accumulating detailed estimates of costs and asset sale proceeds, if any, for each business consolidation initiative. This includes the estimated costs of employee severance, pension and related benefits; impairment of property and equipment and other assets, including estimates of net realizable value; accelerated depreciation; termination payments for contracts and leases; contractual obligations; and any other qualifying costs related to the exit plan. These estimated costs are grouped by specific projects within the overall exit plan and are then monitored on a monthly basis. Such charges represent management’s best estimates, but require assumptions about the plans that may change over time. Changes in estimates for individual locations and other matters are evaluated periodically to determine if a change in estimate is required for the overall restructuring plan.

Ball Corporation

Notes to the Consolidated Financial Statements

Subsequent changes to the original estimates are included in current earnings and identified as business consolidation gains or losses.

Recoverability of Goodwill and Intangible Assets

On an annual basis and at interim periods when circumstances require, the company tests the recoverability of its goodwill and indefinite-lived intangible assets. The company utilizes the new impairment analysis, as updated in 2017, and it has elected not to use the qualitative assessment or “step zero” approach. Under the new impairment analysis, the company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its implied fair value. The company estimates fair value for each reporting unit using the market and income approaches. Under the market approach, the company uses available information regarding multiples used in recent transactions, if any, involving transfers of controlling interests as well as publicly available trading multiples based on the enterprise value of companies in either the packaging or aerospace and defense industries, as applicable. The appropriate multiple is applied to forecasted EBITDA (a non-GAAP item defined by the company as earnings before interest, taxes, depreciation and amortization) of each reporting unit to estimate fair value. Under the income approach, fair value is estimated as the present value of estimated future cash flows of each reporting unit. The projected cash flows incorporate various assumptions related to weighted average cost of capital (WACC) and growth rates specific to each reporting unit.

Amortizable intangible assets are tested for impairment, when deemed necessary, based on an income approach using undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.

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

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging commercial risk exposures to fluctuations in interest rates, currency exchange rates, raw material costs, inflation rates and common share prices. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. The company values each derivative financial instrument either by using a single valuation technique based on observable market inputs performed internally or by obtaining valuation information from a reliable and observable market source. For a derivative designated as a cash flow hedge, the derivative's mark to fair value is initially recorded as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the hedged item affects earnings, unless it is probable that the forecasted transaction will not occur. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of cash flows, derivative activities are classified based on the cash flows of the items being hedged.

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

The determination of a reserve for a loss contingency is based on management’s judgment of probability and estimates with respect to the likelihood of an outcome and valuation of the future event. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is probable, Ball may

Ball Corporation

Notes to the Consolidated Financial Statements

consider the following factors, among others: the nature of the litigation, claim or assessment; available information, opinions or views of legal counsel and other advisors; and the experience gained from similar cases by the company and others. The company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed, and could have a significant impact on the company's consolidated financial statements.

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Ball, its consolidated subsidiaries, and variable interest entities in which the company is considered to be the primary beneficiary. Equity investments in which the company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method of accounting. Investments in which the company neither exercises significant influence over the investee, nor is the primary beneficiary of the investment, are accounted for using the cost method of accounting. Intercompany transactions are eliminated in consolidation.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset or asset group may not be recoverable based on the undiscounted future cash flows of the asset. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. If the carrying amount of the asset or asset group is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as applicable.

Depreciation and Amortization

Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Repairs and maintenance costs, including labor and material costs for major improvements such as annual production line overhauls, are expensed as incurred, unless those costs substantially increase the useful lives or capacity of the existing assets. Assets are depreciated and amortized using the straight-line method over their estimated useful lives, generally 5 to 40 years for buildings and improvements and 2 to 20 years for machinery and equipment. Finite-lived intangible assets, excluding capitalized software costs, are generally amortized over their estimated useful lives of 3 to 18 years. For capitalized software, costs are generally amortized over their estimated useful

Ball Corporation

Notes to the Consolidated Financial Statements

lives of 3 to 7 years. The company periodically reviews these estimated useful lives and when appropriate, changes are made prospectively.

For certain business consolidation activities, accelerated depreciation may be required over the revised remaining useful life for assets designated to be scrapped or abandoned. The accelerated depreciation related to such activities is disclosed as part of business consolidation and other activities in the appropriate period.

Environmental Reserves

The company estimates its liability for environmental matters based on, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The company records the best estimate of a loss when the loss is considered probable. As additional information becomes available, the company reassesses the potential liability related to pending matters and revises the estimates.

Revenue Recognition in the Packaging Segments

The company recognizes sales of products in the packaging segments when the four basic criteria of revenue recognition are met: delivery has occurred, title has transferred, there is persuasive evidence of an agreement or arrangement and the price is fixed or determinable and collection is reasonably assured. Shipping and handling costs are reported within cost of sales in the consolidated statement of earnings. All revenues are presented net of tax.

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

At the inception of contract performance, our estimates of base, incentive and other fees are established at a conservative estimate of profit over the period of contract performance. Throughout the period of contract performance, the company regularly reevaluates and, if necessary, revises estimates of total contract revenue, total contract cost, extent of progress toward completion, probability of receipt of any award and performance fees and any clawback provisions included in the contract. Provision for estimated contract losses, if any, is made in the period that such losses are determined to be probable. Because of sales contract payment schedules, limitations on funding and contract terms, our sales and accounts receivable generally include amounts that have been earned but not yet billed. Contract claims are only recorded if it is probable that the claim will result in additional contract revenue and the claim amounts can be reliably estimated. Revenue associated with claims is recorded only for costs already incurred and does not include a profit component. Pre-contract costs that are not approved by the customer for reimbursement are expensed as incurred. As a prime U.S. government contractor or subcontractor, the aerospace segment is subject to a high degree of regulation, financial review and oversight by the U.S. government. All revenues are presented net of tax.

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1–Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Ball Corporation

Notes to the Consolidated Financial Statements

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

Research and Development

Research and development costs are expensed as incurred in connection with the company’s programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $27 million, $28 million and $26 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Currency Translation

Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

2.  Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2017, amendments to existing derivative and hedge accounting guidance were issued to simplify existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments will more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. This guidance will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The company elected to early adopt this guidance during the fourth quarter of 2017, and the adoption did not have a material impact on the company’s consolidated financial statements.

In January 2017, amendments to existing accounting guidance were issued simplifying an entity’s subsequent goodwill measurement by eliminating Step 2, which requires a hypothetical purchase price allocation, from its annual or interim goodwill impairment test. Pursuant to this guidance, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the

Ball Corporation

Notes to the Consolidated Financial Statements

total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is required to be applied prospectively on January 1, 2020, and early adoption is permitted. The company elected to early adopt this guidance effective January 1, 2017, and it did not have an impact on the company’s consolidated financial statements.

In March 2016, final accounting guidance was issued clarifying that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host only requires an analysis of the four-step decision sequence outlined in the accounting standards codification. Consequently, when a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument, the nature of the exercise contingency would be disregarded. This guidance was applied on a modified retrospective basis on January 1, 2017, and did not have an impact on the company’s consolidated financial statements.

In March 2016, final accounting guidance was issued eliminating the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. This guidance was applied prospectively on January 1, 2017, and did not have a material impact on the company’s consolidated financial statements.

In March 2016, amendments to existing accounting guidance were issued to simplify various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The company adopted these amendments on January 1, 2017, as discussed below, which did not have a material impact on the company’s consolidated financial statements.

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

In March 2016, accounting guidance was issued regarding the effect of derivative contract novations on existing hedge accounting relationships. The amendments clarify that a change in the counterparty to a derivative instrument designated as a hedging instrument does not in and of itself require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The guidance was applied prospectively on January 1, 2017, and it did not have a material impact on the company’s consolidated financial statements.

In December 2017, new guidance was issued to permit a range of responses to the U.S. Tax Cuts and Jobs Act (the Act) depending on the degree to which an entity had completed its analysis of the tax effects of the Act. Where the analysis of a given effect of the Act is incomplete at the time of reporting, the guidance allows an entity to book provisional entries (where amounts can be reasonably estimated) or to report under previously applicable tax accounting guidance where amounts under the Act cannot be reasonably estimated. The entity subsequently has a measurement period of up to one

Ball Corporation

Notes to the Consolidated Financial Statements

year to finalize the provisional impacts of the Act. The guidance was immediately effective and Ball applied the option to record provisional impacts of the Act in its results for the year ended December 31, 2017.

New Accounting Guidance

In February 2018, amendments to existing guidance were issued to permit the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. The guidance is effective for Ball on January 1, 2019, with early adoption and retrospective application to the time of implementation of the Act permitted. The company has not elected to early adopt the new guidance in 2017 and is assessing the impact that it is expected to have on the consolidated financial statements.

In May 2017, amendments to existing accounting guidance were issued to provide clarity and reduce diversity in practice, cost and complexity when applying existing accounting guidance for modifications to the terms or conditions of a share-based payment award. The amendments specify that all changes to the terms and conditions of a share-based payment award will require an entity to apply modification accounting, unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This guidance will be effective for annual reporting periods beginning on January 1, 2018, and early adoption is permitted. The company does not expect the amendments to have a material impact on its consolidated financial statements, and the company has not elected to early adopt this new accounting standard.

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

In February 2017, amendments to existing accounting guidance were issued to clarify the scope and to add guidance for partial sales of nonfinancial assets. The guidance requires that all entities account for the derecognition of a business in accordance with guidance for consolidation, including instances in which the business is considered to be in substance real estate. This guidance is required to be applied on January 1, 2018, using a full retrospective approach or a modified retrospective approach and early adoption is permitted. The company has not elected to early adopt the new standard and is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In January 2017, amendments to existing accounting guidance were issued to further clarify the definition of a business in determining whether or not a company has acquired or sold a business. The amendments provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a

Ball Corporation

Notes to the Consolidated Financial Statements

substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also narrow the definition of the term “output” so that the term is consistent with how outputs are described in the new guidance for revenue recognition. The guidance is required to be applied prospectively for Ball on January 1, 2018, and early adoption is permitted. The company has not elected to early adopt the new standard and does not expect these amendments to have a material impact on its consolidated financial statements.

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

In August 2016, accounting guidance was issued addressing the following eight specific cash flow issues:

•	Debt prepayment or debt extinguishment costs
•	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing
•	Contingent consideration payments made after a business combination
•	Proceeds from the settlement of insurance claims
•	Proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies)
•	Distributions received from equity method investees
•	Beneficial interests in securitization transactions
•	Separately identifiable cash flows and, for cash flows with aspects of more than one class which are not separately identifiable, classification based on the predominant source for those cash flows

This guidance is required to be applied retrospectively on January 1, 2018, and the company does not expect the guidance to have a material impact on its consolidated financial statements.

In June 2016, amendments to existing accounting guidance were issued that will require financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The guidance will be effective on January 1, 2020. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

Ball Corporation

Notes to the Consolidated Financial Statements

In February 2016, lease accounting guidance was issued which, for operating leases, will require a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The guidance also requires a lessee to recognize a single lease cost, calculated so the cost of the lease is allocated over the lease term, generally on a straight-line basis. The guidance will be effective for Ball on January 1, 2019. The company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements and it is expected that a material amount of lease assets and liabilities will be recorded on its consolidated balance sheet.

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

In April 2016, a clarification on implementation guidance related to identifying performance obligations was issued. The amendments clarify when a promised good or service is separately identifiable and allow entities to disregard items that are immaterial in the context of a contract.

In May 2016, narrow scope amendments and practical expedients were issued to clarify the new revenue recognition standard. The amendments clarify the collectability criterion of the revenue standard wherein an entity is allowed to recognize revenue in the amount of consideration received when the following criteria are met: the entity has transferred control of the goods or services, the entity has stopped transferring goods or services, or has no obligation under the contract to transfer additional goods or services and the consideration received from the customer is nonrefundable. The amendments also clarify the following: the fair value of noncash consideration should be measured at contract inception when determining the transaction price, allows an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer when the company discloses that policy, for contracts

Ball Corporation

Notes to the Consolidated Financial Statements

to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy U.S. GAAP, and a practical expedient is provided in which an entity can avoid having to evaluate the effects of each contract modification from contract inception through the beginning of the earliest period presented when accounting for contracts that were modified prior to adoption under both the full and modified retrospective transition approach. Additionally, the amendments included a rescission of SEC guidance, because of the new revenue guidance, to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer.

In December 2016, technical corrections and improvements were issued on a variety of topics within the new revenue recognition standard. The corrections represent minor corrections or improvements and are not expected to have a significant impact on accounting practices. The amendments clarify the following: guarantee fees within the scope of accounting guidance for guarantees are not within the scope of the new revenue recognition guidance, impairment testing for capitalized contract costs should consider both expected contract renewals and extensions and unrecognized consideration already received along with expected future consideration, the sequence of impairment testing for assets within the scope of different topics, allowance of an accounting policy election to determine the provision for losses at the performance obligation level instead of the contract level, exclude all topics within the financial services–insurance guidance from the scope of the new revenue recognition guidance, allow exemptions from the disclosures of remaining performance obligations, disclosure of prior-period performance obligations pertains to all performance obligations and is not limited to those with corresponding contract balances and better aligns accounting guidance and examples within the guidance.

The new guidance is effective for Ball on January 1, 2018, and will supersede the current revenue recognition guidance, including industry-specific guidance. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We adopted the standard for the period beginning January 1, 2018, using the modified retrospective method.

We established a cross-functional implementation team, which includes representatives from all of our business segments. We utilized a bottoms-up approach to analyze the impact of the new standard on our contracts with customers by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenues arising from such contracts. In addition, we are finalizing changes to our business processes, systems and controls to support recognition and disclosure under the standard upon adoption.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Our processes, systems and internal controls will be in a position to report under the new accounting standard upon adoption in the first quarter of 2018.

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

Food and aerosol packaging:  Consists of operations in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food and aerosol containers, as well as extruded aluminum aerosol containers and aluminum slugs.

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

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2017	2016	2015

Anheuser-Busch InBev and subsidiaries	14%	7%	10%
Coca-Cola Bottlers' Sales & Services Company LLC	11%	9%	11%
U.S. Government	9%	9%	10%
Molson Coors Brewing Company and subsidiaries	7%	9%	11%

Ball Corporation

Notes to the Consolidated Financial Statements

Summary of Net Sales by Geographic Area (a)

($ in millions)	U.S.	Brazil	Other	Consolidated

2017	$5,496	$1,427	$4,060	$10,983
2016	4,929	904	3,228	9,061
2015	4,738	591	2,668	7,997

(a)	Revenue is attributed based on origin of sale and includes intercompany eliminations.

Summary of Net Long-Lived Assets by Geographic Area (a)

($ in millions)	U.S.	Brazil	U.K.	Other	Consolidated

As of December 31, 2017	$1,852	$876	$659	$2,629	$6,016
As of December 31, 2016	2,097	885	182	2,327	5,491

(a)	Long-lived assets exclude goodwill, intangible assets and noncurrent restricted cash.

Ball Corporation

Notes to the Consolidated Financial Statements

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2017	2016	2015

Net sales
Beverage packaging, North and Central America	$4,178	$3,612	$3,202
Beverage packaging, South America	1,692	1,014	591
Beverage packaging, Europe	2,360	1,915	1,653
Food and aerosol packaging	1,138	1,171	1,297
Aerospace	991	818	810
Reportable segment sales	10,359	8,530	7,553
Other	624	531	444
Net sales	$10,983	$9,061	$7,997

Comparable operating earnings
Beverage packaging, North and Central America	$533	$469	$402
Beverage packaging, South America	333	185	80
Beverage packaging, Europe	233	217	192
Food and aerosol packaging	102	109	108
Aerospace	98	88	82
Reportable segment comparable operating earnings	1,299	1,068	864
Reconciling items
Other (a)	(79)	(92)	(63)
Business consolidation and other activities	(221)	(337)	(195)
Amortization of acquired Rexam intangibles	(162)	(65)	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	(35)	—	—
Cost of sales associated with Rexam inventory step-up	—	(84)	—
Egyptian pound devaluation	—	(27)	—
Earnings before interest and taxes	802	463	606
Interest expense	(285)	(229)	(143)
Debt refinancing and other costs	(3)	(109)	(117)
Total interest expense	(288)	(338)	(260)
Earnings before taxes	514	125	346
Tax (provision) benefit	(165)	126	(47)
Equity in results of affiliates, net of tax	31	15	4
Net earnings	380	266	303
Net earnings attributable to noncontrolling interests	(6)	(3)	(22)
Net earnings attributable to Ball Corporation	$374	$263	$281

(a)	Includes undistributed corporate expenses, net, of $128 million, $110 million and $93 million for the years ended December 2017, 2016 and 2015, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
($ in millions)	2017	2016	2015

Depreciation and amortization (a)
Beverage packaging, North and Central America	$179	$117	$73
Beverage packaging, South America	144	78	41
Beverage packaging, Europe	254	121	60
Food and aerosol packaging	56	57	59
Aerospace	31	30	27
Reportable segment depreciation and amortization	664	403	260
Other	65	50	26
Depreciation and amortization	$729	$453	$286

Capital expenditures
Beverage packaging, North and Central America	$283	$234	$250
Beverage packaging, South America	36	33	25
Beverage packaging, Europe	81	126	122
Food and aerosol packaging	50	80	61
Aerospace	70	41	28
Reportable segment capital expenditures	520	514	486
Other	36	92	42
Capital expenditures	$556	$606	$528

(a)	Includes amortization of acquired Rexam intangibles for the years ended December 2017 and 2016.

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

The consummation of the acquisition was subject to, among other things, approval from Ball’s shareholders, approval from Rexam’s shareholders, certain regulatory approvals and satisfaction of other customary closing conditions. In order to satisfy certain regulatory requirements, the company was required to sell a portion of Ball’s existing beverage packaging business and select beverage can assets of Rexam (the Divestment Business). The sale of the Divestment Business to Ardagh Group S.A. (Ardagh), was completed concurrently on June 30, 2016, for $3.42 billion, subject to customary closing adjustments and certain transaction service arrangements between Ball and Ardagh during a transition period. The sale agreement with Ardagh in respect of the Divestment Business contains customary representations, warranties, covenants and provisions allocating liabilities, as well as indemnification obligations to and from Ardagh, pursuant to which claims may be made when applicable. A pretax gain on sale $344 million for the year ended December 31, 2016, was recorded within business consolidation and other activities and was subject to finalization of working capital and other items. The company also entered into a supply agreement with Ardagh to manufacture and sell

Ball Corporation

Notes to the Consolidated Financial Statements

can ends to the Divestment Business in Brazil in exchange for proceeds of $103 million. As a condition of the sale of the Divestment Business to Ardagh, the company guaranteed a minimum volume of sales for the Divestment Business in 2017, whereby the company was required to pay Ardagh up to $75 million based upon any shortfall of 2017 sales relative to an agreed-upon minimum threshold. In 2017, the company finalized the Ardagh closing adjustments and minimum volume guarantees and recorded an additional gain on sale of $55 million.

In connection with the sale of the Divestment Business to Ardagh on June 30, 2016, the company provided indemnifications for the uncertain tax positions of the Divestment Business sold to Ardagh. These indemnifications were accounted for as guarantees and the company initially recognized a liability equal to the fair value of the indemnities. There are no limitations on the maximum potential future payments the company could be obligated to make and, based on the nature of the indemnified items, the company is unable to reasonably estimate its potential exposure under these items in excess of liabilities recorded. During 2017, the company recorded $34 million in business consolidation and other activities for an increase in the estimated amount of the claims covered by indemnifications for tax matters provided to the buyer in relation to the Divestment Business. The estimated value of the claims under these indemnities is $55 million at December 31, 2017, and the liabilities have been recorded in other current liabilities.

The portion of the Divestment Business composed of Ball's legacy beverage packaging businesses had earnings before taxes as shown below. These earnings before taxes may not be indicative of the earnings before taxes that would be generated by these components of the Divestment Business in future periods. Additionally, due to complexities associated with how Ball's legacy beverage packaging businesses included in the Divestment Business were integrated into Ball Corporation in historical periods, these earnings before taxes may not be indicative of the earnings before taxes of these Divestment Business components had they been operated as a stand-alone business or businesses.

	Years Ended December 31,
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

The Rexam acquisition aligns with Ball’s Drive for 10 vision, including the company’s long-standing capital allocation strategy and EVA philosophy. The combination created the world’s largest supplier of beverage containers allowing the company to better serve its customers with its enhanced geographic footprint and innovative product offerings. In particular, Ball expects the acquisition to continue to deliver long-term shareholder value through optimizing global sourcing, reducing general and administrative expenses, sharing best practices to improve production efficiencies and leveraging its footprint to lower freight, logistics and warehousing costs. In addition, further value can continue to be created through balance sheet improvements with a focus on working capital and inventory management and sustainability priorities as a result of the larger plant network.

The Rexam acquisition was accounted for as a business combination and its results of operations have been included in the company’s consolidated statements of earnings and cash flows from the date of acquisition. In total, pretax charges of $216 million were incurred for transaction costs associated with the acquisition which, in accordance with current accounting guidance, were expensed as incurred. The transaction costs are included in the business consolidation and other activities line in the consolidated statement of earnings.

Ball Corporation

Notes to the Consolidated Financial Statements

In connection with the acquisition, Ball assumed Rexam debt of approximately $2.8 billion, of which approximately $2.7 billion was extinguished during 2016. The proceeds from the sale of the Divestment Business were partially used to extinguish the assumed Rexam debt.

During the second quarter of 2017, the company finalized the allocation of the purchase price for the Rexam acquisition. The measurement period adjustments to the acquisition fair values and useful lives for acquired identifiable intangible assets and fixed assets were due to the refinement of our valuation models, assumptions and inputs. The updated assumptions and inputs incorporated additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date. The final purchase price allocation changes during the second quarter of 2017 included an increase of $590 million in the value of intangible assets, an increase of $31 million in the value of investments in affiliates and a decrease of $384 million in the value of goodwill. Net long-term deferred tax liabilities also increased by $244 million primarily due to the tax effect of these changes to the final purchase price allocation. The company recorded an additional charge of $35 million in 2017 in relation to the year ended December 31, 2016, for incremental depreciation and amortization related to the finalization of Rexam asset values and useful lives.

Ball Corporation

Notes to the Consolidated Financial Statements

The cumulative impacts of all adjustments have been reflected in the consolidated financial statements, which are summarized in the table below:

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
	$2,478

Because the acquisition of Rexam was a stock purchase, neither the goodwill nor the intangible assets acquired are deductible under local country corporate tax laws; however, they will generally be deductible in computing earnings and profits for U.S. tax purposes.

Ball Corporation

Notes to the Consolidated Financial Statements

The following unaudited pro forma consolidated results of operations (pro forma information) have been prepared as if the acquisition of Rexam and the sale of the Divestment Business had occurred as of January 1, 2015. The pro forma information combines the historical results of Ball and Rexam. The pro forma information is not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the periods presented, nor is it necessarily indicative of the results that may be obtained in the future.

	Years Ended December 31,
($ in millions, except per share amounts)	2016	2015

Net sales (a)	$10,455	$11,190
Net earnings attributable to Ball Corporation (b)	227	(417)
Basic earnings per share	0.65	(1.19)
Diluted earnings per share	0.64	(1.19)

(a)	Net sales were adjusted to include net sales of Rexam. The company also excluded the net sales attributable to the Divestment Business.
(b)	Pro forma adjustments to net earnings attributable to Ball Corporation were adjusted as follows:
•

Excludes acquisition-related transaction costs and debt refinancing costs incurred in the year ended December 31, 2016,  pro forma statements of earnings. The twelve months ended December 31, 2015, pro forma net earnings were adjusted to include the acquisition-related transaction costs and debt refinancing costs incurred in the year ended December 31, 2016, as the pro forma information shown assumes that the Rexam acquisition has been consummated as of January 1, 2015.

•	Includes interest expense associated with the new debt utilized to finance the acquisition.
•	Includes depreciation and amortization expense based on the final fair value of property, plant and equipment and amortizable intangible assets acquired.
•

Includes an additional charge to cost of sales of $84 million in the year ended December 31, 2015, based on the step-up value of inventory, and removes the charge of $84 million for the year ended December 31, 2016.

•	Excludes net earnings attributable to the Divestment Business for the years ended December 31, 2016 and 2015.
•	Excludes the gain on sale of the Divestment Business for the year ended December 31, 2016.
•	Includes the effect of final measurement period adjustments for the years ended December 31, 2016 and 2015.

All of these pro forma adjustments were adjusted for the applicable income tax impacts. Ball has applied enacted statutory tax rates in the U.K. during the periods indicated above. Ball used a tax rate of 20 percent and 20.25 percent to calculate the financing, acquisition and divestment business-related adjustments for the years ended December 31, 2016 and 2015, respectively. However, the tax impact on acquisition-related transaction costs already incurred was recorded at a U.S. statutory rate of approximately 37 percent as these transaction costs were incurred in the U.S. These rates may not be reflective of Ball’s effective tax rate for future periods after the Rexam acquisition and sale of the Divestment Business.

In the fourth quarter of 2015, Ball completed the acquisition of the remaining outstanding noncontrolling interests in a Ball-consolidated joint venture company (Latapack-Ball) organized and operating in Brazil. Ball and its joint venture partners reached an agreement for the partners to exchange all of their interest in Latapack-Ball for a total of approximately 11.4 million treasury shares of Ball common stock, as retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017, and $17 million of cash. The acquisition of the noncontrolling interests in the joint venture was completed in December 2015, and Latapack-Ball is now a wholly owned subsidiary of Ball and its results are recorded in the beverage packaging, South America, segment.

Ball Corporation

Notes to the Consolidated Financial Statements

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

5.  Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges) income included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2017	2016	2015

Beverage packaging, North and Central America	$(47)	$(20)	$(19)
Beverage packaging, South America	(5)	(15)	(3)
Beverage packaging, Europe	(89)	(24)	(10)
Food and aerosol packaging	6	(26)	—
Aerospace	—	—	1
Other	(86)	(252)	(164)
	$(221)	$(337)	$(195)

2017

Beverage Packaging, North and Central America

During 2017, the company announced the closure of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama. The Birmingham plant is expected to cease production by the end of the second quarter of 2018, and the Chatsworth and Longview plants are expected to cease production by the end of the third quarter of 2018. During 2017, the company recorded charges of $29 million for employee severance and benefits and $4 million for facility shutdown costs, asset impairment, accelerated depreciation and other costs related to the closures. The majority of these charges are expected to be paid by the end of the third quarter of 2018.

In 2016, the company announced the closure of its beverage packaging facility in Reidsville, North Carolina, which ceased production during the second quarter of 2017. During 2017, the company recorded charges of $9 million for employee severance and benefits, facility shutdown costs, asset impairment, accelerated depreciation and other costs related to the closure of its Reidsville, North Carolina, plant.

Ball Corporation

Notes to the Consolidated Financial Statements

Other charges in 2017 included $5 million of individually insignificant activities.

Beverage Packaging, South America

Charges in 2017 included $3 million of professional services and other costs associated with the acquisition of Rexam and $2 million for individually insignificant activities.

Beverage Packaging, Europe

During 2017, the company closed its beverage packaging facility in Recklinghausen, Germany. During 2017, the company recorded charges of $59 million for employee severance and benefits and $22 million for facility shutdown costs, asset impairment, accelerated depreciation and other costs. The company expects to incur approximately $15 million of additional expense related to the closure. The majority of these charges are expected to be paid by the end of 2018.

During 2017, the company recorded charges of $4 million for professional services and other costs associated with the acquisition of Rexam.

Other charges in 2017 included $4 million for individually insignificant activities.

Food and Aerosol Packaging

During 2017, the company recorded charges of $7 million for facility shutdown costs and accelerated depreciation for the closure of its Weirton, West Virginia, plant.

In 2017, the company sold its food and aerosol packaging paint and general line can plant in Hubbard, Ohio, and recorded a gain on sale of $15 million.

Other charges in 2017 included $2 million for individually insignificant activities.

Other

During 2017, the company recorded the following amounts:

•

A settlement loss of $44 million primarily related to the purchase of non-participating group annuity contracts to settle a portion of the projected pension benefit obligations in certain Ball U.S. defined benefit pension plans which triggered settlement accounting. The settlement loss primarily represented a pro rata portion of the aggregate unamortized actuarial loss in these pension plans.

•	Expense of $34 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer in the sale of the Divestment Business.
•	Expense of $25 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	A $55 million gain recognized in connection with the sale of the Ball portion of the Divestment Business.
•	Expense of $12 million for professional services and other costs associated with the acquisition of Rexam.
•	Expense of $26 million for individually insignificant activities.

Ball Corporation

Notes to the Consolidated Financial Statements

2016

Beverage Packaging, North and Central America

During 2016, the company recorded charges of $4 million for professional services and other costs associated with the acquisition of Rexam.

During 2016, the company recorded charges of $4 million related to the plant closure in Bristol, Virginia, announced in 2015.

In 2016, the company announced the planned closure of its beverage packaging facility in Reidsville, North Carolina, which ceased production in 2017. Charges in 2016 of $9 million were comprised of employee severance, pension and other benefits, asset impairments, and facility shut down and disposal costs.

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

Food and Aerosol Packaging

In 2016, the company announced the planned closure of its food and aerosol packaging flat sheet production and end-making facility in Weirton, West Virginia, which ceased production in the first quarter of 2017. Charges in 2016 of $18 million were composed of employee severance and benefits, facility shutdown costs, and asset impairment and disposal costs.

In 2016, the company sold its specialty tin manufacturing facility in Baltimore, Maryland, which resulted in a gain on sale of $9 million.

During 2016, the company rationalized certain manufacturing equipment to align production capacity with its customer requirements. The charge recorded of $10 million included accelerated depreciation of the rationalized equipment and write offs of costs associated with relocated assets.

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

2015

Beverage Packaging, North and Central America

During 2015, the company announced the planned closure of its Bristol, Virginia, beverage packaging end-making facility, which ceased production in 2016. The company recorded charges of $19 million in 2015, which were comprised of $17 million in severance, pension and other employee benefits and other individually insignificant items totaling $2 million.

Beverage Packaging, South America

During 2015, the company recognized charges of $3 million for individually insignificant items.

Beverage Packaging, Europe

During 2015, the company recorded a charge of $5 million for the write down of property held for sale to fair value less cost to sell.

During 2015, the company also recognized charges of $5 million for individually insignificant items.

Aerospace

During 2015, the company recognized a net $1 million gain for individually insignificant items.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Following is a summary by segment for the restructuring liabilities recorded in other current liabilities and accrued employee costs in connection with business consolidation activities:

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, Europe	Food & Aerosol Packaging	Other	Total

Balance at December 31, 2016	$8	$4	$6	$2	$20
Charges in earnings	24	67	8	1	100
Cash payments and other activity	(6)	(30)	(13)	(3)	(52)
Balance at December 31, 2017	$26	$41	$1	$—	$68

6.  Receivables

	December 31,
($ in millions)	2017	2016

Trade accounts receivable	$1,353	$1,169
Less allowance for doubtful accounts	(10)	(11)
Net trade accounts receivable	1,343	1,158
Other receivables	291	333
	$1,634	$1,491

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $214 million and $224 million for the years ended December 31, 2017 and 2016, respectively, and included $153 million and $165 million at each period end, respectively, representing the recognized sales value of performance that was not yet billable to customers. The average length of the long-term contracts is approximately 2.7 years, and the average length remaining on those contracts at December 31, 2017, was one year. At December 31, 2017, $214 million of net accounts receivables is expected to be collected within the next year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

Other receivables include income and sales tax receivables, certain vendor rebate receivables and other miscellaneous receivables.

The company has entered into several regional uncommitted and committed accounts receivable factoring programs with various financial institutions for certain receivables of the company. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $1.0 billion at December 31, 2017. A total of $439 million and $374 million were available for sale under these programs as of December 31, 2017 and 2016, respectively.

7.  Inventories

	December 31,
($ in millions)	2017	2016

Raw materials and supplies	$691	$607
Work-in-process and finished goods	902	839
Less inventory reserves	(67)	(33)
	$1,526	$1,413

Ball Corporation

Notes to the Consolidated Financial Statements

8.  Property, Plant and Equipment

	December 31,
($ in millions)	2017	2016

Land	$172	$105
Buildings	1,390	1,301
Machinery and equipment	5,282	4,723
Construction-in-progress	542	503
	7,386	6,632
Accumulated depreciation	(2,776)	(2,245)
	$4,610	$4,387

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $509 million,  $349 million and $247 million for the years ended December 31, 2017, 2016 and 2015, respectively. Noncash investing activities include the acquisition of property, plant and equipment that has not yet been paid. These noncash capital expenditures are excluded from the statement of cash flows and were $124 million for the year ended December 31, 2017.

9.  Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Food & Aerosol Packaging	Aerospace	Other	Total

Balance at December 31, 2015	$561	$100	$817	$612	$9	$78	$2,177
Business acquisition	1,053	901	1,625	—	31	192	3,802
Business dispositions	—	(31)	(783)	(8)	—	—	(822)
Effects of currency exchange	—	—	(27)	(5)	—	(30)	(62)
Balance at December 31, 2016	$1,614	$970	$1,632	$599	$40	$240	$5,095
Opening balance sheet adjustments	(339)	329	(274)	—	—	(68)	(352)
Business dispositions	—	—	—	(9)	—	—	(9)
Effects of currency exchange	—	—	173	19	—	7	199
Balance at December 31, 2017	$1,275	$1,299	$1,531	$609	$40	$179	$4,933

During the second quarter of 2017, the company finalized the allocation of the purchase price for the Rexam acquisition. The decrease related to goodwill is a result of the finalization of fair values and useful lives of fixed assets and intangibles acquired in the Rexam acquisition.

The company’s annual goodwill impairment test completed in the fourth quarter of 2017 indicated that the fair value of the metal beverage packaging, Asia Pacific (Beverage Asia Pacific) reporting unit exceeded its carrying amount by approximately 24 percent. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia Pacific reporting unit. If it becomes an expectation that this oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Asia Pacific reporting unit, the total balance of which was $78 million at December 31, 2017.

Ball Corporation

Notes to the Consolidated Financial Statements

10.  Intangible Assets, net

	December 31,
($ in millions)	2017	2016

Acquired Rexam intangibles (net of accumulated amortization of $246 million at December 31, 2017, and $62 million at December 31, 2016)	$2,303	$1,766
Capitalized software (net of accumulated amortization of $129 million at December 31, 2017, and $87 million at December 31, 2016)	84	79
Other intangibles (net of accumulated amortization of $163 million at December 31, 2017, and $143 million at December 31, 2016)	75	89
	$2,462	$1,934

Total amortization expense of intangible assets amounted to $220 million,  $104 million and $39 million for the years ended December 31, 2017, 2016 and 2015, respectively, including $162 million in 2017 and $65 million in 2016 of amortization expense related to the acquired intangible assets from Rexam. Based on intangible asset values and currency exchange rates as of December 31, 2017, total annual intangible asset amortization expense is expected to be $208 million, $195 million, $184 million, $175 million and $169 million for the years ending December 31, 2018 through 2022, respectively, and $1.5 billion combined for all years thereafter.

11.  Other Assets

	December 31,
($ in millions)	2017	2016

Long-term deferred tax assets	$325	$443
Long-term pension assets	504	147
Investments in affiliates	274	204
Company and trust-owned life insurance	160	146
Other	143	164
	$1,406	$1,104

Investments in affiliates primarily includes the company’s 40 percent ownership interest in an entity in South Korea, a 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam, and a 50 percent ownership interest in an entity in the U.S.

12.  Leases

The company leases office, warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace segment. Total noncancellable operating leases in effect at December 31, 2017, require rental payments of $45 million, $34 million, $25 million, $21 million and $16 million for the years 2018 through 2022, respectively, and $67 million combined for all years thereafter. Lease expense for all operating leases was $77 million, $57 million and $66 million in 2017, 2016 and 2015, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

13.  Debt and Interest Costs

Long-term debt and interest rates in effect consisted of the following:

	December 31,
($ in millions)	2017	2016

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	840	736
5.00% due March 2022	750	750
3.50%, euro denominated, due December 2020	480	421
Senior Credit Facilities, due March 2021 (at variable rates)
Term A loan, due June 2021	1,313	1,383
Term A loan, euro denominated, due June 2021	—	954
Multi-currency, U.S. dollar revolver, due March 2021	285	190
Other (including debt issuance costs)	(37)	(45)
	6,631	7,389
Less: Current portion of long-term debt	(113)	(79)
	$6,518	$7,310

Following is a summary of debt refinancing and other costs included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2017	2016	2015

Debt Refinancing and Other Costs:
Interest expense on 3.5% and 4.375% senior notes	$—	$(49)	$(5)
Refinance of bridge and revolving credit facilities	—	(30)	(16)
Economic hedge - interest rate risk	—	(20)	(16)
Amortization of unsecured, committed bridge facility financing fees	—	(7)	(23)
Redemption of 6.75% and 5.75% senior notes, due September 2020 and May 2021, respectively, and refinance of senior credit facilities	—	—	(57)
Individually insignificant items	(3)	(3)	—
	$(3)	$(109)	$(117)

The senior credit facilities include long-term, multi-currency committed revolving credit facilities that provide the company with up to the U.S. dollar equivalent of $1.5 billion.  At December 31, 2017, taking into account outstanding letters of credit, approximately $1.2 billion was available under these revolving credit facilities. In addition, the company had $751 million of short-term uncommitted credit facilities available at December 31, 2017, of which $340 million was outstanding and due on demand. At December 31, 2016, the company had $143 million outstanding under short-term uncommitted credit facilities. The weighted average interest rate of the outstanding short-term facilities was 2.31 percent at December 31, 2017, and 1.67 percent at December 31, 2016.

In anticipation of the June 2016 acquisition of Rexam, the company entered into a £3.3 billion Bridge Facility in February 2015. Additionally, in December 2015, Ball issued $1 billion of 4.375 percent senior notes, €400 million of 3.5 percent senior notes and €700 million of 4.375 percent senior notes. The company elected to restrict these proceeds in an escrow account, which enabled the reduction of its Bridge Facility to £1.9 billion. Until the acquisition was consummated, interest on the Bridge Facility and these senior notes was included in debt refinancing and other costs.

Ball Corporation

Notes to the Consolidated Financial Statements

In March 2016, Ball refinanced in full its then existing £1.9 billion Bridge Facility with a $1.4 billion Term A loan facility available to Ball and a €1.1 billion Term A loan facility available to a subsidiary of Ball (collectively, the Term Loans), and refinanced in full its then existing revolving credit facility with a long-term, multi-currency revolver available until March 2021. The euro Term A loan was repaid during 2017.

In connection with the June 2016 acquisition of Rexam, Ball assumed Rexam’s debt of approximately $2.8 billion, of which $2.7 billion was extinguished in July and August 2016. The company used the proceeds from the sale of the Divestment Business to partially extinguish the assumed Rexam debt. Also in July 2016, Ball repaid the Latapack-Ball notes.

Fees paid in connection with obtaining financing for the Rexam acquisition, which totaled $32 million and $77 million in 2016 and 2015, respectively, are classified as other, net in cash flows from financing activities in the consolidated statements of cash flows.

The fair value of the long-term debt was estimated to be $7.0 billion at December 31, 2017, which approximated its carrying value of $6.6 billion. The fair value was estimated to be $7.7 billion at December 31, 2016, which approximated its carrying value of $7.4 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2017, have maturities (excluding unamortized debt issuance costs of $60 million) of $113 million, $218 million, $1.6 billion, $1.1 billion and $750 million in the years ending December 31, 2018 through 2022, respectively, and $2.8  billion thereafter.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding at December 31, 2017 and 2016, were $33 million and $32 million, respectively.

Interest payments were $287 million, $190 million and $130 million in 2017, 2016 and 2015, respectively.

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of these notes and credit facilities, are coterminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. Note 22 includes further details about the company’s debt guarantees and Note 23 contains further details, as well as required condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the debt agreements.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain a leverage ratio (as defined) of no greater than 4 times at December 31, 2017.

The company was in compliance with all loan agreements and debt covenants at December 31, 2017 and 2016, and has met all debt payment obligations.

Ball Corporation

Notes to the Consolidated Financial Statements

14.  Taxes on Income

The amount of earnings (loss) before income taxes is:

	Years Ended December 31,
($ in millions)	2017	2016	2015

U.S.	$147	$(381)	$47
Foreign	367	506	299
	$514	$125	$346

The provision (benefit) for income tax expense is:

	Years Ended December 31,
($ in millions)	2017	2016	2015

Current
U.S.	$6	$(3)	$26
State and local	—	27	7
Foreign	77	143	76
Total current	83	167	109

Deferred
U.S.	92	(67)	(38)
State and local	7	(17)	(4)
Foreign	(17)	(209)	(20)
Total deferred	82	(293)	(62)
Tax provision (benefit)	$165	$(126)	$47

Ball Corporation

Notes to the Consolidated Financial Statements

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2017	2016	2015

Statutory U.S. federal income tax	$180	$44	$121
Increase (decrease) due to:
Foreign tax rate differences including tax holidays	(52)	(71)	(51)
Foreign tax law and rate changes	(28)	—	—
U.S. tax reform (a)	83	—	—
Permanent differences on business dispositions	18	(62)	—
Foreign subsidiaries restructuring	—	(145)	—
Non-deductible transaction costs	—	52	—
U.S. state and local taxes, net	3	6	2
U.S. taxes on foreign earnings, net of tax deductions and credits	(6)	21	2
U.S. manufacturing deduction	(8)	—	(4)
U.S. research and development tax credits	(9)	(9)	(15)
Uncertain tax positions, including interest	(3)	3	(4)
Company and trust-owned life insurance	(7)	(6)	(2)
Change in valuation allowances	15	46	—
Benefit from equity compensation	(16)	(5)	—
Other, net	(5)	—	(2)
Provision (benefit) for taxes	$165	$(126)	$47
Effective tax rate expressed as a percentage of pretax earnings	32.1%	(100.8)%	13.6%

(a)

Includes the impact of the tax expense accrued on undistributed foreign earnings, net of the related foreign tax credits.  The total income tax provision impact of the transition tax, net of associated foreign tax credit, is offset by a corresponding change in the valuation allowance previously recorded against U.S. foreign tax credit carryforwards.

The 2017 effective income tax rate was 32.1 percent compared to negative 100.8 percent for 2016. The effective rate was increased by 16.1 percent for U.S. tax reform, including the impact of the transition tax and remeasurement of the company’s net deferred tax asset in the U.S., and by 3.5 percent for discrete tax costs associated with certain business dispositions. The effective rate was reduced by 7.2 percent for the impact of the foreign tax rate differential, net of valuation allowance impact, and tax holidays versus the U.S. tax rate, and by 5.4 percent for the impact of current year changes in various foreign tax laws, including the U.K. The 2017 effective rate was also reduced by 3.1 percent for the discrete tax benefit associated with the adoption in the first quarter of 2017 of amendments to existing accounting guidance for stock-based compensation, by 1.8 percent for the impact of the U.S. R&D credit, and by 1.6 percent for the impact of the U.S. domestic manufacturing deduction and of the foregoing, the impact of U.S. tax reform, discrete tax costs associated with certain business dispositions, the impact of current year changes to certain foreign tax laws and the impact of the domestic manufacturing deduction are primarily related to discrete transactions or changes in tax law that are not expected to recur in future periods.

The 2016 effective income tax rate was negative 100.8 percent compared to 13.6 percent for 2015. The lower tax rate in 2016 compared to 2015 was primarily due to the tax benefit recorded for tax deductible goodwill created as a result of the 2016 legal entity restructuring in Brazil. The 2016 tax rate was also reduced for increased benefits from foreign tax rate differences related to 2016 acquisitions and by permanent differences on 2016 business dispositions. These amounts were partially offset by the tax impact of non-deductible transaction costs related to 2016 acquisitions and increases in valuation allowances, primarily for losses in the U.K. where no tax benefit was expected.

Ball Corporation

Notes to the Consolidated Financial Statements

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the Act) was signed into law. The Act significantly changed U.S. income tax law by, among other things, reducing the U.S. federal income tax rate from 35 percent to 21 percent, transitioning from a global tax system to a modified territorial tax system, eliminating the domestic manufacturing deduction, providing for immediate expensing of certain qualified capital expenditures and limiting the tax deductions for interest expense and executive compensation. In the fourth quarter of 2017, the company recorded tax expense of $83 million for the estimated impact of the mandatory deemed repatriation of its foreign earnings and revaluation of its U.S. deferred tax assets and liabilities. The company’s review of the implications of the Act will be ongoing throughout 2018, and as such, adjustments to any provisional estimates of the Act’s impact may be required. These provisional estimates are as follows:

•

Reduction of U.S. federal corporate tax rate: The company has recorded a provisional increase to tax expense of $52 million for the estimated impact of revaluing its net deferred tax asset position in the U.S. at the new 21 percent corporate tax rate. While this is a reasonable estimate, it may be impacted by other analyses related to the Act, including the calculation of the transition tax;

•

Transition tax: The company has recorded a provisional increase to tax expense of $31 million to reflect the impact of the tax on accumulated untaxed earnings and profits (E&P) of certain foreign affiliates. To determine the amount of the transition tax, the amount of the post-1986 E&P and the amount of non-U.S. income taxes paid on such earnings must be calculated for all relevant foreign affiliates. While this estimated impact is reasonable, additional information will be gathered and analyzed in order to more precisely calculate the final impact of the transition tax;

•

Valuation allowances: The company must assess the impact of the various aspects of the Act on its valuation allowance analyses, including the transition tax. As the company has recorded provisional estimates with respect to certain aspects of the Act, any corresponding impacts from changes in valuation allowances are also provisional estimates; and

•

Cost recovery: The company has made a provisional estimate of the impact on its current tax expense and deferred tax liabilities associated with the new immediate expensing provisions for certain qualifying expenditures made after September 27, 2017. The estimate will be refined as the necessary computations are completed with respect to the full inventory of all qualifying 2017 expenditures.

Due to the complexity of the new provisions for global intangible low-taxed income (GILTI) and the base erosion anti-abuse tax (BEAT), the company is continuing to evaluate the accounting implications of these provisions of the Act. The company is allowed to make an accounting policy choice of either (1) treating taxes due for GILTI or BEAT as a current-period expense when incurred or (2) factoring such amounts into the company’s measurement of its deferred taxes. The calculation of the impact and selection of an accounting policy will depend on a detailed analysis of the company’s global income and other tax attributes to determine the potential impact, if any, of these provisions. The company is not currently able to determine a reasonable estimate for these items. As a result, no estimate has been recorded and no policy decision has yet been made regarding whether to factor the impact of GILTI or BEAT into the company’s measurement of its deferred taxes.

Based on its previous indefinite reinvestment assertion, the company has not historically provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings were intended to be indefinitely reinvested in its international operations. Retained earnings in non-U.S. subsidiaries were $2.8 billion as of December 31, 2017. While it is not practical to estimate the additional taxes, including foreign withholding taxes, that may become payable if these earnings were remitted to the U.S., as a result of the company’s inclusion of a provisional transition tax estimate, U.S. tax has been accrued with respect to this amount.

With the introduction of a modified territorial tax system in the Act, the company is currently reviewing its previously stated intent to indefinitely reinvest the undistributed earnings of certain of its foreign subsidiaries. As the company does

Ball Corporation

Notes to the Consolidated Financial Statements

not believe a reasonable estimate of the impact of the Act on its indefinite reinvestment assertion can currently be determined, no provisional estimate has been recorded as allowed by applicable accounting standards. When either a reasonable estimate or the final determination becomes available, the impact will be recorded in the corresponding reporting period, no later than December 2018.

Ball’s Serbian subsidiary was granted an income tax holiday that applies to only a portion of earnings and expired at the end of 2015. In addition, the Serbian subsidiary was granted tax relief equal to 80 percent of additional local investment over a ten-year period that will expire in 2022. The tax relief may be used to offset tax on earnings not covered by the initial tax holiday and has $12 million remaining as of December 31, 2017. Ball’s Polish subsidiary was granted a tax holiday in 2014 based on new capital investment. The holiday provides up to $34 million of tax relief over a ten-year period of which $33 million remained as of December 31, 2017. Several of Ball’s Brazilian subsidiaries benefit from various tax holidays with expiration dates ranging from 2022 to 2025.  These tax holidays reduced income tax by $47 million, $20 million and $16 million, respectively, for 2017, 2016 and 2015.

Net income tax payments were $107 million, $68 million and $58 million in 2017, 2016 and 2015, respectively.

The significant components of deferred tax assets and liabilities were:

	December 31,
($ in millions)	2017	2016

Deferred tax assets:
Deferred compensation	$71	$110
Accrued employee benefits	104	188
Deferred revenue	14	34
Accrued pensions	164	228
Inventory and other reserves	42	87
Net operating losses, foreign tax credits and other tax attributes	369	425
Unrealized losses on currency exchange and derivative transactions	5	59
Goodwill and other intangible assets	98	100
Other	30	64
Total deferred tax assets	897	1,295
Valuation allowance	(165)	(183)
Net deferred tax assets	732	1,112
Deferred tax liabilities:
Property, plant and equipment	(334)	(428)
Goodwill and other intangible assets	(697)	(590)
Pension assets	(56)	—
Other	(15)	(90)
Total deferred tax liabilities	(1,102)	(1,108)
Net deferred tax asset (liability)	$(370)	$4

The net deferred tax asset was included in the consolidated balance sheets as follows:

	December 31,
($ in millions)	2017	2016

Other assets	$325	$443
Deferred taxes and other liabilities	(695)	(439)
Net deferred tax asset (liability)	$(370)	$4

Ball Corporation

Notes to the Consolidated Financial Statements

Due to the remeasurement of U.S. deferred tax balances under the Act, as well as reductions in deferred tax assets related to pension assets, the net deferred tax position shifted from an asset to a liability as of December 31, 2017.

At December 31, 2017, Ball has recorded deferred tax assets related to federal and foreign net operating and capital loss carryforwards of approximately $327 million, and state net operating loss carryforwards of $42 million. These attributes are spread across the regions in which the company operates, including Europe, North and Central America, Asia and South America, and generally have expiration periods beginning in 2018 to indefinite, with the largest portion not expiring until 2029. Each has been assessed for realization as of December 31, 2017. As a result of tax law changes from the Act, Ball has utilized all U.S. foreign tax credit, research and development credit and alternative minimum tax credit carryforwards as of December 31, 2017.

In 2017, the company’s overall valuation allowances decreased by a net $18 million. Decreases to the valuation allowance were primarily due to the release of the company’s $46 million valuation allowance on its foreign tax credit carryforwards that will be realized against a portion of the transition tax incurred as a result of the Act and a net decrease of $6 million related to the law change in the U.K., including valuation allowances established against nondeductible interest expense. These items all had an impact on Ball’s effective rate and are included as components of U.S. tax reform,  foreign tax law changes and foreign tax rate differences in the rate reconciliation.  This net decrease was offset by increases for recording additional valuation allowances of $19 million related to the 2016 acquisition of Rexam and for unusable 2017 losses of $15 million incurred in various jurisdictions. The increase in unusable losses had a  tax rate impact which is reflected in the valuation allowance line of the rate reconciliation.

A rollforward of the unrecognized tax benefits, included in other noncurrent liabilities, related to uncertain income tax positions at December 31 follows:

($ in millions)	2017	2016	2015

Balance at January 1	$77	$51	$66
Additions related to acquisitions	—	55	—
Additions based on tax positions related to the current year	18	18	1
Additions for tax positions of prior years	1	6	2
Reductions related to Divestment Business	—	(30)	—
Reductions for tax positions from prior years	—	(5)	—
Reductions for settlements	(7)	—	(8)
Reductions due to lapse of statute of limitations	(12)	(16)	(6)
Effect of foreign currency exchange rates	7	(2)	(4)
Balance at December 31	$84	$77	$51

The annual provisions for income taxes included a tax benefit related to uncertain tax positions, including interest and penalties, of $3 million in 2017, a tax expense of $3 million in 2016, and a tax benefit of $4 million in 2015.

At December 31, 2017, the amounts of unrecognized tax benefits that, if recognized, would reduce tax expense were $99 million. The company and its subsidiaries file various income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2014. With a few exceptions, the company is no longer subject to examination by state and local tax authorities for years prior to 2010. The company’s significant non-U.S. filings are in Germany, France, the U.K., Spain, the Netherlands, Poland, Serbia, Switzerland, Sweden, Russia, Turkey, Egypt, Saudi Arabia, the PRC, Canada, Brazil, the Czech Republic, Mexico, Chile and Argentina. The company’s foreign statutes of limitation are generally open for years after 2011.    At December 31, 2017, the company is either under examination or has been notified of a pending examination by tax authorities in the U.S., Germany, the U.K., the PRC, Saudi Arabia, India and various U.S. states.

Ball Corporation

Notes to the Consolidated Financial Statements

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $4 million of tax benefit, $3 million of tax expense and $2 million of tax benefit in 2017, 2016 and 2015, respectively, for potential interest on these items. At December 31, 2017, 2016 and 2015, the accrual for uncertain tax positions included potential interest expense of $7 million, $10 million and $9 million, respectively. The company has accrued penalties of $10 million in both 2017 and 2016, while no penalties were accrued in 2015.

15.  Employee Benefit Obligations

	December 31,
($ in millions)	2017	2016

Underfunded defined benefit pension liabilities	$945	$963
Less: Current portion	(27)	(25)
Long-term defined benefit pension liabilities	918	938
Long-term retiree medical liabilities	196	208
Deferred compensation plans	275	272
Other	74	79
	$1,463	$1,497

During 2016, Ball acquired 11 pension plans and two retiree medical plans as part of the Rexam acquisition and divested plans in certain foreign countries. The company’s pension plans cover U.S., Canadian and various European employees meeting certain eligibility requirements. The defined benefit plans for salaried employees, as well as those for hourly employees in Sweden, Switzerland, the U.K. and Ireland provide pension benefits based on employee compensation and years of service. Plans for North American hourly employees provide benefits based on fixed rates for each year of service. While the German, Swedish and certain U.S. plans are not funded, the company maintains liabilities, and annual additions to such liabilities are generally tax deductible. With the exception of the unfunded German, Swedish and certain U.S. plans, our policy is to fund the defined benefit plans in amounts at least sufficient to satisfy statutory funding requirements, taking into consideration deductibility under existing tax laws and regulations.

The company also participates in three multi-employer defined benefit plans for which Ball is not the sponsor. The aggregated expense in 2017 for these plans of $2 million, which approximated the total annual funding, is included in the summary of net periodic benefit cost set forth below. The risks of participating in multi-employer pension plans are different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In the event that Ball withdraws from participation in one of these plans, applicable law could require the company to make additional lump-sum contributions to the plan. The company’s withdrawal liability for any multi-employer defined benefit pension plan would depend on the extent of the plan’s funding of vested benefits. Additionally, if a multi-employer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a non deductible excise tax of 5 percent on the amount of the accumulated funding deficiency for those employers contributing to the plan.

Ball Corporation

Notes to the Consolidated Financial Statements

Defined Benefit Pension Plans

Amounts recognized in the consolidated balance sheets for the funded status of our defined benefit pension plans consisted of:

	December 31,
	2017			2016
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Long-term pension asset	$—	$504	$504	$—	$147	$147
Defined benefit pension liabilities (a)	(641)	(304)	(945)	(679)	(284)	(963)
	$(641)	$200	$(441)	$(679)	$(137)	$(816)

(a)

Included is an unfunded, non-qualified U.S. plan obligation  of $34 million at December 31, 2017, that has been annuitized with a corresponding asset of $34 million ($3 million in other current assets and $31 million in other assets). At December 31, 2016, the unfunded non-qualified U.S. plan obligation of $33 million was annuitized with a corresponding asset of $33 million recorded in other assets.

Ball Corporation

Notes to the Consolidated Financial Statements

An analysis of the change in benefit accruals for 2017 and 2016 follows:

	December 31,
	2017				2016
($ in millions)	U.S.		Foreign	Total	U.S.	Foreign	Total

Change in projected benefit obligation:
Benefit obligation at prior year end	$3,186		$3,437	$6,623	$1,362	$647	$2,009
Service cost	49		17	66	58	14	72
Interest cost	124		92	216	96	58	154
Benefits paid	(222)		(190)	(412)	(161)	(94)	(255)
Net actuarial (gains) losses	183		(242)	(59)	(47)	344	297
Curtailments and settlements including special termination benefits	(260)	(b)	(5)	(265)	—	—	—
Business acquisition	—		—	—	1,888	3,196	5,084
Business divestiture	—		—	—	—	(440)	(440)
Other	1		2	3	(10)	2	(8)
Effect of exchange rates	—		321	321	—	(290)	(290)
Benefit obligation at year end	3,061		3,432	6,493	3,186	3,437	6,623
Change in plan assets:
Fair value of assets at prior year end	2,507		3,300	5,807	988	316	1,304
Actual return on plan assets	224		180	404	(17)	163	146
Employer contributions (a)	174		9	183	111	185	296
Contributions to unfunded plans	6		20	26	4	18	22
Benefits paid	(222)		(190)	(412)	(161)	(94)	(255)
Curtailments and settlements including special termination benefits	(269)	(b)	(2)	(271)	—	—	—
Business acquisition	—		—	—	1,592	3,296	4,888
Business divestiture	—		—	—	—	(303)	(303)
Other	—		2	2	(10)	2	(8)
Effect of exchange rates	—		313	313	—	(283)	(283)
Fair value of assets at end of year	2,420		3,632	6,052	2,507	3,300	5,807
Funded status	$(641)		$200	$(441)	$(679)	$(137)	$(816)

(a)

In 2016, Rexam agreed to establish and fund an escrow cash account in the amount of $171 million on behalf of the acquired Rexam U.K. pension plan. This escrow amount was subsequently contributed to the U.K. pension plan in July 2016 and is reflected as employer contributions.

(b)	Relates to the purchase of non-participating group annuity contracts discussed below.

The company’s German, Swedish and certain U.S. plans are unfunded and the liabilities are included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants.

Ball Corporation

Notes to the Consolidated Financial Statements

Amounts recognized in accumulated other comprehensive (earnings) loss, including other postemployment benefits, consisted of:

	December 31,
	2017			2016
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial (loss) gain	$(611)	$36	$(575)	$(585)	$(272)	$(857)
Net prior service (cost) credit	(1)	—	(1)	(11)	—	(11)
Tax effect and currency exchange rates	224	(10)	214	232	46	278
	$(388)	$26	$(362)	$(364)	$(226)	$(590)

The accumulated benefit obligation for all U.S. defined benefit pension plans was $2,996 million and $3,130 million at December 31, 2017 and 2016, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $3,429 million and $3,433 million at December 31, 2017 and 2016, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2017			2016
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Projected benefit obligation	$3,061	$389	$3,450	$3,186	$326	$3,512
Accumulated benefit obligation	2,996	385	3,381	3,130	322	3,452
Fair value of plan assets (a)	2,420	85	2,505	2,507	43	2,550

(a)	The German, Swedish and certain U.S. plans are unfunded and, therefore, there is no fair value of plan assets associated with these plans.

Ball Corporation

Notes to the Consolidated Financial Statements

Components of net periodic benefit cost were:

	Years Ended December 31,
	2017				2016			2015
($ in millions)	U.S.		Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$49		$17	$66	$58	$14	$72	$52	$15	$67
Interest cost	124		92	216	96	58	154	57	18	75
Expected return on plan assets	(126)		(110)	(236)	(106)	(70)	(176)	(79)	(20)	(99)
Amortization of prior service cost	2		—	2	(1)	—	(1)	(1)	—	(1)
Recognized net actuarial loss	34		5	39	32	6	38	39	9	48
Curtailment and settlement losses including special termination benefits	47	(a)	(1)	46	—	80	80	5	—	5
Net periodic benefit cost for Ball sponsored plans	130		3	133	79	88	167	73	22	95

Net periodic benefit cost for multi-employer plans	2		—	2	2	—	2	1	—	1
Total net periodic benefit cost	$132		$3	$135	$81	$88	$169	$74	$22	$96

(a)

In 2017, the company recorded a $47 million loss of which $44 million is related to the purchase of non-participating group annuity contracts, as well as lump sum settlements for certain U.S. plans; see below for further discussion. The company recorded an additional $3 million for plant shut-down benefits in 2017.  Included in 2016 is a curtailment charge of $80 million related to the sale of the Divestment Business. The expense in both years is included in business consolidation  and other activities.

In August 2017, Ball completed the purchase of non-participating group annuity contracts that transferred to an insurance company the company’s pension benefit obligation for certain of its U.S. defined benefit pension plans. The $224 million purchase of annuity contracts triggered settlement accounting. Regular lump sums paid in the normal course of plan operations are also included in the total settlement amount. Both of these payments resulted in the recognition of a $44 million settlement loss which was recorded in business consolidation and other activities, recognizing amounts transferred from accumulated other comprehensive income. The pension obligation was also remeasured during the third quarter of 2017 for the U.S. plans impacted.

The estimated actuarial net loss and net prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2018 are a loss of $43 million and a cost of $2 million, respectively.

Contributions to the company’s defined benefit pension plans, not including the unfunded German, Swedish and certain U.S. plans, are expected to be approximately $41 million for the U.S. and $5 million for the foreign plans in 2018. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available  company cash flow, among other factors. Benefit payments related to the U.S. plans are expected to be approximately $216 million for the year ended December 31, 2018, $206 million for each of the years ending December 31, 2019 through 2022, and a total of $1.0 billion for the years ending December 31, 2023 through 2027. Benefit payments for the foreign plans, excluding the German and Swedish plans, are expected to be $185 million, $191 million, $197 million,  $204 million and $210 million for the years ending December 31, 2018 through 2022, respectively, and a total of $1.2 billion for the years ending December 31, 2023 through 2027.

Ball Corporation

Notes to the Consolidated Financial Statements

Benefit payments to participants in the unfunded German, Swedish and certain U.S. plans are expected to be between $18 million to $21 million in each of the years ending December 31, 2018 through 2022 and a total of $80 million for the years ending December 31, 2023 through 2027.

Weighted average assumptions used to determine benefit obligations for the company’s significant North American plans at December 31 were:

	U.S.			Canada
	2017 (a)	2016 (a)	2015	2017		2016		2015
Discount rate	3.72%	4.26%	4.60%	2.80%		3.50%		3.50%
Rate of compensation increase	4.15%	4.14%	4.80%	N/A	(b)	N/A	(b)	3.00%

(a)	In 2017 and 2016, the weighted average assumptions for U.S. pension plans include pension plans assumed as part of the Rexam acquisition.
(b)	The Canadian plans are frozen.

Weighted average assumptions used to determine benefit obligations for the company’s significant European plans at December 31 were:

	U.K.			Germany
	2017 (a)	2016 (a)	2015	2017 (a)	2016 (a)	2015
Discount rate	2.55%	2.70%	3.75%	1.68%	1.54%	2.25%
Rate of compensation increase	4.41%	4.30%	3.00%	2.50%	2.50%	2.50%
Pension increase	3.41%	3.30%	3.15%	1.50%	1.50%	1.75%

(a)

In 2017 and 2016, the U.K. weighted average assumptions are for the acquired Rexam plan only, and the German assumptions include pension plans assumed as part of the Rexam acquisition and one legacy Ball plan.

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant North American plans for the years ended December 31 were:

	U.S.			Canada
	2017 (a)	2016 (a)	2015	2017	2016	2015
Discount rate	4.27%	4.60%	4.15%	3.50%	3.50%	3.50%
Rate of compensation increase	4.14%	4.98%	4.80%	N/A (b)	N/A (b)	3.00%
Expected long-term rate of return on assets	5.50%	6.88%	7.25%	4.00%	4.00%	4.00%

(a)	In 2017 and 2016, the weighted average assumptions for U.S. pension plans include pension plans assumed as part of the Rexam acquisition.
(b)	The Canadian plans are frozen.

Ball Corporation

Notes to the Consolidated Financial Statements

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant European plans for the years ended December 31 were:

	U.K.			Germany
	2017 (a)	2016 (a)	2015	2017 (a)	2016 (a)	2015
Discount rate	2.70%	2.90%	3.75%	1.52%	1.29%	1.75%
Rate of compensation increase	4.30%	3.80%	3.00%	2.50%	2.00%	2.50%
Pension increase	3.41%	2.80%	3.15%	1.50%	1.50%	1.75%
Expected long-term rate of return on assets	3.20%	3.40%	6.50%	N/A	N/A	N/A

(a)

In 2017 and 2016, the U.K. assumption is for the acquired Rexam plan only, and the German weighted average assumptions include pension plans assumed as part of the Rexam acquisition and one legacy Ball plan.

The discount and compensation increase rates used above to determine the December 31, 2017, benefit obligations will be used to determine net periodic benefit cost for 2018. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $15 million increase in 2018 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated reduction of pension expense of approximately $3 million in 2018.

Accounting for pensions and postretirement benefit plans requires that the benefit obligation be discounted to reflect the time value of money at the measurement date and the rates of return currently available on high-quality, fixed-income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit plan payments.  Other factors used in measuring the obligation include compensation increases, health care cost increases, future rates of inflation, mortality and employee turnover.

Actual results may differ from the company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. In 2017, the company recorded pension expense of $133 million, including $46 million of settlement charges, special termination and curtailment losses, and currently expects its 2018 pension expense to be $65 million, using foreign currency exchange rates in effect at December 31, 2017. The decrease in expense is primarily due to a change in approach to measuring service and interest costs and a better plan experience in the U.K., offset by a reduction in return on assets on the U.S. pension plans.

For 2017, the company measured service and interest costs utilizing the expected or hypothetical payments for each plan. The expected or hypothetical payments were discounted using the spot rates from the actuarial yield curve for each plan to obtain a single equivalent discount rate that is appropriate for the duration of each plan. For 2018, the company will measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change in estimate does not affect the measurement of plan obligations nor the funded status of the plans.

The assumption related to the expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested to provide for pension benefits over the life of the plans. The assumption was based upon Ball’s pension plan asset allocations, investment strategies and the views of its investment managers, consultants and other large pension plan sponsors. Some reliance was placed on the historical and expected asset returns of our plans. An asset-allocation optimization model was used to project future asset returns using simulation and asset class correlation. The analysis included expected future risk premiums, forward-looking return expectations derived from the yield on long-term bonds and the price earnings ratios of major stock market indexes, expected inflation levels and real risk-free interest rate assumptions and the fund’s expected asset allocation.

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market-related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and

Ball Corporation

Notes to the Consolidated Financial Statements

benefit payments. The market-related value of plan assets used to calculate the expected return was $6,121 million for 2017, $6,068 million for 2016 and $1,395 million for 2015.

For pension plans, accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants.

Defined Benefit Pension Plan Assets

Policies and Allocation Information

Pension investment committees or scheme trustees of the company and its relevant subsidiaries establish investment policies and strategies for the company’s pension plan assets. The investment policies and strategies include the following common themes to: (1) provide for long-term growth of principal without undue exposure to risk, (2) minimize contributions to the plans, (3) minimize and stabilize pension expense and (4) achieve a rate of return above the market average for each asset class over the long term. The pension investment committees are required to regularly, but no less frequently than annually, review asset mix and asset performance, as well as the performance of the investment managers. Based on their reviews, which are generally conducted quarterly, investment policies and strategies are revised as appropriate.

Target asset allocations are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Following are the target asset allocations established as of December 31, 2017:

	U.S.
	Legacy Ball		Legacy Rexam		Canada	Ireland	U.K.

Cash and cash equivalents	0-10%		0-10%		—%	—%	50-80	%(c)
Equity securities	10-75	%(a)	10-25	%(d)	5%	39-47%	5-30%
Fixed income securities	25-70	%(b)	75-90%		95%	42-52%	50-80	%(c)
Alternative investments	0-35%		—%		—%	9-11%	0-20%

(a)

Equity securities may consist of: (1) up to 25 percent large cap equities, (2) up to 10 percent mid cap equities, (3) up to 10 percent small cap equities, (4) up to 35 percent foreign equities and (5) up to 35 percent special equities. Holdings in Ball Corporation common stock or Ball bonds cannot exceed 5 percent of the trust’s assets.

(b)	Debt securities may include up to 10 percent non-investment grade bonds, up to 10 percent bank loans and up to 15 percent international bonds.
(c)	The combined target allocation for fixed income securities and cash and cash equivalents is 50 to 80 percent.
(d)	Equity securities may consist of: (1) up to 20 percent domestic equities, (2) up to 10 percent international equities, and (3) up to 10 percent private equities.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2017	2016
Cash and cash equivalents	2%	6%
Equity securities	17%	18%
Fixed income securities	74%	68%
Alternative investments	7%	8%
	100%	100%

Ball Corporation

Notes to the Consolidated Financial Statements

Fair Value Measurements of Pension Plan Assets

Following is a description of the valuation methodologies used for pension assets measured at fair value:

Cash and cash equivalents: Consist of cash on deposit with brokers and short-term U.S. Treasury money market funds and are shown net of receivables and payables for securities traded at period end but not yet settled. All cash and cash equivalents are stated at cost, which approximates fair value.

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

Commingled funds: The shares held are valued at their net asset value (NAV) at year end.

NAV practical expedient: Includes certain commingled fixed income and equity funds as well as limited partnership and other funds. Certain of the partnership investments receive fair market valuations on a quarterly basis. Certain other commingled funds and partnerships invest in market-traded securities, both on a long and short basis. These investments are valued using quoted market prices.

The preceding methods described may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, although the company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of pension assets and liabilities and their placement within the fair value hierarchy levels. The fair value hierarchy levels assigned to the company’s defined benefit plan assets are summarized in the tables below:

	December 31, 2017
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value (includes U.S. Rexam assets):
Cash and cash equivalents	$1	$124	$125
Corporate equity securities:
Consumer discretionary	54	—	54
Financials	47	—	47
Healthcare	45	—	45
Industrials	81	—	81
Information technology	97	—	97
Other	74	—	74
U.S. government and agency securities:
FHLMC mortgage backed securities	—	35	35
FNMA mortgage backed securities	—	69	69
Municipal bonds	—	61	61
Treasury bonds	54	—	54
Other	—	15	15
Corporate bonds and notes:
Communications	—	86	86
Consumer discretionary	—	83	83
Consumer staples	—	64	64
Financials	—	329	329
Healthcare	—	136	136
Industrials	—	137	137
Information technology	—	87	87
Oil and gas	—	122	122
Private placement	—	128	128
Utilities	—	128	128
Other	—	70	70
Commingled funds	22	80	102
Total level 1 and level 2	$475	$1,754	2,229
Other investments measured at net asset value (a)			191
Total assets			$2,420

(a)

Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

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

(a)

Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented within this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31,
($ in millions)	2017	2016

U.K. pension assets, at fair value:
Cash and cash equivalents	$43	$279
U.K. government bonds	2,184	1,538
Other	14	31
Total level 1	2,241	1,848
Other investments measured at net asset value (a)	1,306	1,374
Total assets	$3,547	$3,222

(a)

Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Other Postemployment Benefits

The company sponsors postretirement health care and life insurance plans for certain U.S. and Canadian employees. Also, postretirement health care and life insurance plans were acquired as part of the Rexam acquisition. Employees may also qualify for long-term disability, medical and life insurance continuation and other postemployment benefits upon termination of active employment prior to retirement. All of the Ball-sponsored postretirement health care and life insurance plans are unfunded and, with the exception of life insurance benefits, are self-insured.

In Canada, the company provides supplemental medical and other benefits in conjunction with Canadian provincial health care plans. Effective July 1, 2017, Ball no longer offers medical and life insurance coverage in the U.S. for non-bargaining, Medicare eligible retirees through company-sponsored plans. Current and future non-bargaining retirees may access benefits through a private exchange by purchasing coverage direct from insurance carriers.

Ball provides a fixed subsidy to certain retirees which shall be used to purchase medical insurance. Ball has no commitments to increase benefits provided by any of the postemployment benefit plans and retains the right, subject to  existing agreements, to change or eliminate these benefits.

For other postretirement benefits in the U.S & Canada the accumulated actuarial gains and losses and accumulated prior service gains and losses are amortized over the average remaining service period for active participants or average future lifetime for inactive employees depending upon the plan.

Ball Corporation

Notes to the Consolidated Financial Statements

An analysis of the change in other postretirement benefit accruals for 2017 and 2016 follows:

($ in millions)	2017	2016

Change in benefit obligation:
Benefit obligation at prior year end	$232	$135
Service cost	1	3
Interest cost	9	8
Benefits paid	(22)	(16)
Net actuarial (gain) loss	6	(18)
Business acquisition	—	120
Special termination benefits	2	—
Plan amendments	(9)	—
Effect of exchange rates and other	1	—
Benefit obligation at year end	$220	$232
Less current portion	(24)	(24)
Long-term retiree medical liabilities	$196	$208

Components of net periodic benefit cost were:

	Years Ended December 31,
($ in millions)	2017	2016	2015

Service cost	$1	$3	$2
Interest cost	9	8	6
Amortization of prior service cost	(1)	(1)	(1)
Recognized net actuarial loss (gain)	(5)	(3)	(2)
Special termination benefits	2	—	2
Net periodic benefit cost	$6	$7	$7

Approximately $6  million of estimated net actuarial gain and $1 million of prior service benefit will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2018.

The assumptions for the U.S. and Canadian plans were based upon a long-term forecast of medical and direct trends and claims data projected forward using generally accepted actuarial methods. For other postretirement benefits, accumulated actuarial gains and losses and prior service cost are amortized over the average remaining service period of active participants.

Weighted average assumptions used to determine benefit obligations for the other postretirement benefit plans at December 31 were:

	U.S.			Canada
	2017	2016 (a)	2015	2017	2016	2015
Discount rate	3.64%	4.16%	4.60%	3.25%	3.50%	3.50%
Rate of compensation increase (b)	4.50%	4.50%	N/A	N/A	N/A	N/A

(a)	In 2017 and 2016, the weighted average assumptions for U.S. other postretirement benefit plans include plans assumed as part of the Rexam acquisition.
(b)	In 2017 and 2016, the rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

Ball Corporation

Notes to the Consolidated Financial Statements

Weighted average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans at December 31 were:

	U.S.			Canada
	2017	2016 (a)	2015	2017	2016	2015
Discount rate	4.16%	4.04%	4.15%	3.50%	3.50%	3.50%
Rate of compensation increase (b)	4.50%	4.50%	N/A	N/A	N/A	N/A

(a)	In 2017 and 2016, the weighted average assumptions for U.S. other postretirement benefit plans include plans assumed as part of the Rexam acquisition.
(b)	In 2017 and 2016, the rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

For the U.S. health care plans at December 31, 2017, a  7 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to increase to 5 percent in 2022 and remain at that level thereafter. For the Canadian plans, a  5 percent health care cost trend rate was used for 2018 and in subsequent years. Benefit payment caps exist in many of the company’s health care plans.

Contributions to the company’s other postretirement plans are expected to be approximately $19 million in 2018. This estimate may change based on available company cash flow, among other factors. Benefit payments related to these plans are expected to be between $17 million and $20 million in each of the years ending December 31, 2018 through 2022, and a total of $72 million for the years 2023 through 2027.

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

16.  Shareholders’ Equity

At December 31, 2017, the company had 1.1 billion shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

In April 2017, the company’s Board of Directors declared a two-for-one split of Ball Corporation’s common stock and increased the quarterly cash dividend by 54 percent to 10 cents on a post-split basis. The stock split was effective as of May 16, 2017.

In 2017, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings, and the company received 2.5 million shares.

Ball Corporation

Notes to the Consolidated Financial Statements

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)		Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2015	$(183)	$(445)		$(12)	$(640)
Other comprehensive earnings (loss) before reclassifications	(146)	(227)	(a)	46	(327)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	82	(b)	(56)	26
Balance at December 31, 2016	$(329)	$(590)		$(22)	$(941)
Other comprehensive earnings (loss) before reclassifications	22	179		(30)	171
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	49	(c)	65	114
Balance at December 31, 2017	$(307)	$(362)		$13	$(656)

(a)

Includes $195 million of after-tax net actuarial loss at December 31, 2016, for the remeasurement of acquired plans and $38 million of after-tax actuarial loss at June 30, 2016, for the remeasurement of divested plans.

(b)	Includes $60 million, net of tax, from plans sold with the Divestment Business.
(c)	Includes $28 million of after tax losses recognized during 2017 related to the annuity buyout and lump sum settlements. Refer to Note 15 for further details.

Ball Corporation

Notes to the Consolidated Financial Statements

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Years Ended December 31,
($ in millions)	2017	2016	2015

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(7)	$(1)	$5
Commodity contracts recorded in cost of sales	50	(7)	(23)
Currency exchange contracts recorded in selling, general and administrative	(1)	4	2
Currency exchange contracts recorded in business consolidation and other activities	—	64	—
Cross-currency swaps recorded in selling, general and administrative	(136)	—	—
Cross-currency swaps recorded in interest expense	16	—	—
Interest rate contracts recorded in interest expense	—	(1)	—
Commodity and currency exchange contracts attributable to the Divestment Business recorded in business consolidation and other activities	—	(5)	—
Total before tax effect	(78)	54	(16)
Tax benefit (expense) on amounts reclassified into earnings	13	2	6
Recognized gain (loss)	$(65)	$56	$(10)

Amortization of pension and other postretirement benefits: (a)
Prior service income (expense)	$(1)	$2	$1
Actuarial gains (losses)	(34)	(35)	(48)
Effect of pension settlement (b)	(44)	(80)	—
Total before tax effect	(79)	(113)	(47)
Tax benefit (expense) on amounts reclassified into earnings	30	31	17
Recognized gain (loss)	$(49)	$(82)	$(30)

(a)	These components are included in the computation of net periodic benefit cost included in Note 15.
(b)

2017 includes a pretax settlement loss related to the purchase of non-participating group annuity contracts and lump sum payouts.  2016 includes a curtailment charge related to the sale of the Divestment Business. Refer to Note 15 for further details.

Noncontrolling Interest

In 2015, Ball acquired the remaining interests in its Latapack-Ball joint venture in Brazil for consideration of approximately 11.4 million treasury shares of Ball common stock, on a post-split basis, valued at $403 million, and $17 million in cash. The accounting guidance requires changes in noncontrolling interests that do not result in a change of control to be recorded as an equity transaction. Where there is a difference between the fair value of consideration paid and the carrying value of the noncontrolling interest, it is recorded to common stock. The difference of $220 million between the noncontrolling interest carrying value of $200 million at the time of acquisition and the fair value of the consideration paid of $420 million was recorded as a decrease to common stock. The acquisition of the joint venture company was completed in December 2015, and Latapack-Ball is a wholly owned subsidiary of Ball Corporation.

Ball Corporation

Notes to the Consolidated Financial Statements

17.  Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock on the date of grant. In the case of stock options, payment must be made by the employee at the time of exercise in cash or with shares of stock owned by the employee, which are valued at fair market value on the date exercised. For SSARs, the employee receives the share equivalent of the difference between the fair market value on the date exercised and the exercise price of the SSARs exercised. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of outstanding stock option and SSAR activity for the year ended December 31, 2017, follows:

	Number of	Weighted Average
	Shares	Exercise Price
Beginning of year (a)	17,346,382	$21.29
Granted	2,383,208	37.95
Exercised	(2,564,761)	16.13
Canceled/forfeited	(257,530)	33.88
End of period	16,907,299	24.21

Vested and exercisable, end of period	11,414,125	$19.24
Reserved for future grants	25,404,206

(a)	Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2017, was 5.2 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $231 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2017, was 3.8 years and the aggregate intrinsic value was $212 million. The company received $21 million, $36 million and $22 million from options exercised during 2017, 2016 and 2015, respectively, and the intrinsic value associated with these exercises was $26 million, $45 million and $33 million for the same periods, respectively. The tax benefit associated with the company’s stock compensation programs was $20 million for 2017, and was reported as a discrete item in the consolidated tax provision. The total fair value of options and SSARs vested during 2017, 2016 and 2015 was $14 million, $13 million and $12 million, respectively.

These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in April 2017, January 2017, July 2016, January 2016 and February 2015 have estimated weighted average fair values at the date of grant of $7.21 per share, $8.54 per share, $8.35 per share, $9.29 per share and $7.10 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance that the value realized by an employee will equal the fair value estimated at the grant date. The fair values were estimated using the following weighted average assumptions:

	2017 Grants		2016 Grants		2015 Grants

Expected dividend yield	0.89%		0.73%		0.79%
Expected stock price volatility	19.62%		24.14%		22.11%
Risk-free interest rate	2.00%		1.22%		1.39%
Expected life of options (in years)	5.94	years	6.10	years	5.85	years

In addition to stock options and SSARs, the company issues to certain employees restricted shares and restricted stock units, which vest over various periods. Other than the performance-contingent grants discussed below, such restricted

Ball Corporation

Notes to the Consolidated Financial Statements

shares and restricted stock units generally vest in equal installments over five years. Compensation cost is recorded based upon the fair value of the shares at the grant date.

Following is a summary of restricted stock activity for the year ended December 31, 2017:

		Weighted
	Number of	Average
	Shares/Units	Grant Price

Beginning of year (a)	2,036,122	$27.81
Granted	1,958,320	36.10
Vested	(597,222)	25.27
Canceled/forfeited	(173,126)	36.95
End of period	3,224,094	$32.82

(a)	Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

The company’s Board of Directors granted 237,452,  265,636 and 233,118 performance-contingent restricted stock units (PCEQs) to key employees in 2017, 2016 and 2015, respectively. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date are based on the company’s increase in economic valued added (EVA®) dollars compared to the EVA® dollars generated in the calendar year prior to the grant and ranging from zero to 200 percent of each participant’s assigned award opportunity. If the minimum performance goals are not met, the shares will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. The expense associated with the performance-contingent grants, recognized in selling, general and administrative expenses, totaled $9 million in 2017, $15 million in 2016, and $7 million in 2015.

Also during 2017, the company’s Board of Directors granted 1.1 million performance-contingent restricted stock units (on a post-stock split basis) to employees related to the Special Acquisition-Related Incentive Plan (SAIP). The number of shares issued at the vesting date in January 2020 will be based on the company’s achievement of cumulative EVA® and Cash Flow performance goals through the vesting date and can range from zero to 200 percent of each participant’s assigned award. If the minimum performance goals are not met, the awards will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. The company recorded expense, recognized in business consolidation and other activities, of $11 million during 2017 in connection with the SAIP.

For the years ended December 31, 2017, 2016 and 2015, the company recognized pretax expense of $46 million ($35 million after tax), $35 million ($22 million after tax) and $25 million ($15 million after tax), respectively, for share-based compensation arrangements. At December 31, 2017, there was $89 million of total unrecognized compensation cost related to nonvested share‑based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.3 years.

Ball Corporation

Notes to the Consolidated Financial Statements

18.  Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2017	2016	2015

Net earnings attributable to Ball Corporation	$374	$263	$281

Basic weighted average common shares (a)	350,269	316,542	274,600
Effect of dilutive securities (a)	6,716	6,342	7,368
Weighted average shares applicable to diluted earnings per share (a)	356,985	322,884	281,968

Per basic share (a)	$1.07	$0.83	$1.02
Per diluted share (a)	$1.05	$0.81	$1.00

(a)	Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options and SSARs excluded totaled approximately 2 million in each of 2017, 2016 and 2015.

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

At December 31, 2017, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $581 million, of which approximately $506 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to

Ball Corporation

Notes to the Consolidated Financial Statements

forecasted transactions that expire within the next two years. Included in shareholders’ equity at December 31, 2017, within accumulated other comprehensive earnings is a net after-tax gain of $36 million associated with these contracts. A net gain of $32 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. At December 31, 2017, the company had outstanding interest rate swap and option contracts with notional amounts of approximately $1.7 billion paying fixed rates expiring within the next two years. The amount recorded in accumulated other comprehensive earnings at December 31, 2017, is insignificant.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in its global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At December 31, 2017, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $2.3 billion. Approximately $4 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at December 31, 2017, substantially all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at December 31, 2017, expire within the next year.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk on foreign currency denominated intercompany debt in the second quarter of 2016. Approximately $27 million of net after-tax loss related to the intercompany debt is included in accumulated other comprehensive earnings at December 31, 2017, none of which is expected to be recognized in the consolidated statement of earnings during the next 12 months. As of December 31, 2017, the fair value of the cross-currency swap was a $117  million loss. The contract expires within the next three years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through March 2019 and that have a combined notional value of 2.7 million shares. Based on the current number of

Ball Corporation

Notes to the Consolidated Financial Statements

shares in the program, each $1 change in the company’s stock price has an insignificant impact on pretax earnings, net of the impact of related derivatives. As of December 31, 2017, the fair value of the swaps was a $5 million loss.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2017 and 2016, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $27 million and $44 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2017 and 2016, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2017			December 31, 2016
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$46	$3	$49	$17	$1	$18
Foreign currency contracts	5	10	15	1	—	1
Interest rate and other contracts	—	—	—	—	21	21
Total current derivative contracts	$51	$13	$64	$18	$22	$40

Commodity contracts	$6	$—	$6	$7	$—	$7
Interest rate and other contracts	—	—	—	39	—	39
Total noncurrent derivative contracts	$6	$—	$6	$46	$—	$46

Liabilities:
Commodity contracts	$4	$4	$8	$3	$—	$3
Foreign currency contracts	—	21	21	—	22	22
Interest rate and other contracts	—	2	2	—	—	—
Total current derivative contracts	$4	$27	$31	$3	$22	$25

Interest rate and other contracts	$117	$3	$120	$—	$—	$—
Total noncurrent derivative contracts	$117	$3	$120	$—	$—	$—

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by

Ball Corporation

Notes to the Consolidated Financial Statements

discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2017, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

The following tables provide the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Year Ended December 31, 2017
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(7)	$(4)
Commodity contracts - manage exposure to supplier pricing	Cost of sales	50	(5)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	(1)	(57)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	(136)	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	16	—
Equity contracts	Selling, general and administrative	—	(1)
Total		$(78)	$(67)

Ball Corporation

Notes to the Consolidated Financial Statements

		Year Ended December 31, 2016
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(1)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(7)	(4)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(1)	—
Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	(20)
Foreign currency contracts - manage exposure to sales of products	Cost of sales	1	1
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	3	53
Foreign currency contracts - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	(191)
Cross-currency swaps - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	(4)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	64	—
Commodity contracts and currency exchange contracts - attributed to the Divestment Business	Business consolidation and other activities	(5)	—
Equity contracts	Selling, general and administrative	—	(1)
Total		$54	$(166)

Ball Corporation

Notes to the Consolidated Financial Statements

		Year Ended December 31, 2015
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$5	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(23)	(5)
Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	(16)
Foreign currency contracts - manage exposure to sales of products	Cost of sales	—	2
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	2	(7)
Foreign currency contracts - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	(41)
Cross-currency swaps - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	(7)
Equity contracts	Selling, general and administrative	—	4
Total		$(16)	$(69)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Years Ended December 31,
($ in millions)	2017	2016	2015

Amounts reclassified into earnings:
Commodity contracts	$(43)	$8	$18
Cross-currency swap contracts	120	(64)	—
Interest rate contracts	—	1	—
Commodity and currency exchange contracts attributed to the divestment business	—	5	—
Currency exchange contracts	1	(4)	(2)
Change in fair value of cash flow hedges:
Commodity contracts	67	22	(29)
Interest rate contracts	—	(1)	—
Cross-currency swap contracts	(137)	39	—
Currency exchange contracts	7	3	4
Foreign currency and tax impacts	20	(19)	1
	$35	$(10)	$(8)

Ball Corporation

Notes to the Consolidated Financial Statements

20.  Quarterly Results of Operations (Unaudited)

Set forth below are the company’s 2017 and 2016 results for the quarters ended March 31, June 30, September 30 and December 31.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2017
Net sales	$2,473	$2,855	$2,908	$2,747	$10,983
Gross profit (a)	390	431	455	481	1,757
Earnings before taxes	$84	$112	$50	$268	$514
Net earnings (loss) attributable to Ball Corporation	$68	$99	$48	$159	$374

Basic earnings (loss) per share (b) (c)	$0.19	$0.28	$0.14	$0.45	$1.07

Diluted earnings (loss) per share (b) (c)	$0.19	$0.28	$0.13	$0.45	$1.05

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Net sales	$1,756	$2,030	$2,752	$2,523	$9,061
Gross profit (a)	275	367	372	406	1,420
Earnings before taxes	$(209)	$192	$50	$92	$125
Net earnings attributable to Ball Corporation	$(127)	$307	$31	$52	$263

Basic earnings per share (b) (c)	$(0.45)	$1.08	$0.09	$0.15	$0.83

Diluted earnings per share (b) (c)	$(0.45)	$1.06	$0.09	$0.15	$0.81

(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $510 million and $345 million for the years ended December 31, 2017 and 2016, respectively.
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

21.  Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, we have received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the

Ball Corporation

Notes to the Consolidated Financial Statements

environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $37 million in the aggregate and have been included in other current liabilities and other noncurrent liabilities at December 31, 2017.

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

Also in 1992, Ball entered into a settlement and indemnification agreement with Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste Management) and Denver pursuant to which Waste Management and Denver dismissed their lawsuit against the company, and Waste Management agreed to defend, indemnify and hold harmless the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the clean-up of the site. Waste Management, Inc., has agreed to guarantee the obligations of Waste Management. Waste Management and Denver may seek additional payments from the company if the response costs related to the site exceed $319 million. In 2003 Waste Management, Inc., indicated that the cost of the site might exceed $319 million in 2030, approximately three years before the projected completion of the project. In February 2018, Waste Management reported that total project costs through 2016 were approximately $142 million. The company might also be responsible for payments (based on 1992 dollars) for any additional wastes that may have been disposed of by the company at the site but which are identified after the execution of the settlement agreement. While remediating the site, contaminants were encountered, which could add an additional clean-up cost of approximately $10 million. This additional clean-up cost could, in turn, add approximately $1 million to total site costs for the PRP group. At this time, there are no Lowry Landfill actions in which the company is actively involved. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

In November 2012, the USEPA wrote to the company asserting that it is one of at least 50 PRPs with respect to the Lower Duwamish site located in Seattle, Washington, based on the company’s ownership of a glass container plant prior to 1995, and notifying the company of a proposed remediation action plan. A site was selected to begin data review on over 30 industrial companies and government entities and at least two PRP groups have been discussing various allocation proposals. The USEPA issued the site Record of Decision (ROD) in December 2014. Ball submitted its initial responses to the allocator’s questionnaire in March 2015, and after reviewing submissions from the PRPs alleging deficiencies in certain of Ball’s responses, the allocator denied certain of the allegations and directed the company to answer others, to which Ball responded during the fourth quarter of 2016. A group of de minimis PRPs, including Ball, retained a technical consultant to assist with their positions vis-à-vis larger PRPs, and further presentations were made to the site allocator during the fourth quarter of 2017 and the first quarter of 2018. Total site remediation costs of $342 million, to cover remediation of approximately 200 acres of river bottom, are expected according to the proposed remediation action plan, which does not include $100 million that has already been spent, and which will be allocated among the numerous PRPs in due course. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Ball Corporation

Notes to the Consolidated Financial Statements

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam, and such discovery began during the first half of 2017. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continues as scheduled, with discovery expected to continue through the third quarter of 2018. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

A former Rexam Personal Care site in Annecy, France, was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place in 2006. The business operating from the site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during the first quarter of 2015. As part of the site closure regulatory requirements, a new regulatory permit (Prefectoral Order) was issued in June 2016, which includes requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A new management plan will be proposed to the French Environmental Authorities (DREAL) during 2018. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

During the first quarter of 2017, the Brazilian Supreme Court (the Court) ruled against the Brazilian tax authorities in a leading case related to the computation of certain indirect taxes. The Court ruled that the indirect tax base should not include a value-added tax known as “ICMS.”  By removing the ICMS from the tax base, the Court effectively eliminated a “tax on tax.”

The Court decision, in principle, affects all applicable judicial proceedings in progress. However, after publication of the decision in October 2017, the Brazilian tax authorities filed an appeal seeking clarification of certain matters, including the amount of ICMS to which taxpayers would be entitled in order to reduce their indirect tax base (i.e., the gross rate or net rate). The appeal also requested a modulation of the decision’s effects, which may limit its impact on taxpayers.

Our Brazilian subsidiaries have paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and have filed lawsuits in 2014 and 2015, in order to challenge the legislation regarding those taxes. Pursuant to these lawsuits, we have requested reimbursement of prior excess tax payments. Taking into consideration that the Court may settle different premises for ICMS exclusion, which will be resolved only after the pending appeal is decided, we believe the outcome of this matter is uncertain at this time. The resolution of the appeal may result in a material reimbursement to the company from the Brazilian government, the amount of which cannot be estimated at this time.

Ball Corporation

Notes to the Consolidated Financial Statements

22.  Indemnifications and Guarantees

General Guarantees

The company or its appropriate consolidated direct or indirect subsidiaries, including Rexam and its subsidiaries, have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services; guarantees to suppliers of subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, construction contract or other commitment; guarantees in respect of certain foreign subsidiaries’ pension plans; indemnities for liabilities associated with the infringement of third-party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases; indemnities to governmental agencies in connection with the issuance of a permit or license to the company or a subsidiary; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite.

In addition, many of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items.

Other than the indemnifications provided in connection with the sale of the Divestment Business (refer to Note 4), the company has not recorded any material liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably estimable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third-party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions and subject to grace periods. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are coterminous with the terms of the respective note indentures, senior notes and credit agreement and could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes or the credit agreement or any other loan document in respect thereof. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to the then outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier foreign subsidiaries directly owned

Ball Corporation

Notes to the Consolidated Financial Statements

by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain foreign borrowers and foreign pledgors under the loan documents will be secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned foreign subsidiaries and material wholly owned U.S. domiciled foreign subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities. The condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 23. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required under the Securities and Exchange Commission (SEC) regulations.

23.  Subsidiary Guarantees of Debt

The following condensed consolidating financial information is presented in accordance with SEC Regulations S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of the company providing the guarantees are referred to as the guarantor subsidiaries, and subsidiaries of the company other than the guarantor subsidiaries are referred to as the non-guarantor subsidiaries. The eliminating adjustments substantively consist of intercompany transactions and the elimination of equity investments and earnings of subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required under SEC regulations.

The company’s senior notes are guaranteed on a full and unconditional guarantee on a joint and several basis by certain domestic subsidiaries of the company. Each of the guarantor subsidiaries is 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are to be guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2017 and 2016, and for the three years ended December 31, 2017, 2016 and 2015. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$4,839	$6,317	$(173)	$10,983

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(3,980)	(4,910)	173	(8,717)
Depreciation and amortization	(8)	(150)	(571)	—	(729)
Selling, general and administrative	(168)	(121)	(225)	—	(514)
Business consolidation and other activities	(120)	(57)	(44)	—	(221)
Equity in results of subsidiaries	673	191	(40)	(824)	—
Intercompany	301	(149)	(152)	—	—
	678	(4,266)	(5,942)	(651)	(10,181)

Earnings (loss) before interest and taxes	678	573	375	(824)	802
Interest expense	(275)	6	(16)	—	(285)
Debt refinancing and other costs	—	—	(3)	—	(3)
Total interest expense	(275)	6	(19)	—	(288)
Earnings (loss) before taxes	403	579	356	(824)	514
Tax (provision) benefit	(29)	(112)	(24)	—	(165)
Equity in results of affiliates, net of tax	—	1	30	—	31
Net earnings	374	468	362	(824)	380
Less net earnings attributable to noncontrolling interests	—	—	(6)	—	(6)
Net earnings attributable to Ball Corporation	$374	$468	$356	$(824)	$374

Comprehensive earnings (loss) attributable to Ball Corporation	$659	$731	$639	$(1,370)	$659

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

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	December 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$443	$—	$448
Receivables, net	3	233	1,398	—	1,634
Intercompany receivables	39	470	912	(1,421)	—
Inventories, net	—	605	921	—	1,526
Other current assets	9	48	93	—	150
Total current assets	56	1,356	3,767	(1,421)	3,758
Noncurrent assets
Property, plant and equipment, net	20	1,275	3,315	—	4,610
Investment in subsidiaries	8,639	4,662	389	(13,690)	—
Goodwill	—	981	3,952	—	4,933
Intangible assets, net	15	65	2,382	—	2,462
Other assets	185	296	925	—	1,406
Total assets	$8,915	$8,635	$14,730	$(15,111)	$17,169

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$351	$—	$102	$—	$453
Accounts payable	14	986	1,762	—	2,762
Intercompany payables	705	76	640	(1,421)	—
Accrued employee costs	28	157	167	—	352
Other current liabilities	170	81	289	—	540
Total current liabilities	1,268	1,300	2,960	(1,421)	4,107
Noncurrent liabilities
Long-term debt	6,504	—	14	—	6,518
Employee benefit obligations	333	707	423	—	1,463
Intercompany long-term notes	(3,172)	1,599	1,572	1	—
Deferred taxes	(109)	256	548	—	695
Other liabilities	150	23	167	—	340
Total liabilities	4,974	3,885	5,684	(1,420)	13,123

Common stock	1,084	1,128	6,291	(7,419)	1,084
Preferred stock	—	—	5	(5)	—
Retained earnings	4,987	4,197	2,914	(7,111)	4,987
Accumulated other comprehensive earnings (loss)	(656)	(575)	(269)	844	(656)
Treasury stock, at cost	(1,474)	—	—	—	(1,474)
Total Ball Corporation shareholders' equity	3,941	4,750	8,941	(13,691)	3,941
Noncontrolling interests	—	—	105	—	105
Total shareholders' equity	3,941	4,750	9,046	(13,691)	4,046
Total liabilities and shareholders' equity	$8,915	$8,635	$14,730	$(15,111)	$17,169

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

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$234	$645	$599	$1,478

Cash flows from investing activities
Capital expenditures	(6)	(298)	(252)	(556)
Business dispositions, net of cash sold	17	31	(50)	(2)
Other, net	(2)	34	(19)	13
Cash provided by (used in) investing activities	9	(233)	(321)	(545)

Cash flows from financing activities
Long-term borrowings	765	—	—	765
Repayments of long-term borrowings	(741)	—	(1,069)	(1,810)
Net change in short-term borrowings	174	—	10	184
Proceeds from issuances of common stock, net of shares used for taxes	27	—	—	27
Acquisitions of treasury stock	(103)	—	—	(103)
Common stock dividends	(129)	—	—	(129)
Intercompany	(226)	(398)	624	—
Other, net	—	(3)	(4)	(7)
Cash provided by (used in) financing activities	(233)	(401)	(439)	(1,073)

Effect of exchange rate changes on cash	(7)	—	(2)	(9)

Change in cash and cash equivalents	3	11	(163)	(149)
Cash and cash equivalents – beginning of period	2	(11)	606	597
Cash and cash equivalents – end of period	$5	$—	$443	$448

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(1,051)	$85	$1,160	$194

Cash flows from investing activities
Capital expenditures	(15)	(222)	(369)	(606)
Business acquisition, net of cash acquired	2,303	29	(5,711)	(3,379)
Business dispositions, net of cash sold	1,010	24	1,904	2,938
Decrease in restricted cash	1,966	—	—	1,966
Settlement of Rexam acquisition related derivatives	(252)	—	—	(252)
Other, net	2	4	(1)	5
Cash provided by (used in) investing activities	5,014	(165)	(4,177)	672

Cash flows from financing activities
Long-term borrowings	2,610	—	1,760	4,370
Repayments of long-term borrowings	(1,038)	—	(3,586)	(4,624)
Net change in short-term borrowings	71	(29)	(19)	23
Proceeds from issuances of common stock, net of shares used for taxes	48	—	—	48
Acquisitions of treasury stock	(107)	—	—	(107)
Common stock dividends	(83)	—	—	(83)
Intercompany	(5,467)	98	5,369	—
Other, net	(2)	(3)	(9)	(14)
Cash provided by (used in) financing activities	(3,968)	66	3,515	(387)

Effect of exchange rate changes on cash	2	3	(111)	(106)

Change in cash and cash equivalents	(3)	(11)	387	373
Cash and cash equivalents – beginning of period	5	—	219	224
Cash and cash equivalents – end of period	$2	$(11)	$606	$597

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(13)	$568	$452	$1,007

Cash flows from investing activities
Capital expenditures	(8)	(194)	(326)	(528)
Business acquisition, net of cash acquired	—	(29)	—	(29)
Business dispositions, net of cash sold	—	—	1	1
Increase in restricted cash	(2,183)	—	—	(2,183)
Settlement of Rexam acquisition related derivatives	(16)	—	—	(16)
Other, net	23	8	3	34
Cash provided by (used in) investing activities	(2,184)	(215)	(322)	(2,721)

Cash flows from financing activities
Long-term borrowings	4,509	—	15	4,524
Repayments of long-term borrowings	(2,301)	—	(129)	(2,430)
Net change in short-term borrowings	(2)	(7)	(84)	(93)
Proceeds from issuances of common stock, net of shares used for taxes	36	—	—	36
Acquisitions of treasury stock	(136)	—	—	(136)
Common stock dividends	(72)	—	—	(72)
Intercompany	249	(341)	92	—
Other, net	(73)	(2)	(17)	(92)
Cash provided by (used in) financing activities	2,210	(350)	(123)	1,737

Effect of exchange rate changes on cash	(10)	(3)	23	10

Change in cash and cash equivalents	3	—	30	33
Cash and cash equivalents – beginning of period	2	—	189	191
Cash and cash equivalents – end of period	$5	$—	$219	$224

24. Subsequent Events

On February 6, 2018, the company announced plans to build a one-line beverage can and end manufacturing plant in Asuncion, Paraguay, and to add capacity in its Buenos Aires, Argentina, facility. These investments will allow the company to serve the growing beverage can market in Paraguay, Bolivia and Argentina, and to support various customer demands with multiple can sizes. The Paraguay plant is expected to begin production in the fourth quarter of 2019 and most of its capacity is contracted under long-term agreements.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ball Corporation has established disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2017, Ball Corporation, under the supervision of the Chief Executive Officer and Chief Financial Officer of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Ball Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Remediation of the 2016 Material Weakness

In 2016, we did not design and maintain effective controls over the accuracy and completeness of the accounting for income taxes related to the sale of the Divestment Business and certain discrete income tax benefits related to the acquisition of Rexam. During 2017, our management, with the oversight of the Audit Committee of our Board of Directors, has been engaged in efforts to remediate the material weakness identified and disclosed in Item 9A of the December 31, 2016 Form 10-K. Internal control enhancements have been designed, implemented and tested for operational effectiveness. Based on the results of our testing, management has concluded that the controls are adequately designed and have operated effectively for a sufficient period of time during 2017. Accordingly, the material weakness is considered to be remediated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There were no matters required to be reported under this item.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

The executive officers of the company as of February 28, 2018, were as follows:

Charles E. Baker, 60, Vice President, General Counsel and Corporate Secretary since July 2011; Vice President, General Counsel and Assistant Corporate Secretary from 2004 to 2011; Associate General Counsel, 1999 to 2004; various other positions within the company, 1993 to 1999.

Nate C. Carey, 39, Vice President and Controller since November 2017; Assistant Controller from 2014 to November 2017; Senior Manager, PricewaterhouseCoopers LLP,  2001 to 2014.

Daniel W. Fisher, 45, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, since December 2016; President, Beverage Packaging North and Central America from 2014 to 2016; Senior Vice President, Finance and Planning, Beverage Packaging North and Central America, 2013 to 2014; various other positions within the company, 2010 to 2014.

John A. Hayes, 52, Chairman, President and Chief Executive Officer since 2013; President and Chief Executive Officer, 2011 to 2013; President and Chief Operating Officer during 2010; Executive Vice President and Chief Operating Officer from 2008 to 2009; various other positions within the company, 1999 to 2008.

Jeffrey A. Knobel, 46, Vice President and Treasurer since 2011; Treasurer from 2010 to 2011; Senior Director, Treasury, 2008 to 2010; Director, Treasury Operations, 2005 to 2008; various other positions within the company, 1997 to 2005.

Scott C. Morrison, 55, Senior Vice President and Chief Financial Officer since 2010; Vice President and Treasurer from 2002 to 2009; and Treasurer, 2000 to 2002.

Lisa A. Pauley, 56, Senior Vice President, Human Resources and Administration, since 2011; Vice President, Administration and Compliance, 2007 to 2011; Senior Director, Administration and Compliance, 2004 to 2007; various other positions within the company, 1981 to 2004.

James N. Peterson, 49, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Food and Aerosol Packaging, since 2015; Vice President, Marketing and Corporate Affairs from 2011 to 2015; Vice President, Marketing and Corporate Relations, 2008 to 2011; Director, Marketing North America, 2006 to 2008; and Vice President, Marketing & Business Development, U.S. Can Company, 2004 to 2006.

Robert D. Strain, 61, Senior Vice President, Ball Corporation, and President, Ball Aerospace & Technologies Corp. since 2013; Chief Operating Officer, Ball Aerospace & Technologies Corp. from 2012 to 2013; and Director at NASA Goddard Space Flight Center from 2008 to 2012.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2016, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2017, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation 2005 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance.

Nonemployee directors may also be a participant in the 2000 Deferred Compensation Company Stock Plan and the 2005 Deferred Compensation Company Stock Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2017, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

Equity Compensation Plan Information
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	25,404,206	$24.21	25,404,206
Equity compensation plans not approved by security holders	—	—	—
Total	25,404,206	$24.21	25,404,206

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2017, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2017, is incorporated herein by reference.

Part IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)    (1)    Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2017, 2016 and 2015

Consolidated statements of comprehensive earnings (loss) — Years ended December 31, 2017, 2016 and 2015

Consolidated balance sheets — December 31, 2017 and 2016

Consolidated statements of cash flows — Years ended December 31, 2017, 2016 and 2015

Consolidated statements of shareholders’ equity — Years ended December 31, 2017, 2016 and 2015

Notes to consolidated financial statements

(2)    Financial Statement Schedules:

Financial statement schedules have been omitted, as they are either not applicable, are considered insignificant or the required information is included in the consolidated financial statements or notes thereto.

(3)    Exhibits:

Exhibit Number	Description of Exhibit

3.i	Amended Articles of Incorporation revised May 4, 2017 (Filed herewith).

3.ii	Bylaws of Ball Corporation as amended October 24, 2017 (Filed herewith).

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

Exhibit Number	Description of Exhibit

4.1(e)

Indenture, dated as of November 27, 2015, by and between Ball Corporation and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.7 of the Registration Statement on Form S-3 dated November 27, 2015) filed November 27, 2015.

4.1(f)

First Supplemental Indenture, dated as of December 14, 2015, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated December 14, 2015) filed December 16, 2015.

4.1(g)

Second Supplemental Indenture, dated as of December 14, 2015, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.4 of the Current Report on Form 8-K dated December 14, 2015) filed December 16, 2015.

4.1(h)

Third Supplemental Indenture, dated as of December 14, 2015, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.6 of the Current Report on Form 8-K dated December 14, 2015) filed December 16, 2015.

10.2

Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.*

10.3

Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.*

10.4

Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.*

10.5

Amended and Restated Form of Severance Benefit Agreement that exists between the company and its executive officers, effective as of August 1, 1994, and as amended on January 24, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 22, 1996) filed May 15, 1996, and as amended on December 17, 2008.*

10.6

Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991.*

10.7

Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995, and as amended on August 11, 2011 (filed by incorporation by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2013) filed February 24, 2014, and as amended on April 26, 2016. (Filed herewith.)*

10.8	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997.*

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

Exhibit Number	Description of Exhibit

10.10

Ball Corporation 2005 Deferred Compensation Company Stock Plan, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2013) , filed February 24, 2014. *

10.11

Ball Corporation 2005 Deferred Compensation Plan for Directors, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 2013), filed February 24, 2014.*

10.12

Ball Corporation Long-Term Cash Incentive Plan dated October 25, 1994, amended and restated effective January 1, 2003 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2003) filed March 12, 2004, amended and restated as of April 26, 2016. (Filed herewith.)*

10.13	Ball Corporation 2005 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 18, 2005.*

10.14	Ball Corporation 2010 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 12, 2010.*

10.15

Ball Corporation Deposit Share Program for United States Participants as amended (filed by incorporation by reference to the Quarterly report on Form 10-Q for the quarter ended July 4, 2014) filed on August 11, 2004 and amended and restated as of July 27, 2016. (Filed herewith.)*

10.16

Ball Corporation Deposit Share Program for International Participants effective as of March 7, 2001 (filed by incorporation by reference to the 10-K for the year ended December 31, 2000), filed March 30, 2001, and amended and restated as of July 27, 2016. (Filed herewith.)*

10.17

Ball Corporation Directors Deposit Share Program, as amended and restated on July 27, 2016. This plan is referred to in Item 11, the Executive Compensation section of the Form 10-K (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2004) filed August 11, 2004, as amended and restated on July 27, 2016. (Filed herewith.)*

10.18

Ball Corporation 2013 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 8, 2013, amended and restated on April 26, 2017 and filed as the Ball Corporation Amended and Restated 2013 Stock and Cash Incentive Plan (filed by incorporation by reference to the Proxy Statement filed March 15, 2017.)*

10.19

Ball Corporation 2017 Deferred Compensation Company Stock Plan for Directors, effective April 1, 2017 (filed by incorporation by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) filed May 8, 2017.*

10.20

Credit Agreement, dated as of March 18, 2016, among Ball Corporation, certain subsidiaries of Ball Corporation party thereto as borrowers, Deutsche Bank AG New York Branch as administrative agent and collateral agent, and certain financial institutions party thereto as lenders and initial facing agents (filed by incorporation by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 18, 2016) filed March 18, 2016.

Exhibit Number	Description of Exhibit

11	Statement re: Computation of Earnings per Share (filed by incorporation by reference to the notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”.)

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

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

18.3

Letter re: Change in Accounting Principles regarding the change in testing date for potential impairment of goodwill (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2009) filed February 25, 2010.

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
February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ John A. Hayes		Chairman, President and Chief Executive Officer
	John A. Hayes		February 28, 2018

(2)	Principal Financial Officer:

	/s/ Scott C. Morrison		Senior Vice President and Chief Financial Officer
	Scott C. Morrison		February 28, 2018

(3)	Principal Accounting Officer:

	/s/ Nate C. Carey		Vice President and Controller
	Nate C. Carey		February 28, 2018

(4)	A Majority of the Board of Directors:

	/s/ Robert W. Alspaugh	*	Director
	Robert W. Alspaugh		February 28, 2018

	/s/ Michael J. Cave	*	Director
	Michael J. Cave		February 28, 2018

	/s/ Hanno C. Fiedler	*	Director
	Hanno C. Fiedler		February 28, 2018

	/s/ John A. Hayes	*	Chairman of the Board and Director
	John A. Hayes		February 28, 2018

	/s/ Daniel J. Heinrich	*	Director
	John A. Hayes		February 28, 2018

	/s/ R. David Hoover	*	Director
	R. David Hoover		February 28, 2018

	/s/ Pedro H. Mariani	*	Director
	Pedro H. Mariani		February 28, 2018

/s/ Georgia R. Nelson	*	Director
Georgia R. Nelson		February 28, 2018

/s/ Cynthia A. Niekamp	*	Director
Cynthia A. Niekamp		February 28, 2018

/s/ Cathy D. Ross	*	Director
Cathy D. Ross		February 28, 2018

/s/ George M. Smart	*	Director
George M. Smart		February 28, 2018

/s/ Theodore M. Solso	*	Director
Theodore M. Solso		February 28, 2018

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 28, 2018

*  By John A. Hayes as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
As Attorney-in-Fact
February 28, 2018