Form 10-Q
period 2018-03-31
BALL Corp
filed 2018-05-04
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

10 Longs Peak Drive, P.O. Box 5000 Broomfield, CO 80021-2510 (Address of registrant’s principal executive office)	80021-2510 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, without par value	349,240,025 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2018	2017

Net sales	$2,785	$2,473

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,237)	(1,975)
Depreciation and amortization	(180)	(148)
Selling, general and administrative	(112)	(143)
Business consolidation and other activities	(30)	(55)
	(2,559)	(2,321)

Earnings before interest and taxes	226	152

Interest expense	(73)	(68)
Debt refinancing and other costs	(1)	—
Total interest expense	(74)	(68)

Earnings before taxes	152	84
Tax (provision) benefit	(34)	(22)
Equity in results of affiliates, net of tax	7	8
Net earnings	125	70
Net earnings attributable to noncontrolling interests	—	(2)
Net earnings attributable to Ball Corporation	$125	$68

Earnings per share: (a)
Basic	$0.36	$0.19
Diluted	$0.35	$0.19

Weighted average shares outstanding: (000s) (a)
Basic	350,215	350,048
Diluted	357,552	357,934

Cash dividends declared and paid, per share (a)	$0.10	$0.065

(a)	Amounts in 2017 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended March 31,
($ in millions)	2018	2017

Net earnings	$125	$70

Other comprehensive earnings (loss):
Foreign currency translation adjustment	11	69
Pension and other postretirement benefits	16	6
Effective financial derivatives	(52)	64
Total other comprehensive earnings (loss)	(25)	139
Income tax (provision) benefit	8	(11)
Total other comprehensive earnings (loss), net of tax	(17)	128

Total comprehensive earnings	108	198
Comprehensive (earnings) loss attributable to noncontrolling interests	—	(2)
Comprehensive earnings (loss) attributable to Ball Corporation	$108	$196

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
($ in millions)	2018	2017

Assets
Current assets
Cash and cash equivalents	$477	$448
Receivables, net	2,090	1,634
Inventories, net	1,447	1,526
Other current assets	146	150
Total current assets	4,160	3,758
Noncurrent assets
Property, plant and equipment, net	4,727	4,610
Goodwill	4,970	4,933
Intangible assets, net	2,432	2,462
Other assets	1,442	1,406
Total assets	$17,731	$17,169

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$337	$453
Accounts payable	2,822	2,762
Accrued employee costs	221	352
Other current liabilities	525	540
Total current liabilities	3,905	4,107
Noncurrent liabilities
Long-term debt	7,131	6,518
Employee benefit obligations	1,484	1,463
Deferred taxes	690	695
Other liabilities	383	340
Total liabilities	13,593	13,123

Shareholders' equity
Common stock (671,611,572 shares issued - 2018; 670,576,215 shares issued - 2017)	1,100	1,084
Retained earnings	5,114	4,987
Accumulated other comprehensive earnings (loss)	(673)	(656)
Treasury stock, at cost (321,435,190 shares - 2018; 320,694,598 shares - 2017)	(1,508)	(1,474)
Total Ball Corporation shareholders' equity	4,033	3,941
Noncontrolling interests	105	105
Total shareholders' equity	4,138	4,046
Total liabilities and shareholders' equity	$17,731	$17,169

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2018	2017

Cash Flows from Operating Activities
Net earnings	$125	$70
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	180	148
Business consolidation and other activities	30	55
Deferred tax provision (benefit)	3	2
Other, net (a)	8	4
Changes in working capital components, net of dispositions (b)	(420)	(680)
Cash provided by (used in) operating activities (a)	(74)	(401)
Cash Flows from Investing Activities
Capital expenditures	(242)	(125)
Business dispositions, net of cash sold	(45)	31
Other, net	3	3
Cash provided by (used in) investing activities	(284)	(91)
Cash Flows from Financing Activities
Long-term borrowings	1,162	185
Repayments of long-term borrowings	(683)	(50)
Net change in short-term borrowings	(14)	273
Proceeds from issuances of common stock, net of shares used for taxes	—	(1)
Acquisitions of treasury stock	(35)	(3)
Common stock dividends	(35)	(23)
Other, net	(11)	(1)
Cash provided by (used in) financing activities	384	380

Effect of exchange rate changes on cash	1	(30)

Change in cash, cash equivalents and restricted cash (a)	27	(142)
Cash, cash equivalents and restricted cash - beginning of period (a)	459	607
Cash, cash equivalents and restricted cash - end of period (a)	$486	$465

(a)	Amounts in 2017 have been retrospectively adjusted to reflect the adoption of new accounting guidance that was effective January 1, 2018. See Notes 2 and 6 for further details.
(b)	Includes payments of costs associated with the acquisition of Rexam and the related sale of certain existing Ball and Rexam beverage can assets.

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the variability of contract sales in the company’s aerospace segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Current Report on Form 8-K filed on March 6, 2018, pursuant to the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017 (annual report).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires Ball’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting periods. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Ball’s management evaluates these estimates on an ongoing basis and adjusts or revises the estimates as circumstances change. As future events and their impacts cannot be determined with precision, actual results may differ from these estimates. In the opinion of management, the financial statements reflect all adjustments necessary to fairly state the results of the periods presented.

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue from Contracts with Customers

On January 1, 2018, Ball adopted Accounting Standard Codification 606, “Revenue from Contracts with Customers,” and all related amendments (collectively, the new revenue standard) applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. The cumulative effect of initially applying the new revenue standard was recognized as an adjustment to the retained earnings balance as of January 1, 2018. Comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The cumulative effect of the changes made to the consolidated January 1, 2018, balance sheet for the adoption of the new revenue standard is as follows:

($ in millions)	Balance at December 31, 2017	Adjustments Due to Adoption	Balance at January 1, 2018

Assets
Receivables, net	$1,634	$307	$1,941
Inventories, net	1,526	(241)	1,285
Other current assets	150	(4)	146
Liabilities
Other current liabilities	540	17	557
Deferred taxes	695	7	702
Shareholders' equity
Retained earnings	4,987	37	5,024
Accumulated other comprehensive earnings (loss)	(656)	1	(655)

In accordance with the disclosure requirements of the new revenue standard, the impact of adoption on our consolidated statement of earnings and balance sheet was as follows:

	Three Months Ended March 31, 2018
($ in millions, except per share amounts)	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)

Net sales	$2,785	$2,752	$33
Cost of sales (excluding depreciation and amortization)	(2,237)	(2,206)	(31)
Earnings before interest and taxes	226	224	2
Tax (provision) benefit	(34)	(34)	—
Net earnings attributable to Ball Corporation	125	123	2
Basic earnings per share	0.36	0.35	0.01
Diluted earnings per share	0.35	0.34	0.01

	March 31, 2018
($ in millions)	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)

Assets
Receivables, net	$2,090	$1,745	$345
Inventories, net	1,447	1,720	(273)
Other current assets	146	150	(4)
Liabilities
Other current liabilities	525	504	21
Deferred taxes	690	683	7
Shareholders' equity
Retained earnings	5,114	5,075	39
Accumulated other comprehensive earnings (loss)	(673)	(674)	1

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following summarizes the significant changes to the company’s unaudited condensed consolidated statement of earnings and consolidated balance sheet as a result of the new revenue standard adopted on January 1, 2018, compared to if the company had continued to recognize sales under the previous revenue recognition guidance:

•

For the metal beverage packaging segments and, to a lesser extent, in our food and aerosol packaging segment, the new revenue standard accelerated the recognition of certain sales to be over time such that a portion of sales was recognized prior to shipment or delivery of goods. The accelerated recognition of sales caused the company’s inventory to decrease with an offsetting increase to unbilled receivables to the extent the amounts had not yet been invoiced to the customer and right to payment was unconditional.

•

For the aerospace segment, sales from the majority of the company’s contracts continue to be recognized over time under the “cost-to-cost” method based on the continuous transfer of control to the customer, which is consistent with how sales were recognized under previous revenue recognition guidance. Therefore, no cumulative adjustment was required to be made upon adoption.

•	Ball recognized a contract liability when the customer’s payment, or Ball’s unconditional right to that consideration, preceded the company’s performance.

Share-Based Compensation

In May 2017, amendments to existing accounting guidance were issued to provide clarity and reduce diversity in practice, cost and complexity when applying stock compensation accounting guidance regarding modifications to the terms or conditions of a share-based payment award. The amendments specify that all changes to the terms and conditions of a share-based payment award will require an entity to apply modification accounting unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance was applied prospectively on January 1, 2018, and it did not have an impact on the company’s unaudited condensed consolidated financial statements.

Pension and Postretirement Benefit Costs

In March 2017, amendments to existing accounting guidance were issued to change the presentation of net periodic pension cost and net periodic postretirement benefit cost. Employers are required to report the service cost component in the same line item as other compensation costs arising from services rendered by the associated employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments also permit only the service cost component of net benefit cost to be eligible for capitalization. This guidance was adopted by the company on January 1, 2018, and the capitalization of the service cost component was applied on a prospective basis. Curtailment and settlement losses are reported by the company in business consolidation and other activities. All other non-service components are immaterial and will be presented in selling, general and administrative (SG&A) expenses beginning in 2018. These non-service costs were reported in both cost of sales and SG&A in prior periods; however, due to immateriality in all prior periods presented, no retrospective adjustments were considered necessary.  Such costs were $6 million for the first quarter of 2017 and $21 million for the full year 2017.

Sales of Nonfinancial Assets

In February 2017, amendments to existing accounting guidance were issued to clarify the scope and to add guidance for partial sales of nonfinancial assets. The guidance requires that all entities account for the derecognition of a business in accordance with guidance for consolidation, including instances in which the business is considered to be in substance real estate. This guidance was applied on January 1, 2018, using a modified retrospective approach and did not have a material impact on the company’s unaudited condensed consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Definition of a Business

In January 2017, amendments to existing accounting guidance were issued to further clarify the definition of a business in determining whether or not a company has acquired or sold a business. The amendments provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also narrow the definition of the term “output” so that the term is consistent with how outputs are described in the new guidance for revenue recognition. The guidance was applied prospectively for Ball on January 1, 2018, and did not have an impact on the company’s unaudited condensed consolidated financial statements.

Statement of Cash Flows

In November 2016, accounting guidance was issued requiring the statement of cash flows to reconcile the change in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. This guidance was applied retrospectively on January 1, 2018, and the impact on the 2017 statement of cash flow was not material. The impact on the 2016 statement of cash flows was material due to approximately $2 billion of restricted cash held by the company at December 2015, in an acquisition escrow account. In July 2016, the funds in the escrow account were used to pay a portion of the cash component of the acquisition price of Rexam. The impact on the statement of cash flows for the three months ended March 31, 2017, was a $3 million reduction in cash flows from operating activities.

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

This guidance was applied retrospectively on January 1, 2018, and did not have a material impact on the company’s unaudited condensed consolidated statement of cash flows.

Intra-Entity Transfers

In October 2016, amendments to existing accounting guidance were issued that require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to when the asset is sold to an unrelated third party. The amendments also eliminate the exception for an intra-entity transfer of an asset other than inventory. This guidance was applied on a modified retrospective basis on January 1, 2018, and did not have a material impact on the company’s unaudited condensed consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Financial Assets and Liabilities

In January 2016, accounting guidance was issued on the classification and measurement of financial assets and liabilities (equity securities and financial liabilities) under the fair value option and the presentation and disclosure requirements for financial instruments. Subsequent guidance was issued in February 2018 to clarify certain aspects of the guidance issued in January 2016. The guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any related changes in fair value in net income unless the investments qualify for the new practicality exception. An exception applies to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under the guidance and, as such, these investments may be measured at cost. The guidance was applied on January 1, 2018, and did not have a material impact on the company’s unaudited condensed consolidated financial statements.

New Accounting Guidance

Stranded Tax Effects

In February 2018, accounting guidance was issued to permit the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act signed into law in December 2017. The guidance is effective for Ball on January 1, 2019, and the company is currently assessing whether or not to early adopt the new guidance.

Financial Assets

In June 2016, amendments to existing guidance were issued requiring financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The guidance will be effective on January 1, 2020. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

Lease Accounting

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

We have established a cross-functional implementation team, which includes representatives from all of our business segments. We are utilizing a bottoms-up approach to analyze the impact of the new standard by reviewing our current lease population, including completeness, to identify potential accounting, data and other operational changes that might be required under the new guidance. In addition, we are assessing changes to our business processes, systems and controls to support recognition and disclosure under the standard upon adoption. The guidance will be effective for Ball on January 1, 2019, and it is expected that a material amount of lease assets and liabilities will be recorded on its consolidated balance sheet.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.     Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the five reportable segments outlined below:

Beverage packaging, North and Central America:  Consists of operations in the U.S., Canada and Mexico that manufacture and sell metal beverage containers throughout those countries.

Beverage packaging, South America: Consists of operations in Brazil, Argentina and Chile that manufacture and sell metal beverage containers throughout most of South America.

Beverage packaging, Europe:  Consists of operations in numerous countries in Europe, including Russia, that manufacture and sell metal beverage containers throughout most of Europe.

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

As presented below, other consists of non-reportable segments in Africa, Middle East and Asia (AMEA) and Asia Pacific that manufacture and sell metal beverage containers, undistributed corporate expenses, intercompany eliminations and other business activities.

The accounting policies of the segments are the same as those in the consolidated financial statements and are discussed in Note 1. The company also has investments in operations in Guatemala, Panama, South Korea, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended March 31,
($ in millions)	2018	2017

Net sales
Beverage packaging, North and Central America	$1,035	$949
Beverage packaging, South America	459	371
Beverage packaging, Europe	609	508
Food and aerosol packaging	275	272
Aerospace	264	236
Reportable segment sales	2,642	2,336
Other	143	137
Net sales	$2,785	$2,473

Comparable operating earnings
Beverage packaging, North and Central America	$113	$123
Beverage packaging, South America	98	58
Beverage packaging, Europe	60	47
Food and aerosol packaging	23	21
Aerospace	25	21
Reportable segment comparable operating earnings	319	270
Reconciling items
Other (a)	(19)	(31)
Business consolidation and other activities	(30)	(55)
Amortization of acquired Rexam intangibles	(44)	(32)
Earnings before interest and taxes	226	152
Interest expense	(73)	(68)
Debt refinancing and other costs	(1)	—
Total interest expense	(74)	(68)
Earnings before taxes	152	84
Tax (provision) benefit	(34)	(22)
Equity in results of affiliates, net of tax	7	8
Net earnings	125	70
Net earnings attributable to noncontrolling interests	—	(2)
Net earnings attributable to Ball Corporation	$125	$68

(a)	Includes undistributed corporate expenses, net, of $22 million and $45 million for the first quarters of 2018 and 2017, respectively.

The company does not disclose total assets by segment as it is not provided to the chief operating decision makers.

4.     Revenue from Contracts with Customers

Disaggregation of Sales

The company disaggregates net sales by reportable segments as disclosed in Note 3, and based on the timing of transfer of control for goods and services as explained below. The transfer of control for goods and services may occur at a point in time or over time; in other words, sales may be recognized over the course of the underlying contract, or they may occur at a single point in time based upon the transfer of control. This distinction is discussed in further detail below. The company determined that disaggregating sales into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of sales and cash flows are affected by economic factors. As noted in the segment information footnote, the company’s business consists of five reportable segments, which encompass

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

disaggregated product lines and geographical areas: (1) beverage packaging, North and Central America; (2) beverage packaging, South America; (3) beverage packaging, Europe; (4) food and aerosol packaging; and (5) aerospace.

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended March 31, 2018
($ in millions)	Point in Time	Over Time	Total

Total net sales	$662	$2,123	$2,785

Contract Balances

The company enters into contracts to sell beverage packaging, food and aerosol packaging, and aerospace products.  The payment terms and conditions in customer contracts vary. Those customers that prepay are represented by the contract liabilities below until the performance obligations are satisfied. Contract assets would exist when sales have been recorded (i.e., control of the goods or services has been transferred to the customer) but customer payment is contingent on a future event beyond the passage of time (i.e., satisfaction of additional performance obligations). The company does not have any contract assets. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contracts	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2017	$45	$—
Increase	7	6
Balance at March 31, 2018	$52	$6

The amounts of sales recognized in the period that were included in the opening contract liabilities balances were $42 million, all of which related to current contract liabilities. Contract liabilities increased by $13 million, which is net of cash received of $55 million and amounts recognized as sales during the period. The difference between the opening and closing balances of the company’s contract liabilities primarily results from the timing difference between the company’s performance and the customer’s payment. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized sales of $4 million from performance obligations satisfied (or partially satisfied) in prior periods. This amount of sales is a result of changes in the transaction price of the company’s contracts with customers.

Contract Costs

The company has determined that there are no material costs that meet the capitalization criteria for costs to obtain or fulfill a contract.

Practical Expedients

For the company’s contracts that have an original duration of one year or less, the company elected the practical expedient applicable to such contracts and has not disclosed the transaction price for the future performance obligations as of the end of each reporting period or when the company expects to recognize sales.

The company has elected the sales tax practical expedient; therefore, sales and other taxes assessed by a governmental authority that are collected concurrent with revenue-producing activities are excluded from the transaction price.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

For shipping and handling activities performed after a customer obtains control of the goods, the company has elected to account for these costs as activities to fulfill the promise to transfer the goods; therefore, these activities are not assessed as separate performance obligations.

The company has also elected the significant financing component practical expedient which allows the company to not assess whether the contract has a significant financing component if, at contract inception, the expectation is that the contract duration is less than one year.

Beverage Packaging and Food and Aerosol Products

Performance Obligations

At contract inception, the company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer goods or services to the customer. The performance obligation may be represented by a good or service (or series of goods or services) that is distinct, or by a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. In each instance, the company treats the promise to transfer the customer goods or services as a single performance obligation.

To identify the performance obligations, the company considers all of the goods or services promised in the contract, regardless of whether they are explicitly stated or are implied by customary business practices.

The company has determined that the following distinct goods and services represent separate performance obligations:

•	Manufacture of food and aerosol containers, which may be generic or unique
•	Manufacture of beverage cans, which may be generic or unique
•	Manufacture of beverage, food, and aerosol lids and ends, which may be generic or unique

Performance obligations for products with no alternative use are recognized over time, when the company has manufactured a unique item and has an enforceable right to payment. Conversely, generic products with alternative use are recognized at a point in time. Contracts may be short-term or long-term, with varying payment terms. Our payment terms vary by the type and location of our customer and the products or services offered. Customers pay in accordance with negotiated terms, which are typically triggered upon ownership transfer. All payment terms are less than one year. For these contracts, the transaction price is determined upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product or service purchased.

Transaction Price Allocated to Remaining Performance Obligations

In the context of the revenue recognition standard, enforceable contracts are those that have an enforceable right to payment, which Ball typically has once a binding forecast or purchase order (or similar evidence) is in place and Ball produces under the contract. Within Ball’s packaging segments, enforceable contracts as defined all have a duration of less than one year. Contracts that have an original duration of less than one year are excluded from the requirement to disclose remaining performance obligations based on the company’s election to use the practical expedient. The nature of the remaining performance obligations within these contracts, as well as the nature of the variability and how it will be resolved, are described in the section below.

Significant Judgments

Timing of Recognition

Within the beverage packaging and food and aerosol segments, performance obligations are recognized both over time and at a point in time. The determination that sales should be recognized at a point in time most often results from the existence of an alternative use for the product. Cans and ends that are not customized prior to delivery are considered to have alternative use and sales are recognized at the point of control transfer. Determining when control transfer occurs requires management to make judgments that affect the timing of when sales are recognized. The new revenue

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

accounting standard provides five indicators that a customer has obtained control of an asset: 1) present right to payment; 2) transfer of legal title; 3) physical possession; 4) significant risks and rewards of ownership; and 5) customer acceptance. The company considers control to have transferred for these products upon shipment or delivery, depending on the legal terms of the contract, because the company has a present right to payment at that time, the customer has legal title to the asset, the company has transferred physical possession of the asset or the customer has significant risks and rewards of ownership of the asset. The company determines that control transfers to a customer as described above and provides a faithful depiction of the transfer of goods.

For performance obligations related to products that are specialized with no alternative use (e.g., specialized sizes or customer-specific materials, or labeled with customer-specific artwork), the company transfers control and records sales over time. The recognition of sales occurs over time as goods are manufactured and Ball has an enforceable right to payment for those goods, which is an output method. Determining a measure of progress requires management to make judgments that impact the timing of when sales are recognized. The company has determined the above provides a faithful depiction of the transfer of goods to the customer. The number of units manufactured that have an enforceable right to payment is the best measure of depicting the company’s performance as control is transferred. The customer obtains value as each unit is produced against a binding contract.

The enforceable right to payment may be explicit or implied in the contract. If the enforceable right to payment is not explicit in the contract, Ball must consider if there is an implied right based on customer relationships or previous business practices and applicable law. Typically, Ball has an enforceable right to payment of costs plus a reasonable margin once a binding forecast or purchase order (or similar evidence) is in place and Ball produces under the contract.

Determining the Transaction Price including Variable Consideration

In making its determination of stand-alone selling price, Ball maximizes its use of observable inputs. Stand-alone selling price is then used to allocate total consideration proportionally to the various performance obligations within a contract.

To estimate variable consideration, we may apply both the “expected value” method and “most likely amount” method based on the form of variable consideration, according to which method would provide the best prediction of consideration to be received from our customers. The expected value method involves a probability-weighted determination of the expected amount, whereas the most likely amount method identifies the single most likely outcome in a range of possible amounts. In certain cases, both methods may be used within a single contract if multiple forms of variable consideration exist. However, once a method has been applied to one form of variable consideration, it is applied consistently throughout the contract term.

The primary types of variable consideration present in the company’s contracts are per-unit price changes, volume discounts and rebates. Once variable consideration has been estimated, it will be constrained if a significant reversal of the cumulative amounts of sales is probable in the context of the contract.

Aerospace

Performance Obligations

At contract inception, the company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer goods or services to the customer. The performance obligation may be represented by a good or service (or a series of goods or services) that is distinct, or by a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer.  In each of these scenarios, the company treats the promise to transfer the customer goods or services as a single performance obligation.

To identify its performance obligations, the company considers all of the goods or services promised in the contract, regardless of whether they are explicitly stated or are implied by customary business practices.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The company has determined that the following distinct goods and services represent separate performance obligations:

•	Manufacture and delivery of distinct spacecraft and/or hardware components;
•	Research reports, for contracts under which such reports are the sole or primary deliverables;
•	Design, add-on, or special studies for contracts under which such studies have stand-alone value or for which a material right exists due to discounted pricing; and
•	Warranty and performance guarantees beyond standard repair/replacement.

Performance obligations with no alternative use are recognized over time, when the company has an enforceable right to payment for efforts completed to-date. Because of sales contract payment schedules, limitations on funding, and contract terms, our sales and accounts receivable generally include amounts that have been earned but not yet billed. Our payment terms vary by the type and location of our customer and the products or services offered. All payment terms are less than one year.

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or revised enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract, and such contract modifications are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to sales (either as an increase or reduction of sales) on a cumulative catch-up basis.

Transaction Price Allocated to Remaining Performance Obligations

The table below discloses: (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts with an original duration of greater than one year and (2) when the company expects to record sales on these multi-year contracts.

($ in millions)	Rolling Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of March 31, 2018	$862	$777	$1,639

The contracts with original durations of less than one year, which are excluded from the table above based on the company’s election of the practical expedient, are primarily related to contracts where control will be fully transferred to the customers in less than one year. The nature of the remaining performance obligations within these contracts, as well as the nature of the variability and how it will be resolved, are described in the section below.

Significant Judgments

Timing of Recognition

Within the aerospace segment, performance obligations are recognized over time. Aerospace contracts involve specialized and unique products that are tailored to the specific needs of the customer, such as a spacecraft or other hardware conforming to the specifications required by the customer, and as such, no alternative use exists. When there is an enforceable right to payment at cost plus reasonable margin for performance completed to-date, the sales are recorded over time as the goods are manufactured or services are performed. Determining a measure of progress requires management to make judgments that affect the timing of recording sales. Sales under long-term contracts in the aerospace segment are primarily recognized using percentage-of-completion under the cost-to-cost method of accounting, which is an input method. Under this method, the extent of progress towards completion is measured based on the ratio of costs incurred to date versus the total estimated costs upon completion of the performance obligation. The cost-to-cost method best depicts the transfer of assets to the customer as we incur costs on our contracts. The two primary types of long-term sales contracts utilized are cost-type contracts, which are agreements to perform for cost plus

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

an agreed-upon profit component, and fixed price sales contracts, which are completed for a fixed price. Cost-type sales contracts can have different types of fee arrangements, including fixed-fee, cost, milestone and performance incentive fees, award fees or a combination thereof. At the inception of contract performance, we estimate sales associated with base, incentive and other fees exclusive of any constraint. In other words, we estimate sales to the extent that it is not probable a significant reversal would occur over the period of contract performance. The company has determined that the above provides a faithful depiction of the transfer of goods to the customer, and is the best measure of depicting the company’s performance as control is transferred to customers.

Determining the Transaction Price including Variable Consideration

Due to the unique and customized nature of deliverables within aerospace contracts, a readily observable selling price for a similar good is not typically available; therefore, in making its determination of stand-alone selling price, the company generally applies the “expected cost plus a margin” approach (whereby the transaction price is allocated based on the relative amount of costs plus an appropriate margin). Use of the expected cost plus a margin approach requires Ball to determine the expected costs for each performance obligation, as well as an appropriate margin (i.e., cost to cost percentage of completion). The calculation is made at contract inception to determine the allocation of consideration.

Uncertainty as to the total amount that will be paid by the customer (such as the exact amount of costs that will be incurred and fees that will be earned by Ball Aerospace to satisfy the contractual requirements) gives rise to variable consideration. To estimate variable consideration, we typically apply the “most likely amount” method or the “expected value” method depending on the nature of the variable consideration. The most likely amount method identifies the single most likely outcome in a range of possible amounts, while the expected value method involves a probability-weighted determination of the expected amount. The most likely amount method is used primarily when the possible outcomes are binary (i.e., either the cost/fee will be incurred or it will not). In certain cases, both methods may be used within a single contract if multiple forms of variable consideration exist. However, once a method has been applied to one form of variable consideration, it is applied consistently throughout the contract term.

The primary types of variable consideration present in the company’s contracts are cost reimbursements, performance award fees, incremental funding and finalization of government rates. These types of arrangements are most commonly (though not exclusively) estimated based on the “most likely” method. Once variable consideration has been estimated, it will be constrained if a significant reversal of the cumulative amount of sales is probable in the context of the contract.

5.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2018	2017

Beverage packaging, North and Central America	$(3)	$(4)
Beverage packaging, South America	—	3
Beverage packaging, Europe	(10)	(3)
Food and aerosol packaging	—	10
Other	(17)	(61)
	$(30)	$(55)

2018

Beverage Packaging, North and Central America

During the first quarter of 2018, the company recorded income of $5 million for revised estimates of charges recorded in prior periods in connection with the previously announced closures of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The Birmingham and Longview plants are expected to cease production by the end of the second quarter of 2018, and the Chatsworth plant is expected to cease production by the end of the third quarter of 2018. The majority of the charges are expected to be paid prior to the plants ceasing production.

During the first quarter of 2018, the company recorded charges of $2 million related to the closure of its Reidsville, North Carolina, plant, which ceased production in 2017.

Other charges in the first quarter included $6 million for individually insignificant activities.

Beverage Packaging, Europe

During the first quarter of 2018, the company recorded charges of $4 million for employee severance and benefits and $6 million for facility shutdown costs and other costs in connection with the closure of its Recklinghausen, Germany, plant which ceased production during the third quarter of 2017. The majority of the closure costs are expected to be paid by the end of 2018.

Corporate and Other

During the first quarter of 2018, the company recorded expense of $11 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.

Other charges in the first quarter included $6 million for individually insignificant activities.

2017

Beverage Packaging, North and Central America

During the first quarter of 2017, the company recorded charges of $3 million for employee severance and accelerated depreciation related to the closure of its Reidsville, North Carolina, plant.

Other charges in the first quarter included $1 million for individually insignificant activities.

Beverage Packaging, South America

Income in the first quarter of 2017 included $3 million for individually insignificant activities.

Beverage Packaging, Europe

During the first quarter of 2017, the company recorded charges of $2 million for professional services and other costs associated with the acquisition of Rexam.

Other charges in the first nine months of 2017 included $1 million for individually insignificant activities.

Food and Aerosol Packaging

During the first quarter of 2017, the company recorded charges of $3 million for facility shutdown costs and accelerated depreciation for the closure of its Weirton, West Virginia, plant, which ceased production during the first quarter of 2017.

During the first quarter of 2017, the company sold its food and aerosol packaging paint and general line can plant in Hubbard, Ohio, and recorded a gain on sale of $15 million.

Other charges in the first quarter included $2 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Corporate and Other

During the first quarter of 2017, the company recorded the following amounts:

•

Expense of $27 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer of the businesses divested (Divestment Business) in connection with the 2016 Rexam acquisition.

•	A $14 million reduction in the gain recognized in connection with the sale of the Ball portion of the Divestment Business.
•	Expense of $9 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	Expense of $5 million for professional services and other costs associated with the acquisition of Rexam.
•	Expense of $6 million for individually insignificant activities.

Following is a summary by segment for the restructuring liabilities recorded in connection with business consolidation activities:

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, Europe	Food & Aerosol Packaging	Total

Balance at December 31, 2017	$26	$41	$1	$68
Charges in earnings	(5)	10	—	5
Cash payments and other activity	(1)	(33)	(1)	(35)
Balance at March 31, 2018	$20	$18	$—	$38

6.Cash, Cash Equivalents and Restricted Cash

	March 31,
($ in millions)	2018	2017

Beginning of period:
Cash and cash equivalents	$448	$597
Current restricted cash (included in other current assets)	10	9
Noncurrent restricted cash (included in other assets)	1	1
Total cash, cash equivalents and restricted cash	$459	$607

End of period:
Cash and cash equivalents	$477	$458
Current restricted cash (included in other current assets)	8	6
Noncurrent restricted cash (included in other assets)	1	1
Total cash, cash equivalents and restricted cash	$486	$465

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers not yet remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to $97 million at March 31, 2018 and $124 million at December 31, 2017.

In connection with the sale of a business in connection with the June 2016 acquisition of Rexam, the company provided indemnifications for uncertain tax positions associated with the business. During the first quarter of 2018, the company made payments of $45 million in relation to these liabilities and reported them within investing activities in the unaudited condensed consolidated statement of cash flows.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

7.     Receivables

	March 31,	December 31,
($ in millions)	2018	2017

Trade accounts receivable	$1,332	$1,206
Unbilled receivables	429	147
Less allowance for doubtful accounts	(10)	(10)
Net trade accounts receivable	1,751	1,343
Other receivables	339	291
	$2,090	$1,634

Unbilled receivables at March 31, 2018, include the effect of adopting new revenue recognition accounting guidance as of January 1, 2018. Further details of the new guidance and its adoption are included in Notes 2 and 4.

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $800 million at March 31, 2018. A total of $211 million and $439 million were available for sale under these programs as of March 31, 2018, and December 31, 2017, respectively.

8.     Inventories

	March 31,	December 31,
($ in millions)	2018	2017

Raw materials and supplies	$719	$691
Work-in-process and finished goods	794	902
Less inventory reserves	(66)	(67)
	$1,447	$1,526

Finished goods at March 31, 2018, include the effect of adopting new revenue recognition accounting guidance as of January 1, 2018. Further details of the new guidance and its adoption are included in Notes 2 and 4.

9.     Property, Plant and Equipment

	March 31,	December 31,
($ in millions)	2018	2017

Land	$174	$172
Buildings	1,391	1,390
Machinery and equipment	5,378	5,282
Construction-in-progress	666	542
	7,609	7,386
Accumulated depreciation	(2,882)	(2,776)
	$4,727	$4,610

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $125 million and $107 million for the three months ended March 31, 2018 and 2017, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Food & Aerosol Packaging	Aerospace	Other	Total

Balance at December 31, 2017	$1,275	$1,299	$1,531	$609	$40	$179	$4,933
Effects of currency exchange	—	—	33	4	—	—	37
Balance at March 31, 2018	$1,275	$1,299	$1,564	$613	$40	$179	$4,970

The company’s annual goodwill impairment test completed in the fourth quarter of 2017 indicated the fair value of the beverage packaging, Asia (Beverage Asia), reporting unit exceeded its carrying amount by approximately 24 percent. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia reporting unit. If it becomes an expectation that this oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Asia reporting unit, the total balance of which was $78 million at March 31, 2018.

11.    Intangible Assets, Net

	March 31,	December 31,
($ in millions)	2018	2017

Acquired Rexam intangibles (net of accumulated amortization of $284 million at March 31, 2018, and $246 million at December 31, 2017)	$2,286	$2,303
Capitalized software (net of accumulated amortization of $134 million at March 31, 2018, and $129 million at December 31, 2017)	82	84
Other intangibles (net of accumulated amortization of $173 million at March 31, 2018, and $163 million at December 31, 2017)	64	75
	$2,432	$2,462

Total amortization expense of intangible assets amounted to $55 million and $41 million for the three months ended March 31, 2018 and 2017, respectively.

12.    Other Assets

	March 31,	December 31,
($ in millions)	2018	2017

Long-term deferred tax assets	$316	$325
Long-term pension assets	532	504
Investments in affiliates	281	274
Company and trust-owned life insurance	168	160
Other	145	143
	$1,442	$1,406

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.    Debt and Interest Costs

Long-term debt consisted of the following:

	March 31,	December 31,
($ in millions)	2018	2017

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	863	840
5.00% due March 2022	750	750
4.875% due March 2026	750	—
3.50%, euro denominated, due December 2020	493	480
Senior Credit Facilities, due March 2021 (at variable rates)
Term A loan, due June 2021	998	1,313
Multi-currency, U.S. dollar revolver, due March 2021	330	285
Other (including debt issuance costs)	(44)	(37)
	7,140	6,631
Less: Current portion of long-term debt	(9)	(113)
	$7,131	$6,518

The senior credit facilities include long-term, multi-currency committed revolving credit facilities that provide the company with up to the U.S. dollar equivalent of $1.5 billion. At March 31, 2018, taking into account outstanding letters of credit, approximately $1.1 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $880 million of short-term uncommitted credit facilities available at March 31, 2018, of which $328 million was outstanding and due on demand. At December 31, 2017, the company had $340 million outstanding under short-term uncommitted credit facilities.

In March 2018, Ball issued $750 million of 4.875 percent senior notes and used the proceeds to repay $315 million of its Term A loan and outstanding multi-currency revolver and short-term credit facility borrowings.

The fair value of long-term debt was estimated to be $7.4 billion at March 31, 2018, and $7.0 billion at December 31, 2017. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding were $33 million at March 31, 2018, and $33 million at December 31, 2017.

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of these notes and credit facilities, are coterminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. Note 21 includes further details about the company’s debt guarantees and Note 22 contains further details, as well as required unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the debt agreements.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a net leverage ratio (as defined) of no greater than 4.25 times at March 31, 2018. The company was in compliance with all loan agreements and debt covenants at March 31, 2018, and December 31, 2017, and has met all debt payment obligations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.    Taxes on Income

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the Act) was signed into law. In the fourth quarter of 2017, the company recorded tax expense of $83 million for the estimated impact of the mandatory deemed repatriation of its foreign earnings and revaluation of its U.S. deferred tax assets and liabilities. The company’s review of the implications of the Act will be ongoing throughout 2018, and as such, adjustments to any of the previously recorded provisional estimates of the Act’s impact may be required. These provisional estimates recorded are as follows:

•

Reduction of U.S. federal corporate tax rate: The company recorded a provisional increase to tax expense of $52 million in 2017 for the estimated impact of revaluing its net deferred tax asset position in the U.S. at the new 21 percent corporate tax rate. While this remains a reasonable estimate, it may be impacted by other analyses related to the Act, including the calculation of the transition tax;

•

Transition tax: The company recorded a provisional increase to tax expense of $31 million in 2017 to reflect the impact of the tax on accumulated untaxed earnings and profits (E&P) of certain foreign affiliates. To determine the amount of the transition tax, the amount of the post-1986 E&P and the amount of non-U.S. income taxes paid on such earnings must be calculated for all relevant foreign affiliates. While this estimated impact is reasonable, additional information is being gathered and analyzed in order to more precisely calculate the final impact of the transition tax;

•

Valuation allowances: The company must assess the impact of the various aspects of the Act on its valuation allowance analyses, including the transition tax. As the company has recorded provisional estimates in 2017 with respect to certain aspects of the Act, any corresponding impacts from changes in valuation allowances are also provisional estimates; and

•

Cost recovery: The company made a provisional estimate in 2017 of the impact on its current tax expense and deferred tax liabilities associated with the new immediate expensing provisions for certain qualifying expenditures made after September 27, 2017. This estimate will be refined as the necessary computations are completed with respect to the full inventory of all qualifying 2017 expenditures.

•

Global intangible low-tax income (GILTI): The company has included a provisional estimate in the first quarter of 2018 to increase its annual effective tax rate for the current year impact of the new tax on GILTI.  Any subsequent adjustments to this provisional estimate will be reflected on a current basis when determined.

The company is continuing to evaluate the accounting policy election for GILTI and base erosion anti-abuse tax (BEAT) of either (1) treating taxes due for GILTI or BEAT as a current-period expense when incurred or (2) factoring such amounts into the company’s measurement of its deferred taxes. The selection of an accounting policy will depend on additional detailed analysis of the company’s global income and other tax attributes to determine the potential impact, if any, of these provisions.

With the introduction of a modified territorial tax system in the Act, the company is continuing the review of its previously stated intent to indefinitely reinvest the undistributed earnings of certain of its foreign subsidiaries. As the company does not believe a reasonable estimate of the impact of the Act on its indefinite reinvestment assertion can currently be determined, no provisional estimate has been recorded as allowed by applicable accounting standards. When either a reasonable estimate or the final determination becomes available, the impact will be recorded in the corresponding reporting period, no later than December 2018.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, the company made reasonable estimates of the various effects and recorded provisional amounts in the financial statements for the three months ended March 31, 2018 and the year ended December 31, 2017. As the company collects and prepares necessary data, and continues to interpret the Act based on any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, adjustments may be required to the provisional amounts that could materially affect the company’s financial position and results of operations as well as its effective tax rate in the period in which the required adjustments are made. In all cases, the analysis will be completed and any required adjustments will be recorded no later than December 2018.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.    Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2018	2017

Underfunded defined benefit pension liabilities	$957	$945
Less: Current portion	(23)	(27)
Long-term defined benefit pension liabilities	934	918
Long-term retiree medical liabilities	198	196
Deferred compensation plans	275	275
Other	77	74
	$1,484	$1,463

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended March 31,
	2018			2017
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$13	$4	$17	$12	$4	$16
Interest cost	24	18	42	33	22	55
Expected return on plan assets	(27)	(27)	(54)	(33)	(26)	(59)
Recognized net actuarial loss	10	1	11	9	1	10
Net periodic benefit cost for Ball sponsored plans	20	(4)	16	21	1	22
Net periodic benefit cost for multi-employer plans	—	—	—	1	—	1
Total net periodic benefit cost	$20	$(4)	$16	$22	$1	$23

Non-service pension income totaling $1 million for the three months ended March 31, 2018, are included in SG&A expenses. Non-service pension costs totaling $6 million for the three months ended March 31, 2017, are included in cost of sales and SG&A and were not retrospectively adjusted due to immateriality.

Contributions to the company’s defined benefit pension plans, not including unfunded German, Swedish and certain U.S. plans, were $3 million in the first three months of 2018 compared to $8 million in the first three months of 2017 and are expected to be in the range of $45 million for the full year of 2018. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German, Swedish and certain U.S. plans were $5  million in the first three months of 2018 compared to $6 million in the first three months of 2017 and are expected to be in the range of $21 million for the full year of 2018.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.    Shareholders’ Equity and Comprehensive Earnings

In April 2017, the company’s board of directors declared a two-for-one split of Ball Corporation’s common stock, which was effective as of May 16, 2017.

In August 2017, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings, and the company received 2.5 million shares.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2017	$(307)	$(362)	$13	$(656)
Other comprehensive earnings (loss) before reclassifications	14	5	(57)	(38)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	7	14	21
Balance at March 31, 2018	$(293)	$(350)	$(30)	$(673)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2018	2017

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(3)	$(3)
Commodity contracts recorded in cost of sales	10	8
Currency exchange contracts recorded in business consolidation and other activities	—	3
Cross-currency swaps recorded in selling, general and administrative	(29)	(17)
Cross-currency swaps recorded in interest expense	3	—
Total before tax effect	(19)	(9)
Tax benefit (expense) on amounts reclassified into earnings	5	(15)
Recognized gain (loss)	$(14)	$(24)

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	(9)	(9)
Total before tax effect	(9)	(9)
Tax benefit (expense) on amounts reclassified into earnings	2	3
Recognized gain (loss)	$(7)	$(6)

(a)	The pension components are included in the computation of net periodic benefit cost included in Note 15.

17.    Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In general, options and

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. There were 2.1 million stock options granted in January 2018. These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in January 2018 and January 2017 have estimated weighted average fair values at the date of grant of $9.07 per share and $8.54 per share, respectively (reflects the two-for-one stock split effective May 16, 2017). The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance the value realized by an employee will approximate the value estimated. The fair values were estimated using the following weighted average assumptions:

	January 2018		January 2017

Expected dividend yield	1.03%		0.68%
Expected stock price volatility	21.98%		20.49%
Risk-free interest rate	2.47%		2.07%
Expected life of options (in years)	6.10	years	5.94	years

During the first quarter of 2018 and 2017, the company’s board of directors granted 261,174 and 237,452 performance-contingent restricted stock units (PCEQs) (on a post-stock split basis), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date is based on the company’s growth in economic value added (EVA®) dollars in excess of the EVA® dollars generated in the calendar year prior to the grant as the minimum threshold, and can range from zero to 200 percent of each participant’s assigned PCEQ award. If the minimum performance goals are not met, the PCEQ will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly and annual basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

Also during the first quarter of 2017, the company’s board of directors granted 1.1 million performance-contingent restricted stock units (on a post-stock split basis) to employees related to the Special Acquisition-Related Incentive Plan. The number of shares issued at the vesting date in January 2020 will be based on the company’s achievement of cumulative EVA® and Cash Flow performance goals through the vesting date and can range from zero to 200 percent of each participant’s assigned award. If the minimum performance goals are not met, the awards will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

18.    Earnings and Dividends Per Share

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2018	2017

Net earnings attributable to Ball Corporation	$125	$68

Basic weighted average common shares (a)	350,215	350,048
Effect of dilutive securities (a)	7,337	7,886
Weighted average shares applicable to diluted earnings per share (a)	357,552	357,934

Per basic share (a)	$0.36	$0.19
Per diluted share (a)	$0.35	$0.19

(a)	Amounts in 2017 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 5 million for the first quarter of 2018 and 4 million for the first quarter of 2017.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The company declared and paid dividends of $0.10 per share in the first quarter of 2018 and $0.065 per share (on a post-stock split basis) in the first quarter of 2017.

19.    Financial Instruments and Risk Management

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

Commodity Price Risk

Aluminum

The company manages commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, the company enters into container sales contracts that include aluminum ingot-based pricing terms that generally reflect the same price fluctuations under commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass through aluminum ingot component pricing. Second, the company uses certain derivative instruments, including option and forward contracts as economic and cash flow hedges of commodity price risk where there are material differences between sales and purchase contracted pricing and volume.

At March 31, 2018, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $844 million, of which $822 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that will occur within the next two years. Included in shareholders’ equity at March 31, 2018, within accumulated other comprehensive earnings (loss), is a net after-tax gain of $10 million associated with these contracts. A net after-tax gain of $14 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. At March 31, 2018, the company had outstanding interest rate swap and option contracts with notional amounts of approximately $1.3 billion paying fixed rates expiring within the next two years.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in its global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At March 31, 2018, the company had outstanding exchange rate forward and option contracts with notional amounts totaling approximately $2.2 billion. Approximately $3 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at March 31, 2018, all of which is expected to be recognized in the unaudited condensed consolidated statement of earnings during the next 12 months. The contracts outstanding at March 31, 2018 expire within the next year.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk associated with foreign currency denominated intercompany debt incurred in 2016. Approximately $43 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at March 31, 2018, of which the amount expected to be recognized during the next 12 months is dependent upon changes in currency exchange rates. As of March 31, 2018, the fair value of the cross-currency swap was a $164 million loss. The contract expires within the next three years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through March 2019 and that have a combined notional value of 2.7 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price has an insignificant impact on pretax earnings, net of the impact of related derivatives. As of March 31, 2018, the fair value of the swap was a $2 million loss.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of March 31, 2018, and December 31, 2017, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $20 million and $27 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of March 31, 2018, and December 31, 2017, and presented those values in the tables below. The company’s

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2018			December 31, 2017
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$30	$5	$35	$46	$3	$49
Foreign currency contracts	3	6	9	5	10	15
Total current derivative contracts	$33	$11	$44	$51	$13	$64

Commodity contracts	$1	$—	$1	$6	$—	$6
Total noncurrent derivative contracts	$1	$—	$1	$6	$—	$6

Liabilities:
Commodity contracts	$15	$4	$19	$4	$4	$8
Foreign currency contracts	1	12	13	—	21	21
Interest rate and other contracts	—	2	2	—	2	2
Total current derivative contracts	$16	$18	$34	$4	$27	$31

Commodity contracts	$5	$—	$5	$—	$—	$—
Foreign currency contracts	1	—	1	—	—	—
Interest rate and other contracts	164	—	164	117	3	120
Total noncurrent derivative contracts	$170	$—	$170	$117	$3	$120

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using a12-month LIBOR rate as the discount factor. Ball performs validations of its internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. Additionally, the company evaluates counterparty creditworthiness and, as of March 31, 2018, has not identified any circumstances requiring the reported values of its financial instruments to be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended March 31,
		2018		2017
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(3)	$1	$(3)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	10	—	8	—
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	—	(11)	—	(15)
Foreign currency contracts - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	—	3	—
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	(29)	—	(17)	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	3	—	—	—
Equity contracts	Selling, general and administrative	—	4	—	(2)
Total		$(19)	$(6)	$(9)	$(17)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended March 31,
($ in millions)	2018	2017

Amounts reclassified into earnings:
Commodity contracts	$(7)	$(5)
Cross-currency swap contracts	26	17
Currency exchange contracts	—	(3)
Change in fair value of cash flow hedges:
Commodity contracts	(30)	51
Cross-currency swap contracts	(39)	(12)
Currency exchange contracts	(1)	3
Foreign currency and tax impacts	8	6
	$(43)	$57

20.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, we have received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $37 million in the aggregate and have been included in other current liabilities and other noncurrent liabilities at March 31, 2018.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

A former Rexam Personal Care site in Annecy, France, was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place in 2006. The business operating from the site was sold to Albea in 2013 and in turn to French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during the first quarter of 2015. As part of the site closure regulatory requirements, a new regulatory permit (Prefectoral Order) was issued in June 2016, which includes requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A new management plan will be proposed to the French Environmental Authorities (DREAL) during 2018. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company’s operations in Brazil are involved in various governmental assessments, principally related to claims for taxes on the internal transfer of inventory, gross sales taxes and indirect tax incentives. The company does not believe that the ultimate resolution of these matters will materially impact the company’s results of operations, financial position or cash flows. Under customary local regulations, the company’s Brazilian subsidiaries may need to post cash or other collateral if the process to challenge any administrative assessment proceeds to the Brazilian court system; however, the

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

level of any potential cash or collateral required would not significantly impact the liquidity of those subsidiaries or Ball Corporation.

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

Other than the indemnifications provided in connection with the sale of the Divestment Business, the company has not recorded any material liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably estimable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third-party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

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

22.    Subsidiary Guarantees of Debt

The following unaudited condensed consolidating financial information is presented in accordance with SEC Regulations S‑X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the presentation of unaudited condensed consolidating financial information, the subsidiaries of the company providing the guarantees are referred to as the guarantor subsidiaries, and subsidiaries of the company other than the guarantor subsidiaries are referred to as the non-guarantor subsidiaries. The eliminating adjustments substantively consist of intercompany transactions and the elimination of equity investments and earnings of subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required under SEC regulations.

The company’s senior notes are guaranteed on a full and unconditional guarantee joint and several basis by certain domestic subsidiaries of the company. Each of the guarantor subsidiaries is 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2018, and December 31, 2017, and for the first quarter of 2018 and 2017. The information for the three months ended March 31, 2017, has been retrospectively adjusted to reflect the addition of three new subsidiary guarantors of the company’s debt obligations in March 2018. The unaudited condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Three Months Ended March 31, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,535	$1,432	$(182)	$2,785

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,306)	(1,113)	182	(2,237)
Depreciation and amortization	(1)	(52)	(127)	—	(180)
Selling, general and administrative	(34)	(41)	(37)	—	(112)
Business consolidation and other activities	(13)	(6)	(11)	—	(30)
Equity in results of subsidiaries	162	34	5	(201)	—
Intercompany	82	(42)	(40)	—	—
	196	(1,413)	(1,323)	(19)	(2,559)

Earnings (loss) before interest and taxes	196	122	109	(201)	226
Interest expense	(76)	3	—	—	(73)
Debt refinancing and other costs	(1)	—	—	—	(1)
Total interest expense	(77)	3	—	—	(74)
Earnings (loss) before taxes	119	125	109	(201)	152
Tax (provision) benefit	6	(17)	(23)	—	(34)
Equity in results of affiliates, net of tax	—	3	4	—	7
Net earnings	125	111	90	(201)	125
Less net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Ball Corporation	$125	$111	$90	$(201)	$125

Comprehensive earnings (loss) attributable to Ball Corporation	$108	$108	$89	$(197)	$108

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Three Months Ended March 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,287	$1,203	$(17)	$2,473

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,062)	(930)	17	(1,975)
Depreciation and amortization	(2)	(47)	(99)	—	(148)
Selling, general and administrative	(45)	(48)	(50)	—	(143)
Business consolidation and other activities	(51)	6	(10)	—	(55)
Equity in results of subsidiaries	123	7	(7)	(123)	—
Intercompany	81	(41)	(40)	—	—
	106	(1,185)	(1,136)	(106)	(2,321)

Earnings (loss) before interest and taxes	106	102	67	(123)	152
Interest expense	(65)	1	(4)	—	(68)
Debt refinancing and other costs	—	—	—	—	—
Total interest expense	(65)	1	(4)	—	(68)
Earnings (loss) before taxes	41	103	63	(123)	84
Tax (provision) benefit	27	(40)	(9)	—	(22)
Equity in results of affiliates, net of tax	—	3	5	—	8
Net earnings	68	66	59	(123)	70
Less net earnings attributable to noncontrolling interests	—	—	(2)	—	(2)
Net earnings attributable to Ball Corporation	$68	$66	$57	$(123)	$68

Comprehensive earnings (loss) attributable to Ball Corporation	$196	$169	$142	$(311)	$196

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	March 31, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$—	$—	$477	$—	$477
Receivables, net	4	489	1,597	—	2,090
Intercompany receivables	67	501	167	(735)	—
Inventories, net	—	722	725	—	1,447
Other current assets	15	49	82	—	146
Total current assets	86	1,761	3,048	(735)	4,160
Noncurrent assets
Property, plant and equipment, net	23	1,439	3,265	—	4,727
Investment in subsidiaries	8,837	3,945	397	(13,179)	—
Goodwill	—	1,545	3,425	—	4,970
Intangible assets, net	15	458	1,959	—	2,432
Other assets	191	292	959	—	1,442
Total assets	$9,152	$9,440	$13,053	$(13,914)	$17,731

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$157	$—	$180	$—	$337
Accounts payable	18	1,002	1,802	—	2,822
Intercompany payables	(100)	120	715	(735)	—
Accrued employee costs	18	115	88	—	221
Other current liabilities	124	126	275	—	525
Total current liabilities	217	1,363	3,060	(735)	3,905
Noncurrent liabilities
Long-term debt	7,118	1	12	—	7,131
Employee benefit obligations	329	827	328	—	1,484
Intercompany long-term notes	(2,622)	864	1,758	—	—
Deferred taxes	(109)	107	692	—	690
Other liabilities	186	48	149	—	383
Total liabilities	5,119	3,210	5,999	(735)	13,593

Common stock	1,100	2,463	4,286	(6,749)	1,100
Preferred stock	—	—	5	(5)	—
Retained earnings	5,114	4,345	2,939	(7,284)	5,114
Accumulated other comprehensive earnings (loss)	(673)	(578)	(281)	859	(673)
Treasury stock, at cost	(1,508)	—	—	—	(1,508)
Total Ball Corporation shareholders' equity	4,033	6,230	6,949	(13,179)	4,033
Noncontrolling interests	—	—	105	—	105
Total shareholders' equity	4,033	6,230	7,054	(13,179)	4,138
Total liabilities and shareholders' equity	$9,152	$9,440	$13,053	$(13,914)	$17,731

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	December 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$443	$—	$448
Receivables, net	3	260	1,371	—	1,634
Intercompany receivables	39	1,285	102	(1,426)	—
Inventories, net	—	673	853	—	1,526
Other current assets	9	52	89	—	150
Total current assets	56	2,270	2,858	(1,426)	3,758
Noncurrent assets
Property, plant and equipment, net	20	1,364	3,226	—	4,610
Investment in subsidiaries	8,639	3,885	389	(12,913)	—
Goodwill	—	1,545	3,388	—	4,933
Intangible assets, net	15	470	1,977	—	2,462
Other assets	185	282	939	—	1,406
Total assets	$8,915	$9,816	$12,777	$(14,339)	$17,169

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$351	$—	$102	$—	$453
Accounts payable	14	1,084	1,664	—	2,762
Intercompany payables	705	82	639	(1,426)	—
Accrued employee costs	28	182	142	—	352
Other current liabilities	170	111	259	—	540
Total current liabilities	1,268	1,459	2,806	(1,426)	4,107
Noncurrent liabilities
Long-term debt	6,504	—	14	—	6,518
Employee benefit obligations	333	811	319	—	1,463
Intercompany long-term notes	(3,172)	1,305	1,867	—	—
Deferred taxes	(109)	107	697	—	695
Other liabilities	150	50	140	—	340
Total liabilities	4,974	3,732	5,843	(1,426)	13,123

Common stock	1,084	2,463	4,286	(6,749)	1,084
Preferred stock	—	—	5	(5)	—
Retained earnings	4,987	4,196	2,818	(7,014)	4,987
Accumulated other comprehensive earnings (loss)	(656)	(575)	(280)	855	(656)
Treasury stock, at cost	(1,474)	—	—	—	(1,474)
Total Ball Corporation shareholders' equity	3,941	6,084	6,829	(12,913)	3,941
Noncontrolling interests	—	—	105	—	105
Total shareholders' equity	3,941	6,084	6,934	(12,913)	4,046
Total liabilities and shareholders' equity	$8,915	$9,816	$12,777	$(14,339)	$17,169

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$21	$(226)	$131	$(74)

Cash flows from investing activities
Capital expenditures	(3)	(155)	(84)	(242)
Business dispositions, net of cash sold	(45)	—	—	(45)
Other, net	(2)	2	3	3
Cash provided by (used in) investing activities	(50)	(153)	(81)	(284)

Cash flows from financing activities
Long-term borrowings	1,160	1	1	1,162
Repayments of long-term borrowings	(680)	(1)	(2)	(683)
Net change in short-term borrowings	(89)	—	75	(14)
Proceeds from issuances of common stock, net of shares used for taxes	—	—	—	—
Acquisitions of treasury stock	(35)	—	—	(35)
Common stock dividends	(35)	—	—	(35)
Intercompany	(287)	379	(92)	—
Other, net	(10)	—	(1)	(11)
Cash provided by (used in) financing activities	24	379	(19)	384

Effect of exchange rate changes on cash	—	—	1	1

Change in cash, cash equivalents and restricted cash	(5)	—	32	27
Cash, cash equivalents and restricted cash – beginning of period	5	—	454	459
Cash, cash equivalents and restricted cash – end of period	$—	$—	$486	$486

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$7	$(182)	$(226)	$(401)

Cash flows from investing activities
Capital expenditures	(4)	(82)	(39)	(125)
Business dispositions, net of cash sold	—	31	—	31
Other, net	2	13	(12)	3
Cash provided by (used in) investing activities	(2)	(38)	(51)	(91)

Cash flows from financing activities
Long-term borrowings	185	—	—	185
Repayments of long-term borrowings	(48)	—	(2)	(50)
Net change in short-term borrowings	116	1	156	273
Proceeds from issuances of common stock, net of shares used for taxes	(1)	—	—	(1)
Acquisitions of treasury stock	(3)	—	—	(3)
Common stock dividends	(23)	—	—	(23)
Intercompany	(229)	232	(3)	—
Other, net	—	(1)	—	(1)
Cash provided by (used in) financing activities	(3)	232	151	380

Effect of exchange rate changes on cash	1	—	(31)	(30)

Change in cash, cash equivalents and restricted cash	3	12	(157)	(142)
Cash, cash equivalents and restricted cash – beginning of period	2	(11)	616	607
Cash, cash equivalents and restricted cash – end of period	$5	$1	$459	$465

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

OVERVIEW

Business Overview and Industry Trends

Ball Corporation is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. Our packaging products are produced for a variety of end uses, are manufactured in facilities around the world and are competitive with other substrates, such as plastics and glass. In the rigid packaging industry, sales and earnings can be increased by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. We also provide aerospace and other technologies and services to governmental and commercial customers, including national defense hardware, antenna and video tactical solutions, civil and operational space hardware and system engineering services.

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

The majority of the aerospace business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for various U.S. government agencies. Intense competition and long operating cycles are key characteristics of the company’s aerospace and defense industry where it is common for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to a competitor, become a subcontractor for the ultimate prime contracting company.

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

•

Aligning ourselves with the right customers and markets by investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent approximately 40 percent of our global beverage packaging mix; aligning with craft brewers, sparkling water fillers, wine producers and other new beverage producers who continue to use beverage containers to grow their business;

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

These ongoing business developments and the successful acquisition of Rexam in 2016 help us stay close to our customers while expanding and/or sustaining our industry positions and global reach with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF CONSOLIDATED OPERATIONS

Management’s discussion and analysis for the results of operations on a consolidated and segment basis include a quantification of factors that had a material impact. Other factors that did not have a material impact, but that are significant to understand the results, are qualitatively described.

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2018	2017

Net sales	$2,785	$2,473
Net earnings attributable to Ball Corporation	125	68
Net earnings attributable to Ball Corporation as a % of consolidated net sales	4%	3%

Sales in the first quarter of 2018 were higher compared to the same period in 2017 primarily as a result of increased sales volumes for our South America and Europe segments, favorable product mix for our South America segment and increased sales in the aerospace segment. Net earnings for the first quarter of 2018 were higher compared to the same period in 2017 primarily due to increased earnings related to higher sales volumes in the South America segment, lower corporate costs and $25 million lower business consolidation and other activities, partially offset by higher depreciation and amortization and higher tax expense.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,237 million in the first quarter of 2018 compared to $1,975 million for the same period in 2017. These amounts represented 80 percent of consolidated net sales for the first quarter of both 2018 and 2017.

Depreciation and Amortization

Depreciation and amortization expense was $180 million in the first quarter of 2018 compared to $148 million for the same period in 2017, which represented 6 percent of consolidated net sales in the first quarters of both years. In the second quarter of 2017, the company finalized the fair values of the assets acquired in the Rexam acquisition resulting in higher depreciation and amortization.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $112 million in the first quarter of 2018 compared to $143 million for the same period in 2017. These amounts represented 4 percent of consolidated net sales for the first quarter of 2018 and 6 percent for the same period in 2017. Contributing to the lower SG&A expenses in 2018 were reduced employee compensation plan costs, favorable currency exchange rate effects and lower costs due to office closures and other cost-out initiatives implemented by the company in relation to the acquired Rexam business.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $30 million in the first quarter of 2018 compared to $55 million for the same period in 2017. These amounts represented 1 percent of consolidated net sales for the first quarter of 2018 and 2 percent for the same period in 2017.

The year-over-year decrease in business consolidation and other activities in the first quarter of 2018, compared to the same period in 2017, was primarily due to 2017 including $27 million of adjustments to the estimated amount of claims covered by the indemnifications for certain tax matters provided to the buyer of a business divested in connection with the Rexam acquisition.

Interest Expense

Total interest expense was $74 million in the first quarter of 2018 compared to $68 million for the same period in 2017. Interest expense, excluding debt refinancing and other costs, as a percentage of average monthly borrowings was 4 percent for the first quarter of both 2018 and 2017.

Income Taxes

The effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year. The effective income tax rate for the first quarter of 2018 was 22.4 percent compared to 26.2 percent for the same period in 2017. The reduction of 3.8 percentage points in 2018 was primarily due to the lower U.S. federal tax rate as a result of the U.S. Tax Cuts and Jobs Act enacted in December 2017, partially offset by the U.S. tax on global low-tax intangible income (GILTI) and certain non-deductible expenses in the first quarter of 2017 that did not recur in 2018.

As compared to the statutory tax rate, the effective tax rate includes a reduction of 4.4 percentage points for the discrete impact of share-based compensation payments, an increase of 3.4 percentage points for the impact of GILTI and, after taking into account the recently reduced U.S. tax rate, an increase of 2.7 percentage points for the foreign tax rate differential versus the U.S. tax rate.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the five reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended March 31,
($ in millions)	2018	2017

Net sales	$1,035	$949

Comparable operating earnings	$113	$123
Business consolidation and other activities (a)	(3)	(4)
Amortization of acquired Rexam intangibles	(10)	(6)
Total segment earnings	$100	$113
Comparable operating earnings as a % of segment net sales	11%	13%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The beverage packaging, North and Central America, segment consists of operations located in the U.S., Canada and Mexico that manufacture aluminum containers used in beverage packaging in those countries. In 2017, the company announced that the Birmingham, Alabama, Chatsworth, California, and Longview, Texas, beverage packaging plants will cease production in 2018. In order to serve growing customer demand for specialty cans in the southwestern U.S., the company is constructing a beverage packaging facility in Goodyear, Arizona, which is expected to begin production in the second quarter of 2018. Our beverage can manufacturing facility in Reidsville, North Carolina, ceased production at the end of June 2017.

Segment sales in the first quarter of 2018 were $86 million higher compared to the same period in 2017, primarily due to higher metal input prices, favorable product mix and other pass-through items, partially offset by lower volumes. We cannot predict future changes in metal input prices and beverage can sales volumes.

Comparable operating earnings in the first quarter of 2018 were $10 million lower compared to the same period in 2017, primarily due to higher freight and other costs associated with our multi-plant network optimization program, plant start-up costs and lower sales volumes, partially offset by savings from the 2017 Reidsville plant closure.

Beverage Packaging, South America

	Three Months Ended March 31,
($ in millions)	2018	2017

Net sales	$459	$371

Comparable operating earnings	$98	$58
Business consolidation and other activities (a)	—	3
Amortization of acquired Rexam intangibles	(14)	(9)
Total segment earnings	$84	$52
Comparable operating earnings as a % of segment net sales	21%	16%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The beverage packaging, South America, segment consists of operations located in Brazil, Argentina and Chile that manufacture aluminum containers used in beverage packaging across South America. To support contracted volumes for aluminum beverage packaging across Paraguay, Argentina and Bolivia, the company plans to construct a one-line beverage can and end manufacturing plant in Paraguay, and to add capacity to our Buenos Aires, Argentina, and Santiago, Chile, facilities. The Paraguay plant is expected to begin production in the second half of 2019.

Segment sales in the first quarter of 2018 were $88 million higher compared to the same period in 2017 due to higher can and end volumes of $58 million, favorable product mix and additional revenue from the end sales agreement with the divested business. These increases in sales were partially offset by regional pricing pressures as the result of more competition.

Comparable operating earnings in the first quarter of 2018 were $40 million higher compared to the same period in 2017, primarily due to the increase in can and end volumes, the end sales agreement with the business divested in 2016, favorable product mix and favorable manufacturing performance. These increases were partially offset by the pricing pressures mentioned above.

Beverage Packaging, Europe

	Three Months Ended March 31,
($ in millions)	2018	2017

Net sales	$609	$508

Comparable operating earnings	$60	$47
Business consolidation and other activities (a)	(10)	(3)
Amortization of acquired Rexam intangibles	(18)	(15)
Total segment earnings	$32	$29
Comparable operating earnings as a % of segment net sales	10%	9%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Segment sales in the first quarter of 2018 were $101 million higher compared to the same period in 2017. The increase in sales for the first quarter of 2018 was primarily related to favorable currency exchange rates, higher sales volumes and higher metal input prices.

Comparable operating earnings in the first quarter of 2018 were $13 million higher compared to the same period in 2017. The increase for the first quarter of 2018 was primarily due to increased sales volumes, favorable currency exchange rates and operational efficiencies from plant network optimization, which were partially offset by higher depreciation following the finalization of Rexam asset fair values during the second quarter of 2017.

Food and Aerosol Packaging

	Three Months Ended March 31,
($ in millions)	2018	2017

Net sales	$275	$272

Comparable operating earnings	$23	$21
Business consolidation and other activities (a)	—	10
Total segment earnings	$23	$31
Comparable operating earnings as a % of segment net sales	8%	8%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The food and aerosol packaging segment consists of operations located in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food and aerosol containers, extruded aluminum aerosol containers and slugs. In March 2017, we sold our paint and general line can facility in Hubbard, Ohio. During the first quarter of 2016, we announced the closure of our food and aerosol packaging flat sheet production and end-making facility in Weirton, West Virginia, which ceased production in the first quarter of 2017.

Segment sales in the first quarter of 2018 were relatively flat compared to the same period in 2017. The effect of higher metal input prices, higher aluminum aerosol container volumes and favorable currency exchange rates was offset by lower food and tinplate aerosol container volumes.

Comparable operating earnings in the first quarter of 2018 were $2 million higher compared to the same period in 2017, primarily due to improved manufacturing performance and higher aluminum aerosol container volumes, partially offset by lower food and tinplate aerosol container volumes.

Aerospace

	Three Months Ended March 31,
($ in millions)	2018	2017

Net sales	$264	$236
Comparable operating earnings	25	21
Comparable operating earnings as a % of segment net sales	9%	9%

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the first quarter of 2018 were $28 million higher compared to the same period in 2017 and comparable operating earnings were $4 million higher. The increase in sales and earnings in the first quarter of 2018 was primarily the result of an increase in sales from significant U.S. national defense contracts.

The aerospace sales contract mix in the first quarter of 2018 consisted of 66 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 31 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $1.7 billion at March 31, 2018, compared to $1.75 billion at December 31, 2017. The backlog at March 31, 2018, consisted of 77 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges recorded for business consolidation and other activities were based on estimates by management and were developed from information available at the time the amounts were recognized. If actual outcomes vary from these estimates, the differences will be reflected in current period earnings in the statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation and other activities, as well as the associated costs, are provided in Note 5 to the unaudited condensed consolidated financial statements included within Item 1 of this report on Form 10-Q.

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

Nonfinancial measures in the packaging businesses include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics; production and sales volumes; asset utilization rates and measures of sustainability. Additional measures used to evaluate financial performance in the aerospace segment include contract sales realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended March 31,
($ in millions)	2018	2017

Net earnings attributable to Ball Corporation	$125	$68
Add: Net earnings attributable to noncontrolling interests	—	2
Net earnings	125	70
Less: Equity in results of affiliates, net of tax	(7)	(8)
Add: Tax provision (benefit)	34	22
Earnings before taxes, as reported	152	84
Add: Total interest expense	74	68
Earnings before interest and taxes	226	152
Add: Business consolidation and other activities	30	55
Add: Amortization of acquired Rexam intangibles	44	32
Comparable operating earnings	$300	$239

Our calculation of comparable net earnings is summarized below:

	Three Months Ended March 31,
($ in millions, except per share amounts)	2018	2017

Net earnings attributable to Ball Corporation	$125	$68
Add: Business consolidation and other activities	30	55
Add: Amortization of acquired Rexam intangibles	44	32
Add: Debt refinancing and other costs	1	—
Less: Tax effect on above items	(20)	(19)
Comparable net earnings	$180	$136

Per diluted share, as reported (a)	$0.35	$0.19
Per diluted share, comparable basis (a)	$0.50	$0.38

Weighted average diluted shares outstanding (000s)

(a)	Amounts in 2017 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

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

	Three Months Ended March 31,
($ in millions)	2018	2017

Cash flows provided by (used in) operating activities	$(74)	$(401)
Cash flows provided by (used in) investing activities	(284)	(91)
Cash flows provided by (used in) financing activities	384	380

Cash flows provided by operations were higher in 2018 compared to 2017, primarily due to lower working capital outflows. Working capital changes in 2018 included higher annualized receivables days sales outstanding in 2018 of 57 days compared to 49 days in 2017, lower annualized inventory days on hand of 55 days in 2018 compared to 67 days in 2017 and higher annualized days payable outstanding of 108 days in 2018 compared to 79 days in 2017.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $800 million at March 31, 2018. A total of $211 million and $439 million were available for sale under such programs as of March 31, 2018, and December 31, 2017, respectively.

Contributions to the company’s defined benefit pension plans, not including unfunded German, Swedish and certain U.S. plans, were $3 million in the first three months of 2018 compared to $8 million in the first three months of 2017 and are expected to be in the range of $45 million for the full year of 2018. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German, Swedish and certain U.S. plans were $5 million in the first three months of 2018 compared to $6 million in the first three months of 2017 and are expected to be in the range of $21 million for the full year of 2018.

We expect 2018 capital expenditures for property, plant and equipment to be in the range of $600 million, and approximately $500 million was contractually committed as of March 31, 2018. Capital expenditures are expected to be funded by cash flows from operations.

As of March 31, 2018, approximately $477 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that limit the ability to convert into other currencies Egyptian pounds held by the company in Egypt with a U.S. dollar equivalent value of $52 million. The company believes its U.S. operating cash flows, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. With the introduction of a modified territorial tax system in the recently enacted U.S. Tax Cuts and Jobs Act, the company is currently reviewing its previously stated intent to permanently reinvest these foreign amounts outside the U.S. As the company does not believe a reasonable estimate of the impact of the U.S. Tax Cuts and Jobs Act on its indefinite reinvestment assertion can be determined at present, no provisional estimate is recorded in the financial statements for the period ended March 31, 2018. When either a reasonable estimate or the final determination becomes available, the impact will be recorded in that same reporting period. The final determination will be made and the impact will be recorded no later than December 2018.

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

Share Repurchases

The company’s share repurchases, net of issuances, totaled $35 million in the first quarter of 2018 and $4 million in the same period of 2017. An additional $63 million was repurchased during April 2018. Share repurchases are completed using cash on hand and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $7.5 billion and $7 billion was outstanding at March 31, 2018, and December 31, 2017, respectively.

At March 31, 2018, taking into account outstanding letters of credit, approximately $1.1 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $880 million of short-term uncommitted credit facilities available as of March 31, 2018, of which $328 million was outstanding and due on demand. At December 31, 2017, the company had $340 million outstanding under short-term uncommitted credit facilities.

In March 2018, Ball issued $750 million of 4.875 percent senior notes and used the proceeds to repay $315 million of its Term A loan and outstanding multi-currency revolver and short-term credit facility borrowings.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at March 31, 2018, and for all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a leverage ratio (as defined) of no greater than 4.25 times at March 31, 2018. As of March 31, 2018, approximately $1.4 billion of the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities are available without violating our existing debt covenants. Additional details regarding our debt are available in Note 13 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 20 and 21 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The company is routinely subject to litigation incident to operating its businesses, and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites, including in respect of sites related to alleged activities of certain Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company. Details of the company’s legal proceedings are included in Note 21 to the consolidated financial statements within Item 8 of the company’s Current Report on Form 8-K filed on March 6, 2018.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases and the company’s deferred compensation stock plan, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2017 annual report filed on February 28, 2018, and in Note 18 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. Other than the items described below, there were no material changes to internal controls during the company’s first three months of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting (ICFR)

On January 1, 2018, Ball adopted the new revenue recognition accounting standard, “Revenue from Contracts with Customers.” As a result, we made additions and/or modifications to policies, procedures, and controls that have materially affected our internal control over financial reporting, including changes to accounting policies and procedures, operational processes and documentation practices.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “believes,” “targets,” “likely” and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. Readers of this report should therefore not place undue reliance upon any forward-looking statements and any of such statements should be read in conjunction with, and, qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed include, but are not limited to the following: a) in our packaging segments: product demand fluctuations; availability/cost of raw materials; competitive packaging, pricing and substitution; changes in climate and weather; competitive activity; failure to achieve synergies, productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation, power and supply chain influence; changes in major customer or supplier contracts or a loss of a major customer or supplier; political instability and sanctions; currency controls; and changes in foreign exchange or tax rates, including due to the effects of the 2017 U.S. Tax Cuts and Jobs Act; and tariffs or other governmental actions in any country affecting goods produced by us or in our supply chain, including imported raw materials, such as pursuant to section 232 of the U.S. Trade Expansion Act of 1962; b) in our aerospace segment: funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) in the company as a whole, those listed plus: changes in senior management; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; litigation; strikes; labor cost changes; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including the U.S. government elections, budget, sequestration and debt limit; reduced cash flow; ability to achieve cost-out initiatives and synergies; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, including with respect to the Rexam PLC acquisition and its integration, or the associated divestiture; the effect of the acquisition or the divestiture on our business relationships, operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the first quarter of 2018, except as discussed in Note 20 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.  Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s Current Report on Form 8-K for the filed on March 6, 2018, for the year ended December 31, 2017.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the first quarter of 2018.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2018	—	$—	—	18,165,898
February 1 to February 28, 2018	23,547	37.85	23,547	18,142,351
March 1 to March 31, 2018	1,016,583	39.82	1,016,583	17,125,768
Total	1,040,130	39.78	1,040,130

(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)

The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On April 25, 2018, the Board authorized the repurchase by the company of up to a total of 25 million shares. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the first quarter of 2018.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the first quarter of 2018.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	May 4, 2018