Form 10-Q
period 2018-06-30
BALL Corp
filed 2018-08-03
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, without par value	343,911,434 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2018	2017	2018	2017

Net sales	$3,101	$2,855	$5,886	$5,328

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,484)	(2,270)	(4,721)	(4,245)
Depreciation and amortization	(178)	(229)	(358)	(377)
Selling, general and administrative	(127)	(128)	(239)	(271)
Business consolidation and other activities	(69)	(41)	(99)	(96)
	(2,858)	(2,668)	(5,417)	(4,989)

Earnings before interest and taxes	243	187	469	339

Interest expense	(77)	(74)	(150)	(142)
Debt refinancing and other costs	—	(1)	(1)	(1)
Total interest expense	(77)	(75)	(151)	(143)

Earnings before taxes	166	112	318	196
Tax (provision) benefit	(46)	(22)	(80)	(44)
Equity in results of affiliates, net of tax	—	10	7	18
Net earnings	120	100	245	170
Net earnings attributable to noncontrolling interests	(1)	(1)	(1)	(3)
Net earnings attributable to Ball Corporation	$119	$99	$244	$167

Earnings per share:
Basic	$0.34	$0.28	$0.70	$0.48
Diluted	$0.34	$0.28	$0.68	$0.47

Weighted average shares outstanding: (000s)
Basic	348,221	351,066	349,212	350,560
Diluted	354,904	358,979	356,276	358,506

Cash dividends declared and paid, per share	$0.10	$0.10	$0.20	$0.165

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017

Net earnings	$120	$100	$245	$170

Other comprehensive earnings (loss):
Foreign currency translation adjustment	(121)	(71)	(110)	13
Pension and other postretirement benefits	3	(24)	19	(18)
Effective financial derivatives	32	(35)	(20)	16
Total other comprehensive earnings (loss)	(86)	(130)	(111)	11
Income tax (provision) benefit	(8)	24	—	11
Total other comprehensive earnings (loss), net of tax	(94)	(106)	(111)	22

Total comprehensive earnings (loss)	26	(6)	134	192
Comprehensive (earnings) loss attributable to noncontrolling interests	(1)	(1)	(1)	(3)
Comprehensive earnings (loss) attributable to Ball Corporation	$25	$(7)	$133	$189

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2018	2017

Assets
Current assets
Cash and cash equivalents	$549	$448
Receivables, net	2,013	1,634
Inventories, net	1,257	1,526
Other current assets	206	145
Assets held for sale	850	5
Total current assets	4,875	3,758
Noncurrent assets
Property, plant and equipment, net	4,473	4,610
Goodwill	4,516	4,933
Intangible assets, net	2,305	2,462
Other assets	1,366	1,406
Total assets	$17,535	$17,169

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$176	$453
Accounts payable	2,739	2,762
Accrued employee costs	256	352
Other current liabilities	558	540
Liabilities held for sale	225	—
Total current liabilities	3,954	4,107
Noncurrent liabilities
Long-term debt	7,171	6,518
Employee benefit obligations	1,452	1,463
Deferred taxes	666	695
Other liabilities	297	340
Total liabilities	13,540	13,123

Shareholders' equity
Common stock (672,069,984 shares issued - 2018; 670,576,215 shares issued - 2017)	1,120	1,084
Retained earnings	5,199	4,987
Accumulated other comprehensive earnings (loss)	(767)	(656)
Treasury stock, at cost (325,459,294 shares - 2018; 320,694,598 shares - 2017)	(1,663)	(1,474)
Total Ball Corporation shareholders' equity	3,889	3,941
Noncontrolling interests	106	105
Total shareholders' equity	3,995	4,046
Total liabilities and shareholders' equity	$17,535	$17,169

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in millions)	2018	2017

Cash Flows from Operating Activities
Net earnings	$245	$170
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	358	377
Business consolidation and other activities	99	96
Deferred tax provision (benefit)	37	(59)
Other, net (a)	48	(147)
Changes in working capital components, net of dispositions (b)	(353)	(176)
Cash provided by (used in) operating activities (a)	434	261
Cash Flows from Investing Activities
Capital expenditures	(444)	(240)
Business dispositions, net of cash sold	(45)	31
Other, net	39	2
Cash provided by (used in) investing activities	(450)	(207)
Cash Flows from Financing Activities
Long-term borrowings	1,426	290
Repayments of long-term borrowings	(840)	(561)
Net change in short-term borrowings	(165)	91
Proceeds from issuances of common stock, net of shares used for taxes	9	14
Acquisitions of treasury stock	(184)	(3)
Common stock dividends	(70)	(58)
Other, net	(12)	(1)
Cash provided by (used in) financing activities	164	(228)

Effect of exchange rate changes on cash	(50)	8

Change in cash, cash equivalents and restricted cash (a)	98	(166)
Cash, cash equivalents and restricted cash - beginning of period (a)	459	607
Cash, cash equivalents and restricted cash - end of period (a)	$557	$441

(a)	Amounts in 2017 have been retrospectively adjusted to reflect the adoption of new accounting guidance that was effective January 1, 2018. See Notes 2 and 7 for further details.
(b)	Includes payments of costs associated with the acquisition of Rexam and the related sale of certain existing Ball and Rexam beverage can assets.

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

In accordance with the disclosure requirements of the new revenue standard, the impact of adoption on our consolidated statement of earnings and balance sheet was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
($ in millions, except per share amounts)	As Reported	Balances Without Adoption	Effect of Change Higher (Lower)	As Reported	Balances Without Adoption	Effect of Change Higher (Lower)

Net sales	$3,101	$3,143	$(42)	$5,886	$5,895	$(9)
Cost of sales (excluding depreciation and amortization)	(2,484)	(2,522)	38	(4,721)	(4,728)	7
Earnings before interest and taxes	243	247	(4)	469	471	(2)
Tax (provision) benefit	(46)	(45)	(1)	(80)	(79)	(1)
Net earnings attributable to Ball Corporation	119	124	(5)	244	247	(3)
Basic earnings per share	0.34	0.36	(0.02)	0.70	0.71	(0.01)
Diluted earnings per share	0.34	0.35	(0.01)	0.68	0.69	(0.01)

	June 30, 2018
($ in millions)	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)

Assets
Receivables, net	$2,013	$1,722	$291
Inventories, net	1,257	1,489	(232)
Other current assets	206	210	(4)
Liabilities
Other current liabilities	558	545	13
Deferred taxes	666	659	7
Shareholders' equity
Retained earnings	5,199	5,165	34
Accumulated other comprehensive earnings (loss)	(767)	(768)	1

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following summarizes the significant changes to the company’s unaudited condensed consolidated statement of earnings and consolidated balance sheet as a result of the new revenue standard adopted on January 1, 2018, compared to if the company had continued to recognize sales under the previous revenue recognition guidance:

•

For the metal beverage packaging segments and, to a lesser extent, in our food and aerosol packaging segment, the new revenue standard accelerated the recognition of certain sales to be over time such that a portion of sales was recognized prior to shipment or delivery of goods. The accelerated recognition of sales also caused the company’s inventory to decrease with an offsetting increase to unbilled receivables to the extent the amounts had not yet been invoiced to the customer and right to payment was unconditional.

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

Pension and Postretirement Benefit Costs

In March 2017, amendments to existing accounting guidance were issued to change the presentation of net periodic pension cost and net periodic postretirement benefit cost. Employers are required to report the service cost component in the same line item as other compensation costs arising from services rendered by the associated employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments also permit only the service cost component of net benefit cost to be eligible for capitalization. This guidance was adopted by the company on January 1, 2018, and the capitalization of the service cost component was applied on a prospective basis. Curtailment and settlement losses are reported by the company in business consolidation and other activities. All other non-service components are immaterial and will be presented in selling, general and administrative (SG&A) expenses beginning in 2018. These non-service costs were reported in both cost of sales and SG&A in prior periods; however, due to immateriality in all prior periods presented, no retrospective adjustments were considered necessary.  Such costs were $6 million and $12 million for the three and six months ended June 30, 2017, respectively, and $21 million for the full year 2017.

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

Statement of Cash Flows

In November 2016, accounting guidance was issued requiring the statement of cash flows to reconcile the change in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. This guidance was applied retrospectively on January 1, 2018, and the impact on the 2017 statement of cash flow was not material. The impact on the 2016 statement of cash flows was material due to approximately $2 billion of restricted cash held by the company at December 2015, in an acquisition escrow account. In July 2016, the funds in the escrow account were used to pay a portion of the cash component of the acquisition price of Rexam. The impact on the statement of cash flows for the six months ended June 30, 2017, was a $2 million reduction in cash flows from operating activities.

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

New Accounting Guidance

Share Based Payments

In June 2018, amendments to existing accounting guidance were issued to simplify share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that existing guidance for share-based payment transactions with employees applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that existing guidance does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of revenue contracts. The guidance is effective for Ball on January 1, 2019, and is not expected to have a material effect on the company’s consolidated financial statements.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In July 2018, targeted improvements were issued to provide an additional transition method, which is optional, that allows entities to apply the new leases standard upon adoption by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This is in addition to the existing modified retrospective transition method that requires entities to apply the new standard at the beginning of the earliest period presented in the financial statements. Additionally, the amendments included a lessor-specific practical expedient, by underlying asset class, to not separate nonlease components from the associated lease components, similar to the practical expedient already made available by the standard to lessees. The lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both of the following are true: the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component; and the lease component, if accounted for separately, would be classified as an operating lease. Codification improvements were also were issued on a variety of topics within the leasing standard, which represent minor corrections or improvements and are not expected to have a significant impact on accounting practices.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

On July 31, 2018, Ball sold its U.S. steel food and steel aerosol packaging business and formed a joint venture, Ball Metalpack. Beginning in the third quarter 2018, Ball’s 49 percent ownership of Ball Metalpack's financial results will be reported in equity in results of affiliates within Ball's consolidated statements of earnings. The financial results of Ball's existing global aluminum aerosol and Argentine tinplate steel aerosol businesses will be reported as a non-reportable segment within Other. For comparative periods, the entire former food and aerosol packaging reportable segment will be reported as a non-reportable segment within Other in the tables of this footnote. At June 30, 2018, the assets and liabilities of the U.S. steel food and steel aerosol business are presented as held for sale on the unaudited condensed consolidated balance sheet.

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017

Net sales
Beverage packaging, North and Central America	$1,241	$1,151	$2,276	$2,100
Beverage packaging, South America	379	349	838	720
Beverage packaging, Europe	703	665	1,312	1,173
Food and aerosol packaging	304	274	579	546
Aerospace	290	257	554	493
Reportable segment sales	2,917	2,696	5,559	5,032
Other	184	159	327	296
Net sales	$3,101	$2,855	$5,886	$5,328

Comparable operating earnings
Beverage packaging, North and Central America (b)	$157	$156	$270	$279
Beverage packaging, South America (b)	66	69	164	127
Beverage packaging, Europe (b)	75	63	135	110
Food and aerosol packaging	32	25	55	46
Aerospace	24	26	49	47
Reportable segment comparable operating earnings	354	339	673	609
Reconciling items
Other (a)(b)	(2)	(21)	(21)	(52)
Business consolidation and other activities	(69)	(41)	(99)	(96)
Amortization of acquired Rexam intangibles	(40)	(51)	(84)	(83)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	—	(39)	—	(39)
Earnings before interest and taxes	243	187	469	339
Interest expense	(77)	(74)	(150)	(142)
Debt refinancing and other costs	—	(1)	(1)	(1)
Total interest expense	(77)	(75)	(151)	(143)
Earnings before taxes	$166	$112	$318	$196

(a)

Includes undistributed corporate expenses, net, of $21 million and $32 million for the three months ended June 30, 2018 and 2017, respectively, and $43 million and $77 million for the six months ended June 30, 2018 and 2017, respectively.

(b)

The three months ended June 30, 2017, includes catch-up depreciation for the three months ended March 31, 2017, from the finalization of fair values and useful lives for the Rexam acquisition associated with the following segments: $8 million for beverage packaging, Europe; $1 million for beverage packaging, North and Central America; $1 million for beverage packaging, South America;and $1 million for Other.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

On July 31, 2018, Ball sold its U.S. steel food and steel aerosol packaging business and formed a joint venture, Ball Metalpack. In exchange for the sale of this business, Ball received approximately $600 million in after-tax cash proceeds, subject to customary closing adjustments, as well as 49 percent ownership of Ball Metalpack, which will be reported in other assets as an equity method investment on Ball’s unaudited condensed consolidated balance sheets. This transaction enhances our ability to return additional value to shareholders via share repurchases.

At June 30, 2018, the assets and liabilities of the U.S. steel food and steel aerosol packaging business are presented as held for sale on Ball’s unaudited condensed consolidated balance sheet.  Prior to the classification of the assets and liabilities to held for sale, the company assessed the carrying value of certain working capital and other liability balances and then conducted an impairment test of the goodwill and of the other long-lived assets of the U.S. steel food and steel aerosol packaging business. No impairment or other adjustments were required. Upon classification of the assets and liabilities to held for sale, the carrying value of the disposal group as a whole was compared to the fair value of the business less costs to sell. The approach to establish fair value was consistent with that outlined in the critical accounting policy for ‘Recoverability of Goodwill and Intangible Assets’ in our Form 10-K for the year ended December 31, 2017. Following this review, an allowance of $41 million was applied to the carrying value of the assets held for sale. This charge has been presented in business consolidation and other activities in the unaudited condensed consolidated statements of earnings.

The following table summarizes the assets and liabilities of the U.S. steel food and steel aerosol packaging business presented as held for sale:

($ in millions)	June 30, 2018
Assets:
Receivables	$78
Inventories	231
Property, plant and equipment	192
Goodwill	354
Other assets	33
Allowance for valuation of assets held for sale	(41)
Assets held for sale (a)	$847

Liabilities:
Accounts payable	$198
Other liabilities	27
Liabilities held for sale	$225

(a)	At June 30, 2018, the company presented an additional $3 million of assets held for sale that are unrelated to Ball Metalpack.

The assets sold included nine plants that manufacture and sell steel food and steel aerosol containers. The manufacturing plants were located in Canton and Columbus, Ohio; Milwaukee and Deforest, Wisconsin; Chestnut Hill, Tennessee; Horsham, Pennsylvania; Springdale, Arkansas; and Oakdale, California.  The accounting for this transaction is not complete as of the date these financial statements are available for issuance.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.     Revenue from Contracts with Customers

Disaggregation of Sales

The company disaggregates net sales by reportable segments as disclosed in Note 3, and based on the timing of transfer of control for goods and services as explained below. The transfer of control for goods and services may occur at a point in time or over time; in other words, sales may be recognized over the course of the underlying contract, or they may occur at a single point in time based upon the transfer of control. This distinction is discussed in further detail below. The company determined that disaggregating sales into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of sales and cash flows are affected by economic factors. As noted in Note 3, the company’s business consists of five reportable segments, which encompass disaggregated product lines and geographical areas: (1) beverage packaging, North and Central America; (2) beverage packaging, South America; (3) beverage packaging, Europe; (4) food and aerosol packaging; and (5) aerospace.

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

Total net sales	$755	$2,346	$3,101	$1,417	$4,469	$5,886

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

	Contracts	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2017	$45	$—
Increase	20	6
Balance at June 30, 2018	$65	$6

During the six months ended June 30, 2018, contract liabilities increased by $26 million, which is net of cash received of $116 million and amounts recognized as sales of $90 million, all of which related to current contract liabilities. The amount of sales recognized in the six months ended June 30, 2018, that were included in the opening contract liabilities balances was $45 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from the timing difference between the company’s performance and the customer’s payment. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized sales of $1 million and $5 million in the three and six month periods ended June 30, 2018, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. This amount of sales is a result of changes in the transaction price of the company’s contracts with customers.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The company has determined that the following distinct goods and services represent separate performance obligations:

•	Manufacture of food and aerosol containers, which may be generic or unique;
•	Manufacture of beverage cans, which may be generic or unique; and
•	Manufacture of beverage, food, and aerosol lids and ends, which may be generic or unique.

Performance obligations for products with no alternative use are recognized over time, when the company has manufactured a unique item and has an enforceable right to payment. Conversely, generic products with alternative use are recognized at a point in time. Contracts may be short-term or long-term, with varying payment terms. Ball’s payment terms vary by the type and location of the customer and the products or services offered. Customers pay in accordance with negotiated terms, which are typically triggered upon ownership transfer. All payment terms are less than one year. For these contracts, the transaction price is determined upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product or service purchased.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Significant Judgments

Timing of Recognition

Within the beverage packaging and food and aerosol segments, performance obligations are recognized both over time and at a point in time. The determination that sales should be recognized at a point in time most often results from the existence of an alternative use for the product. Cans and ends that are not customized prior to delivery are considered to have alternative use and sales are recognized at the point of control transfer. Determining when control transfer occurs requires management to make judgments that affect the timing of when sales are recognized. The new revenue accounting standard provides five indicators that a customer has obtained control of an asset: 1) present right to payment; 2) transfer of legal title; 3) physical possession; 4) significant risks and rewards of ownership; and 5) customer acceptance. The company considers control to have transferred for these products upon shipment or delivery, depending on the legal terms of the contract, because the company has a present right to payment at that time, the customer has legal title to the asset, the company has transferred physical possession of the asset or the customer has significant risks and rewards of ownership of the asset. The company determines that control transfers to a customer as described above and provides a faithful depiction of the transfer of goods.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of June 30, 2018	$915	$912	$1,827

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Significant Judgments

Timing of Recognition

Within the aerospace segment, performance obligations are recognized over time. Aerospace contracts involve specialized and unique products that are tailored to the specific needs of the customer, such as a spacecraft or other hardware conforming to the specifications required by the customer, and as such, no alternative use exists. When there is an enforceable right to payment at cost plus reasonable margin for performance completed to date, the sales are recorded over time as the goods are manufactured or services are performed. Determining a measure of progress requires management to make judgments that affect the timing of recording sales. Sales under long-term contracts in the aerospace segment are primarily recognized using percentage-of-completion under the cost-to-cost method of accounting, which is an input method. Under this method, the extent of progress towards completion is measured based on the ratio of costs incurred to date versus the total estimated costs upon completion of the performance obligation. The cost-to-cost method best depicts the transfer of assets to the customer as we incur costs on our contracts. The two primary types of long-term sales contracts utilized are cost-type contracts, which are agreements to perform for cost plus an agreed-upon profit component, and fixed price sales contracts, which are completed for a fixed price. Cost-type sales contracts can have different types of fee arrangements, including fixed-fee, cost, milestone and performance incentive fees, award fees or a combination thereof. At the inception of contract performance, we estimate sales associated with base, incentive and other fees exclusive of any constraint. In other words, we estimate sales to the extent that it is not probable a significant reversal would occur over the period of contract performance. The company has determined that the above provides a faithful depiction of the transfer of goods to the customer and is the best measure of depicting the company’s performance as control is transferred to customers.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017

Beverage packaging, North and Central America	$1	$(7)	$(2)	$(11)
Beverage packaging, South America	(1)	(3)	(1)	—
Beverage packaging, Europe	(4)	(4)	(14)	(7)
Food and aerosol packaging	(47)	(1)	(47)	9
Other	(18)	(26)	(35)	(87)
	$(69)	$(41)	$(99)	$(96)

2018

Beverage Packaging, North and Central America

During the six months ended June 30, 2018, the company recorded the reversal of $5 million of expense for revised estimates of charges recorded in prior periods in connection with the previously announced closures of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama. The Birmingham plant ceased production during the second quarter of 2018, and the Chatsworth and Longview plants are expected to cease production by the end of the third quarter of 2018.

During the six months ended June 30, 2018, the company recorded charges of $2 million related to the closure of its Reidsville, North Carolina, plant, which ceased production in 2017.

Other income and charges in the three and six months ended June 30, 2018, included $1 million of income and $5 million of expense, respectively, for individually insignificant activities.

Beverage Packaging, South America

Charges in the three and six months ended June 30, 2018, included $1 million of expense for individually insignificant activities.

Beverage Packaging, Europe

During the three and six months ended June 30, 2018, the company recorded charges of $2 million and $6 million, respectively, for employee severance and benefits and $1 million and $7 million, respectively, for facility shutdown costs and other costs in connection with the closure of its Recklinghausen, Germany, plant which ceased production during the third quarter of 2017. The majority of the closure costs are expected to be paid by the end of 2018.

Other charges in the three and six months ended June 30, 2018, included $1 million of expense for individually insignificant activities.

Food and aerosol packaging

As discussed in Note 4, during the three and six months ended June 30, 2018, Ball recorded a $41 million loss on transfer of assets that were held for sale as of June 30, 2018.

During the three and six months ended June 30, 2018, the food and aerosol packaging segment recorded charges of $4 million for employee severance and benefits, accelerated depreciation and inventory impairment related to manufacturing cost rationalization.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Other charges in the three and six months ended June 30, 2018, included $2 million of expense for individually insignificant activities.

Corporate and Other

During the three months ended June 30, 2018, the company recorded the following amounts:

•

Expense of $2 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer of the businesses divested (Divestment Business) in connection with the 2016 Rexam acquisition.

•	Expense of $4 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	Expense of $4 million for professional services and other costs associated with the sale of the U.S. steel food and steel aerosol packaging business.
•	Expense of $8 million for individually insignificant activities.

During the six months ended June 30, 2018, the company recorded the following amounts:

•	Expense of $2 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer in the sale of the Divestment Business.
•	Expense of $15 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	Expense of $4 million for professional services and other costs associated with the sale of the U.S. steel food and steel aerosol packaging business.
•	Expense of $14 million for individually insignificant activities.

2017

Beverage Packaging, North and Central America

During the three and six months ended June 30, 2017, the company recorded charges of $4 million and $7 million, respectively, for employee severance and benefits, facility shutdown costs, asset impairment, accelerated depreciation and disposal costs related to the closure of its Reidsville, North Carolina, plant.

Other charges in the three and six months ended June 30, 2017 included $3 million and $4 million, respectively, for individually insignificant activities.

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

Other charges in the three and six months ended June 30, 2017, included expense of $4 million and $5 million, respectively, for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Food and Aerosol Packaging

During the three and six months ended June 30, 2017, the company recorded charges of $2 million and $5 million, respectively, for facility shutdown costs and accelerated depreciation for the closure of its Weirton, West Virginia, plant, which ceased production during the second quarter of 2017.

During the first quarter of 2017, the company sold its food and aerosol packaging paint and general line can plant in Hubbard, Ohio, and recorded a gain on sale of $15 million.

Other charges in the three and six months ended June 30, 2017, included income of $1 million and expense of $1 million for individually insignificant activities.

Corporate and Other

During the three months ended June 30, 2017, the company recorded the following amounts:

•	Expense of $7 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer in the sale of the Divestment Business.
•	Expense of $8 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	Expense of $5 million for professional services and other costs associated with the acquisition of Rexam.
•	Expense of $6 million for individually insignificant activities.

During the six months ended 2017, the company recorded the following amounts:

•	Expense of $34 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer in the sale of the Divestment Business.
•	A $14 million reduction in the gain recognized in connection with the sale of the Ball portion of the Divestment Business.
•	Expense of $17 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	Expense of $10 million for professional services and other costs associated with the acquisition of Rexam.
•	Expense of $12 million for individually insignificant activities.

Following is a summary by segment for the restructuring liabilities recorded in connection with business consolidation activities:

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, Europe	Food & Aerosol Packaging	Total

Balance at December 31, 2017	$26	$41	$1	$68
Charges (credits) in earnings	(6)	13	—	7
Cash payments and other activity	(1)	(44)	(1)	(46)
Balance at June 30, 2018	$19	$10	$—	$29

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

7.Cash, Cash Equivalents and Restricted Cash

	June 30,
($ in millions)	2018	2017

Beginning of period:
Cash and cash equivalents	$448	$597
Current restricted cash (included in other current assets)	10	9
Noncurrent restricted cash (included in other assets)	1	1
Total cash, cash equivalents and restricted cash	$459	$607

End of period:
Cash and cash equivalents	$549	$433
Current restricted cash (included in other current assets)	8	7
Noncurrent restricted cash (included in other assets)	—	1
Total cash, cash equivalents and restricted cash	$557	$441

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers not yet remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to $97 million at June 30, 2018, and $124 million at December 31, 2017.

In connection with the sale of a business in connection with the June 2016 acquisition of Rexam, the company provided indemnifications for uncertain tax positions associated with the business. During the six months ended June 30, 2018, the company made payments of $45 million in relation to these liabilities and reported them within investing activities in the unaudited condensed consolidated statement of cash flows.

8.     Receivables

	June 30,	December 31,
($ in millions)	2018	2017

Trade accounts receivable	$1,259	$1,206
Unbilled receivables	390	147
Less allowance for doubtful accounts	(9)	(10)
Net trade accounts receivable	1,640	1,343
Other receivables	373	291
	$2,013	$1,634

Unbilled receivables at June 30, 2018, include the effect of adopting new revenue recognition accounting guidance as of January 1, 2018. Further details of the new guidance and its adoption are included in Notes 2 and 5.

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $977 million at June 30, 2018. A total of $139 million and $439 million were available for sale under these programs as of June 30, 2018, and December 31, 2017, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

9.     Inventories

	June 30,	December 31,
($ in millions)	2018	2017

Raw materials and supplies	$727	$691
Work-in-process and finished goods	587	902
Less inventory reserves	(57)	(67)
	$1,257	$1,526

Finished goods at June 30, 2018, include the effect of adopting new revenue recognition accounting guidance as of January 1, 2018. Further details of the new guidance and its adoption are included in Notes 2 and 5.

10.     Property, Plant and Equipment

	June 30,	December 31,
($ in millions)	2018	2017

Land	$170	$172
Buildings	1,318	1,390
Machinery and equipment	5,034	5,282
Construction-in-progress	554	542
	7,076	7,386
Accumulated depreciation	(2,603)	(2,776)
	$4,473	$4,610

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $129 million and $254 million for the three and six months ended June 30, 2018, respectively, and $153 million and $260 million for the comparable periods in 2017, respectively. During the three months ended June 30, 2017, cumulative catch-up depreciation recorded as a result of changes in the values and useful lives of fixed assets associated with the finalization of the valuation for the Rexam acquisition was $35 million, of which $11 million related to the three months ended March 31, 2017, and $24 million related to the six months ended December 31, 2016.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Food & Aerosol Packaging	Aerospace	Other	Total

Balance at December 31, 2017	$1,275	$1,299	$1,531	$609	$40	$179	$4,933
Transfer to assets held for sale	—	—	—	(354)	—		(354)
Effects of currency exchange	—	—	(58)	(4)	—	(1)	(63)
Balance at June 30, 2018	$1,275	$1,299	$1,473	$251	$40	$178	$4,516

The company’s annual goodwill impairment test completed in the fourth quarter of 2017 indicated the fair value of the beverage packaging, Asia (Beverage Asia), reporting unit exceeded its carrying amount by approximately 24 percent. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia reporting unit. If it becomes an expectation that this oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Asia reporting unit, the total balance of which was $78 million at June 30, 2018.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.    Intangible Assets, Net

	June 30,	December 31,
($ in millions)	2018	2017

Acquired Rexam intangibles (net of accumulated amortization of $323 million at June 30, 2018, and $246 million at December 31, 2017)	$2,181	$2,303
Capitalized software (net of accumulated amortization of $135 million at June 30, 2018, and $129 million at December 31, 2017)	84	84
Other intangibles (net of accumulated amortization of $133 million at June 30, 2018, and $163 million at December 31, 2017)	40	75
	$2,305	$2,462

Total amortization expense of intangible assets amounted to $49 million and $104 million for the three and six months ended June 30, 2018, respectively, and $76 million and $117 million for the comparable periods in 2017, respectively. During the three months ended June 30, 2017, cumulative catch-up amortization recorded as a result of the change in the value of intangible assets associated with the finalization of the valuation for the Rexam acquisition was $23 million, of which $8 million related to the three months ended March 31, 2017, and $15 million related to the six months ended December 31, 2016.

13.    Other Assets

	June 30,	December 31,
($ in millions)	2018	2017

Long-term deferred tax assets	$266	$325
Long-term pension assets	508	504
Investments in affiliates	274	274
Company and trust-owned life insurance	174	160
Other	144	143
	$1,366	$1,406

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.    Debt and Interest Costs

Long-term debt consisted of the following:

	June 30,	December 31,
($ in millions)	2018	2017

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	818	840
5.00% due March 2022	750	750
4.875% due March 2026	750	—
3.50%, euro denominated, due December 2020	467	480
Senior Credit Facilities, due March 2021 (at variable rates)
Term A loan, due June 2021	998	1,313
Multi-currency, U.S. dollar revolver, due March 2021	440	285
Other (including debt issuance costs)	(43)	(37)
	7,180	6,631
Less: Current portion of long-term debt	(9)	(113)
	$7,171	$6,518

The senior credit facilities include long-term, multi-currency committed revolving credit facilities that provide the company with up to the U.S. dollar equivalent of $1.5 billion. At June 30, 2018, taking into account outstanding letters of credit, approximately $1 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $905 million of short-term uncommitted credit facilities available at June 30, 2018, of which $167 million was outstanding and due on demand. At December 31, 2017, the company had $340 million outstanding under short-term uncommitted credit facilities.

In March 2018, Ball issued $750 million of 4.875 percent senior notes and used the proceeds to repay $315 million of its Term A loan and outstanding multi-currency revolver and short-term credit facility borrowings.

The fair value of long-term debt was estimated to be $7.4 billion at June 30, 2018, and $7.0 billion at December 31, 2017. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding were $28 million at June 30, 2018, and $33 million at December 31, 2017.

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of these notes and credit facilities, are coterminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. Note 22 includes further details about the company’s debt guarantees and Note 23 contains further details, as well as required unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the debt agreements.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a net leverage ratio (as defined) of no greater than 4.25 times at June 30, 2018. The company was in compliance with all loan agreements and debt covenants at June 30, 2018, and December 31, 2017, and has met all debt payment obligations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.    Taxes on Income

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

•

Global intangible low-tax income (GILTI): The company has included a provisional estimate in the second quarter of 2018 to increase its annual effective tax rate for the current year impact of the new tax on GILTI.  Any subsequent adjustments to this provisional estimate will be reflected on a current basis when determined.

Based on a detailed analysis of its global income and other tax attributes that has concluded in the current reporting period, the company is now making the accounting policy election to treat taxes due for GILTI and the base erosion anti-abuse tax (BEAT) as a current-period expense as incurred.

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, the company made reasonable estimates of the various effects and recorded provisional amounts in the financial statements for the three and six months ended June 30, 2018, and the year ended December 31, 2017. As the company collects and prepares necessary data, and continues to interpret the Act based on any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, adjustments may be required to the provisional amounts that could materially affect the company’s financial position and results of operations as well as its effective tax rate in the period in which the required adjustments are made. In all cases, the analysis will be completed and any required adjustments will be recorded no later than December 2018.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.    Employee Benefit Obligations

	June 30,	December 31,
($ in millions)	2018	2017

Underfunded defined benefit pension liabilities	$945	$945
Less: Current portion	(26)	(27)
Long-term defined benefit pension liabilities	919	918
Long-term retiree medical liabilities	195	196
Deferred compensation plans	264	275
Other	74	74
	$1,452	$1,463

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended June 30,
	2018			2017
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$14	$4	$18	$12	$4	$16
Interest cost	24	18	42	33	22	55
Expected return on plan assets	(28)	(27)	(55)	(33)	(26)	(59)
Amortization of prior service cost	1	—	1	1	—	1
Recognized net actuarial loss	9	1	10	8	1	9
Net periodic benefit cost for Ball sponsored plans	20	(4)	16	21	1	22
Net periodic benefit cost for multi-employer plans	1	—	1	1	—	1
Total net periodic benefit cost	$21	$(4)	$17	$22	$1	$23

	Six Months Ended June 30,
	2018			2017
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$27	$8	$35	$24	$8	$32
Interest cost	48	36	84	66	44	110
Expected return on plan assets	(55)	(54)	(109)	(66)	(52)	(118)
Amortization of prior service cost	1	—	1	1	—	1
Recognized net actuarial loss	19	2	21	17	2	19
Net periodic benefit cost for Ball sponsored plans	40	(8)	32	42	2	44
Net periodic benefit cost for multi-employer plans	1	—	1	2	—	2
Total net periodic benefit cost	$41	$(8)	$33	$44	$2	$46

Non-service pension income totaling $2 million and $3 million for the three and six months ended June 30, 2018, respectively, are included in selling, general, and administrative (SG&A) expenses. Non-service pension costs totaling $6 million and $12 million for the three and six months ended June 30, 2017, respectively, are included in cost of sales and SG&A and, due to immateriality, were not retrospectively adjusted as required by the newly adopted accounting standard for pension and postretirement benefit costs as described in Note 2.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Contributions to the company’s defined benefit pension plans, not including unfunded German, Swedish and certain U.S. plans, were $4 million in the first six months of 2018 compared to $110 million in the first six months of 2017 and are expected to be in the range of $45 million for the full year of 2018. This estimate may change based on changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German, Swedish and certain U.S. plans were $10 million in the first six months of 2018 compared to $12 million in the first six months of 2017 and are expected to be in the range of $21 million for the full year of 2018.

17.    Shareholders’ Equity and Comprehensive Earnings

Under its ongoing share repurchase program, the company repurchased $175 million of its shares, net of issuances, during the six months ended June 30, 2018, and an additional $124 million was repurchased during July 2018.  The company expects net share repurchases for the full year 2018 to approach $700 million.

In August 2017, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings, and the company received 2.5 million shares.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2017	$(307)	$(362)	$13	$(656)
Other comprehensive earnings (loss) before reclassifications	(111)	—	34	(77)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	14	(48)	(34)
Balance at June 30, 2018	$(418)	$(348)	$(1)	$(767)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(1)	$—	$(4)	$(3)
Commodity contracts recorded in cost of sales	18	9	28	17
Currency exchange contracts recorded in selling, general and administrative	1	—	1	—
Cross-currency swaps recorded in selling, general and administrative	59	(71)	30	(84)
Cross-currency swaps recorded in interest expense	3	5	6	10
Total before tax effect	80	(57)	61	(60)
Tax benefit (expense) on amounts reclassified into earnings	(18)	13	(13)	(2)
Recognized gain (loss)	$62	$(44)	$48	$(62)

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	(10)	(8)	(19)	(17)
Total before tax effect	(10)	(8)	(19)	(17)
Tax benefit (expense) on amounts reclassified into earnings	3	3	5	6
Recognized gain (loss)	$(7)	$(5)	$(14)	$(11)

(a)	The pension components are included in the computation of net periodic benefit cost included in Note 16.

18.    Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. There were 2.1 million stock options granted in January 2018. These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options granted in January 2018, and options and SSARs granted in April 2017, and January 2017 have estimated weighted average fair values at the date of grant of $9.07 per share, $7.21 per share, and $8.54 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance the value realized by an employee will approximate the value estimated. The fair values were estimated using the following weighted average assumptions:

	January 2018		April 2017		January 2017

Expected dividend yield	1.03%		1.06%		0.68%
Expected stock price volatility	21.98%		18.89%		20.49%
Risk-free interest rate	2.47%		1.95%		2.07%
Expected life of options (in years)	6.10	years	5.94	years	5.94	years

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

During the first quarter of 2018 and 2017, the company’s board of directors granted 261,174 and 237,452 performance-contingent restricted stock units (PCEQs), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date is based on the company’s growth in economic value added (EVA®) dollars in excess of the EVA® dollars generated in the calendar year prior to the grant as the minimum threshold, and can range from zero to 200 percent of each participant’s assigned PCEQ award. If the minimum performance goals are not met, the PCEQ will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly and annual basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

19.    Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts; shares in thousands)	2018	2017	2018	2017

Net earnings attributable to Ball Corporation	$119	$99	$244	$167

Basic weighted average common shares	348,221	351,066	349,212	350,560
Effect of dilutive securities	6,683	7,913	7,064	7,946
Weighted average shares applicable to diluted earnings per share	354,904	358,979	356,276	358,506

Per basic share	$0.34	$0.28	$0.70	$0.48
Per diluted share	$0.34	$0.28	$0.68	$0.47

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 5 million for both the three and six months ended June 30, 2018.  The options excluded totaled 3 million and 5 million for the three and six months ended June 30, 2017, respectively.

20.    Financial Instruments and Risk Management

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

At June 30, 2018, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $784 million, of which $707 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that will occur within the next two years. Included in shareholders’ equity at June 30, 2018, within accumulated other comprehensive earnings (loss), is a net after-tax gain of $28 million associated with these contracts. A net after-tax gain of $27 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. At June 30, 2018, the company had outstanding interest rate swap and option contracts with notional amounts of approximately $1.1 billion paying fixed rates expiring within the next two years.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in its global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At June 30, 2018, the company had outstanding exchange rate forward and option contracts with notional amounts totaling approximately $2.15 billion. Approximately $1 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at June 30, 2018, the majority of which is expected to be recognized in the unaudited condensed consolidated statement of earnings during the next 12 months. The contracts outstanding at June 30, 2018, expire within the next two years.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk associated with foreign currency denominated intercompany debt incurred in 2016. Approximately $28 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at June 30, 2018, of which the amount expected to be recognized during the next 12 months is dependent upon changes in currency exchange rates. As of June 30, 2018, the fair value of the cross-currency swap was a $92 million loss. The contract expires within the next three years.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through March 2019 and that have a combined notional value of 2.6 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price has an insignificant impact on pretax earnings, net of the impact of related derivatives. As of June 30, 2018, the fair value of the swap was a $4 million loss.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s consolidated statements of cash flows. As of June 30, 2018, and December 31, 2017, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $9 million and $27 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of June 30, 2018, and December 31, 2017, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		June 30, 2018
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$40	$6	$46
Foreign currency contracts		1	23	24
Total current derivative contracts	Other current assets	$41	$29	$70

Commodity contracts		$3	$—	$3
Total noncurrent derivative contracts	Other noncurrent assets	$3	$—	$3

Liabilities:
Commodity contracts		$3	$4	$7
Foreign currency contracts		1	5	6
Interest rate and other contracts		—	4	4
Total current derivative contracts	Other current liabilities	$4	$13	$17

Commodity contracts		$2	$—	$2
Interest rate and other contracts		92	—	92
Total noncurrent derivative contracts	Other noncurrent liabilities	$94	$—	$94

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2017
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$46	$3	$49
Foreign currency contracts		5	10	15
Total current derivative contracts	Other current assets	$51	$13	$64

Commodity contracts		$6	$—	$6
Total noncurrent derivative contracts	Other noncurrent assets	$6	$—	$6

Liabilities:
Commodity contracts		$4	$4	$8
Foreign currency contracts		—	21	21
Interest rate and other contracts		—	2	2
Total current derivative contracts	Other current liabilities	$4	$27	$31

Interest rate and other contracts		$117	$3	$120
Total noncurrent derivative contracts	Other noncurrent liabilities	$117	$3	$120

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using a12-month LIBOR rate as the discount factor. Ball performs validations of its internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. Additionally, the company evaluates counterparty creditworthiness and, as of June 30, 2018, has not identified any circumstances requiring the reported values of its financial instruments to be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended June 30,
		2018		2017
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(1)	$—	$—	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	18	4	9	(4)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	1	68	—	(14)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	59	—	(71)	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	3	—	5	—
Equity contracts	Selling, general and administrative	—	(11)	—	13
Total		$80	$61	$(57)	$(5)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		Six Months Ended June 30,
		2018		2017
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(4)	$1	$(3)	$(2)
Commodity contracts - manage exposure to supplier pricing	Cost of sales	28	4	17	(3)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	1	57	—	(29)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	30	—	(84)	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	6	—	10	—
Equity contracts	Selling, general and administrative	—	(7)	—	10
Total		$61	$55	$(60)	$(24)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017

Amounts reclassified into earnings:
Commodity contracts	$(17)	$(9)	$(24)	$(14)
Cross-currency swap contracts	(62)	66	(36)	74
Currency exchange contracts	(1)	—	(1)	—
Change in fair value of cash flow hedges:
Commodity contracts	42	(28)	12	23
Interest rate contracts	—	—	—	1
Cross-currency swap contracts	71	(66)	32	(69)
Currency exchange contracts	(2)	2	(3)	1
Foreign currency and tax impacts	(2)	15	6	21
	$29	$(20)	$(14)	$37

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, we have received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $35 million in the aggregate and have been included in other current liabilities and other noncurrent liabilities at June 30, 2018.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The company’s senior notes are guaranteed on a full and unconditional guarantee joint and several basis by certain domestic subsidiaries of the company. Each of the guarantor subsidiaries is 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2018, and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017. The information for the three and six months ended June 30, 2017, has been retrospectively adjusted to reflect the addition of three new subsidiary guarantors of the company’s debt obligations in March 2018 and for transfers of ownership of group companies from a non-guarantor subsidiary to the parent. As part of the July 31, 2018, sale of the U.S. steel food and steel aerosol business, certain guarantor subsidiaries transferred to Ball Metalpack ceased to be guarantors of Ball’s debt obligations. This change will be reflected beginning in the third quarter of 2018. The unaudited condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,802	$1,515	$(216)	$3,101

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,524)	(1,176)	216	(2,484)
Depreciation and amortization	(2)	(52)	(124)	—	(178)
Selling, general and administrative	—	(73)	(54)	—	(127)
Business consolidation and other activities	(4)	(48)	(17)	—	(69)
Equity in results of subsidiaries	103	19	—	(122)	—
Intercompany	94	(110)	16	—	—
	191	(1,788)	(1,355)	94	(2,858)

Earnings (loss) before interest and taxes	191	14	160	(122)	243
Interest expense	(80)	4	(1)	—	(77)
Debt refinancing and other costs	—	—	—	—	—
Total interest expense	(80)	4	(1)	—	(77)
Earnings (loss) before taxes	111	18	159	(122)	166
Tax (provision) benefit	8	(15)	(39)	—	(46)
Equity in results of affiliates, net of tax	-	(5)	5	-	-
Net earnings (loss)	119	(2)	125	(122)	120
Less net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings (loss) attributable to Ball Corporation	$119	$(2)	$124	$(122)	$119

Comprehensive earnings (loss) attributable to Ball Corporation	$25	$(112)	$13	$99	$25

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$-	$1,492	$1,416	$(53)	$2,855

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,254)	(1,069)	53	(2,270)
Depreciation and amortization	(2)	(53)	(174)	—	(229)
Selling, general and administrative	(55)	(28)	(45)	—	(128)
Business consolidation and other activities	(14)	(11)	(16)	—	(41)
Equity in results of subsidiaries	148	4	—	(152)	—
Intercompany	81	(42)	(39)	—	—
	158	(1,384)	(1,343)	(99)	(2,668)

Earnings (loss) before interest and taxes	158	108	73	(152)	187
Interest expense	(68)	1	(7)	—	(74)
Debt refinancing and other costs	—	—	(1)	—	(1)
Total interest expense	(68)	1	(8)	—	(75)
Earnings (loss) before taxes	90	109	65	(152)	112
Tax (provision) benefit	9	(24)	(7)	—	(22)
Equity in results of affiliates, net of tax	—	5	5	—	10
Net earnings (loss)	99	90	63	(152)	100
Less net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings (loss) attributable to Ball Corporation	$99	$90	$62	$(152)	$99

Comprehensive earnings (loss) attributable to Ball Corporation	$(7)	$(16)	$(40)	$56	$(7)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Six Months Ended June 30, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$3,337	$2,947	$(398)	$5,886

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(2,830)	(2,289)	398	(4,721)
Depreciation and amortization	(3)	(104)	(251)	—	(358)
Selling, general and administrative	(34)	(114)	(91)	—	(239)
Business consolidation and other activities	(17)	(54)	(28)	—	(99)
Equity in results of subsidiaries	265	53	—	(318)	—
Intercompany	176	(152)	(24)	—	—
	387	(3,201)	(2,683)	80	(5,417)

Earnings (loss) before interest and taxes	387	136	264	(318)	469
Interest expense	(156)	7	(1)	—	(150)
Debt refinancing and other costs	(1)	—	—	—	(1)
Total interest expense	(157)	7	(1)	—	(151)
Earnings (loss) before taxes	230	143	263	(318)	318
Tax (provision) benefit	14	(32)	(62)	—	(80)
Equity in results of affiliates, net of tax	—	(2)	9	—	7
Net earnings	244	109	210	(318)	245
Less net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Ball Corporation	$244	$109	$209	$(318)	$244

Comprehensive earnings (loss) attributable to Ball Corporation	$133	$(4)	$97	$(93)	$133

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Six Months Ended June 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$2,779	$2,618	$(69)	$5,328

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(2,316)	(1,998)	69	(4,245)
Depreciation and amortization	(3)	(101)	(273)	—	(377)
Selling, general and administrative	(100)	(76)	(95)	—	(271)
Business consolidation and other activities	(64)	(5)	(27)	—	(96)
Equity in results of subsidiaries	270	11	—	(281)	—
Intercompany	162	(83)	(79)	—	—
	265	(2,570)	(2,472)	(212)	(4,989)

Earnings (loss) before interest and taxes	265	209	146	(281)	339
Interest expense	(134)	2	(10)	—	(142)
Debt refinancing and other costs	—	—	(1)	—	(1)
Total interest expense	(134)	2	(11)	—	(143)
Earnings (loss) before taxes	131	211	135	(281)	196
Tax (provision) benefit	36	(63)	(17)	—	(44)
Equity in results of affiliates, net of tax	—	8	10	—	18
Net earnings	167	156	128	(281)	170
Less net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Ball Corporation	$167	$156	$125	$(281)	$167

Comprehensive earnings (loss) attributable to Ball Corporation	$189	$153	$100	$(253)	$189

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	June 30, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$34	$1	$514	$—	$549
Receivables, net	10	507	1,496	—	2,013
Intercompany receivables	52	517	1,732	(2,301)	—
Inventories, net	—	497	760	—	1,257
Other current assets	35	42	129	—	206
Assets held for sale	—	849	1	—	850
Total current assets	131	2,413	4,632	(2,301)	4,875
Noncurrent assets
Property, plant and equipment, net	20	1,306	3,147	—	4,473
Investment in subsidiaries	10,546	3,818	(99)	(14,265)	—
Goodwill	—	1,191	3,325	—	4,516
Intangible assets, net	16	428	1,861	—	2,305
Other assets	168	281	917	—	1,366
Total assets	$10,881	$9,437	$13,783	$(16,566)	$17,535

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$135	$1	$40	$—	$176
Accounts payable	15	885	1,839	—	2,739
Intercompany payables	1,488	129	683	(2,300)	—
Accrued employee costs	14	145	97	—	256
Other current liabilities	166	123	269	—	558
Liabilities held for sale	—	225	—	—	225
Total current liabilities	1,818	1,508	2,928	(2,300)	3,954
Noncurrent liabilities
Long-term debt	7,160	1	10	—	7,171
Employee benefit obligations	323	825	304	—	1,452
Intercompany long-term notes	(2,307)	774	1,533	—	—
Deferred taxes	(113)	100	679	—	666
Other liabilities	111	50	136	—	297
Total liabilities	6,992	3,258	5,590	(2,300)	13,540

Common stock	1,120	2,523	5,305	(7,828)	1,120
Preferred stock	—	—	5	(5)	—
Retained earnings	5,199	4,344	3,163	(7,507)	5,199
Accumulated other comprehensive earnings (loss)	(767)	(688)	(386)	1,074	(767)
Treasury stock, at cost	(1,663)	—	—	—	(1,663)
Total Ball Corporation shareholders' equity	3,889	6,179	8,087	(14,266)	3,889
Noncontrolling interests	—	—	106	—	106
Total shareholders' equity	3,889	6,179	8,193	(14,266)	3,995
Total liabilities and shareholders' equity	$10,881	$9,437	$13,783	$(16,566)	$17,535

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	December 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$443	$—	$448
Receivables, net	3	260	1,371	—	1,634
Intercompany receivables	39	1,285	102	(1,426)	—
Inventories, net	—	673	853	—	1,526
Other current assets	9	48	88	—	145
Assets held for sale	—	4	1	—	5
Total current assets	56	2,270	2,858	(1,426)	3,758
Noncurrent assets
Property, plant and equipment, net	20	1,364	3,226	—	4,610
Investment in subsidiaries	8,639	3,885	470	(12,994)	—
Goodwill	—	1,545	3,388	—	4,933
Intangible assets, net	15	470	1,977	—	2,462
Other assets	185	282	939	—	1,406
Total assets	$8,915	$9,816	$12,858	$(14,420)	$17,169

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$351	$—	$102	$—	$453
Accounts payable	14	1,084	1,664	—	2,762
Intercompany payables	705	82	639	(1,426)	—
Accrued employee costs	28	182	142	—	352
Other current liabilities	170	111	259	—	540
Total current liabilities	1,268	1,459	2,806	(1,426)	4,107
Noncurrent liabilities
Long-term debt	6,504	—	14	—	6,518
Employee benefit obligations	333	811	319	—	1,463
Intercompany long-term notes	(3,172)	1,305	1,867	—	—
Deferred taxes	(109)	107	697	—	695
Other liabilities	150	50	140	—	340
Total liabilities	4,974	3,732	5,843	(1,426)	13,123

Common stock	1,084	2,463	4,286	(6,749)	1,084
Preferred stock	—	—	5	(5)	—
Retained earnings	4,987	4,196	2,893	(7,089)	4,987
Accumulated other comprehensive earnings (loss)	(656)	(575)	(274)	849	(656)
Treasury stock, at cost	(1,474)	—	—	—	(1,474)
Total Ball Corporation shareholders' equity	3,941	6,084	6,910	(12,994)	3,941
Noncontrolling interests	—	—	105	—	105
Total shareholders' equity	3,941	6,084	7,015	(12,994)	4,046
Total liabilities and shareholders' equity	$8,915	$9,816	$12,858	$(14,420)	$17,169

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(59)	$(120)	$613	$434

Cash flows from investing activities
Capital expenditures	(4)	(265)	(175)	(444)
Business dispositions, net of cash sold	(45)	—	—	(45)
Other, net	—	10	29	39
Cash provided by (used in) investing activities	(49)	(255)	(146)	(450)

Cash flows from financing activities
Long-term borrowings	1,425	1	—	1,426
Repayments of long-term borrowings	(835)	(1)	(4)	(840)
Net change in short-term borrowings	(111)	—	(54)	(165)
Proceeds from issuances of common stock, net of shares used for taxes	9	—	—	9
Acquisitions of treasury stock	(184)	—	—	(184)
Common stock dividends	(70)	—	—	(70)
Intercompany	(82)	377	(295)	—
Other, net	(11)	(1)	—	(12)
Cash provided by (used in) financing activities	141	376	(353)	164

Effect of exchange rate changes on cash	(4)	—	(46)	(50)

Change in cash, cash equivalents and restricted cash	29	1	68	98
Cash, cash equivalents and restricted cash – beginning of period	5	—	454	459
Cash, cash equivalents and restricted cash – end of period	$34	$1	$522	$557

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$219	$196	$(154)	$261

Cash flows from investing activities
Capital expenditures	(15)	(139)	(86)	(240)
Business dispositions, net of cash sold	—	31	—	31
Other, net	2	16	(16)	2
Cash provided by (used in) investing activities	(13)	(92)	(102)	(207)

Cash flows from financing activities
Long-term borrowings	290	—	—	290
Repayments of long-term borrowings	(325)	—	(236)	(561)
Net change in short-term borrowings	131	1	(41)	91
Proceeds from issuances of common stock, net of shares used for taxes	14	—	—	14
Acquisitions of treasury stock	(3)	—	—	(3)
Common stock dividends	(58)	—	—	(58)
Intercompany	(252)	(92)	344	—
Other, net	—	(1)	—	(1)
Cash provided by (used in) financing activities	(203)	(92)	67	(228)

Effect of exchange rate changes on cash	—	—	8	8

Change in cash, cash equivalents and restricted cash	3	12	(181)	(166)
Cash, cash equivalents and restricted cash – beginning of period	1	(10)	616	607
Cash, cash equivalents and restricted cash – end of period	$4	$2	$435	$441

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

Consolidated Sales and Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017

Net sales	$3,101	$2,855	$5,886	$5,328
Net earnings attributable to Ball Corporation	119	99	244	167
Net earnings attributable to Ball Corporation as a % of consolidated net sales	4%	3%	4%	3%

Sales in the three months ended June 30, 2018, increased compared to the same period in 2017 primarily as a result of increased metal input prices, higher prices and favorable product mix for our North and Central America segment, favorable product mix for our South America segment, favorable foreign exchange rates and increased sales in the aerospace segment. Net earnings for the three months ended June 30, 2018, increased compared to the same period in 2017 primarily due to increased earnings related to higher volumes, higher pricing, favorable manufacturing performance, favorable foreign exchange rates and the absence of catch-up depreciation and amortization as realized in the prior year, partially offset by higher tax expense and higher business consolidation and other charges.

Sales in the six months ended June 30, 2018, increased compared to the same period in 2017 primarily as a result of increased sales volumes for our South America and Europe segments, higher pricing and favorable product mix for our North and Central America segment, favorable product mix for our South America segment, favorable foreign exchange rate changes and increased sales in the aerospace segment. Net earnings for the six months ended June 30, 2018, increased compared to the same period in 2017 due to higher sales volumes in our South America segment and favorable manufacturing performance, partially offset by higher tax and interest expense.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,484 million and $4,721 million for the three and six months ended June 30, 2018, respectively, compared to $2,270 million and $4,245 million for the same periods in 2017. These amounts represented 80 percent of consolidated net sales for the three and six months ended June 30, 2018 and 2017.

Depreciation and Amortization

Depreciation and amortization expense was $178 million and $358 million for the three and six months ended June 30, 2018, respectively, compared to $229 million and $377 million for the same periods in 2017.  These amounts represented 6 percent of consolidated net sales for both the three and six months ended June 30, 2018, and 8 percent and 7 percent for the same periods in 2017. During the three months ended June 30, 2017, the company finalized the fair values of the assets acquired in the Rexam acquisition resulting in higher depreciation and amortization. As a result, depreciation and amortization for the three months ended June 30, 2017, included a cumulative catch-up of $58 million, of which $39 million was related to the six months ended December 31, 2016, and $19 million related to the three months ended March 31, 2017.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $127 million and $239 million for the three and six months ended June 30, 2018, respectively, compared to $128 and $271 million for the same periods in 2017. These amounts represented 4 percent of consolidated net sales for each of the three and six months ended June 30, 2018, and 4 percent and 5 percent for the same periods in each of 2017. Contributing to the lower SG&A expenses in 2018 were reduced employee compensation plan costs, favorable currency exchange rate effects and lower costs due to office closures and other cost-out initiatives implemented by the company in relation to the acquired Rexam business.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $69 million and $99 million for the three and six months ended June 30, 2018, respectively, compared to $41 million and $96 million for the same period in 2017. These amounts represented 2 percent of consolidated net sales for each of the three and six months ended June 30, 2018, and 1 percent and 2 percent for the same periods in 2017. The increase for the three and six months ended June 30, 2018, was primarily due to the loss on transfer of assets that were held for sale as of June 30, 2018, partially offset by lower restructuring costs for plant closures.

Interest Expense

Total interest expense was $77 million and $151 million for the three and six months ended June 30, 2018, respectively, compared to $75 million and $143 million for the same periods in 2017. Interest expense as a percentage of average monthly borrowings was 4 percent for each of the three and six months ended June 30 of both 2018 and 2017.

Income Taxes

The effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year. The effective income tax rate for the three and six months ended June 30, 2018, respectively, was 27.7 percent and 25.2 percent compared to 19.6 percent and 22.4 percent for the same periods in 2017. The increase of 8.1 percentage points and 2.8 percentage points for the three and six months ended June 30, 2018, respectively, was primarily due to the new U.S. tax on global low-tax intangible income (GILTI), as well as the revaluation in 2018 of deferred tax assets in Brazil due to fluctuations in foreign currency exchange rates.

As compared to the statutory tax rate, the effective tax rate for the three and six months ended June 30, 2018, was increased by 4.1 percentage points and 2.1 percentage points, respectively, for the revaluation of deferred tax assets in Brazil due to fluctuations in foreign currency exchange rates.  Also, as compared to the statutory tax rate, the effective tax rate for the three and the six months ended June 30, 2018, was reduced by 1.3 percentage points and 2.8 percentage points, respectively, for the discrete impact of share-based compensation payments, increased by 1.9 percentage points and 2.6 percentage points, respectively, for the impact of GILTI and, after taking into account the recently reduced U.S. tax rate, an increase of 2.0 percentage points and 2.4 percentage points, respectively, for the foreign tax rate differential versus the U.S. tax rate.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the five reportable segments discussed below.

On July 31, 2018, Ball sold its U.S. steel food and steel aerosol packaging business and formed a joint venture, Ball Metalpack. In exchange for the sale of these assets, Ball received approximately $600 million in after-tax cash proceeds, subject to customary closing adjustments, as well as 49 percent ownership of Ball Metalpack, which will be reported as an equity method investment within other assets on Ball’s unaudited condensed consolidated balance sheets. At June 30, 2018, these assets and liabilities are presented as held for sale on the unaudited condensed consolidated balance sheets.

Beginning in the third quarter 2018, the remaining global aluminum aerosol and Argentine steel aerosol businesses of the legacy food and aerosol packaging segment will be reported as a non-reportable segment within Other in the tables of this section. For comparative periods, the entire former food and aerosol packaging reportable segment will be reported as a non-reportable segment within Other in the tables of this section.

Beverage Packaging, North and Central America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017

Net sales	$1,241	$1,151	$2,276	$2,100

Comparable operating earnings	$157	$156	$270	$279
Business consolidation and other activities (a)	1	(7)	(2)	(11)
Amortization of acquired Rexam intangibles	(6)	(10)	(16)	(16)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	(6)	—	(6)
Total segment earnings	$152	$133	$252	$246
Comparable operating earnings as a % of segment net sales	13%	14%	12%	13%

(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.
(b)

Catch-up depreciation and amortization of $6 million related to the six months ended December 31, 2016, was recorded during the three months ended June 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisitions.

The beverage packaging, North and Central America, segment consists of operations located in the U.S., Canada and Mexico that manufacture aluminum containers used in beverage packaging in those countries. In 2017, the company announced that the Birmingham, Alabama; Chatsworth, California; and Longview, Texas, beverage packaging plants will cease production in 2018. In order to serve growing customer demand for specialty cans in the southwestern U.S., the company constructed a multi-line beverage packaging facility in Goodyear, Arizona, which began production in the second quarter of 2018. Our beverage can manufacturing facilities in Reidsville, North Carolina, and Birmingham, Alabama, ceased production at the end of June 2017 and June 2018, respectively, and the beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, are expected to cease production by the end of the third quarter of 2018.

Segment sales for the three and six months ended June 30, 2018, respectively, were $90 million and $176 million higher compared to the same periods in 2017.  The increase for the three months ended June 30, 2018, was primarily due to higher metal input prices of $63 million, higher pricing, favorable sales mix, and other pass-through items, partially offset by lower volumes. The increase for the six months ended June 30, 2018, was primarily due to higher metal input prices of $121 million, higher pricing, favorable sales mix, and other pass-through items, partially offset by lower volumes.We cannot predict future changes in metal input prices and beverage can sales volumes.

Comparable operating earnings were relatively flat for the three months ended June 30, 2018.  Comparable operating earnings for the six months ended June 30, 2018, were $9 million lower compared to the same period in 2017, primarily due to higher freight and other costs associated with our multi-plant network optimization program, plant start-up costs and lower sales volumes, partially offset by savings from the 2017 Reidsville plant closure.

Beverage Packaging, South America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017

Net sales	$379	$349	$838	$720

Comparable operating earnings	$66	$69	$164	$127
Business consolidation and other activities (a)	(1)	(3)	(1)	—
Amortization of acquired Rexam intangibles	(14)	(21)	(28)	(29)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	(14)	—	(14)
Total segment earnings	$51	$31	$135	$84
Comparable operating earnings as a % of segment net sales	17%	20%	20%	18%

(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.
(b)

Catch-up depreciation and amortization of $14 million related to the six months ended December 31, 2016, was recorded during the three months ended June 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisitions

The beverage packaging, South America, segment consists of operations located in Brazil, Argentina and Chile that manufacture aluminum containers used in beverage packaging across South America. To support contracted volumes for aluminum beverage packaging across Paraguay, Argentina and Bolivia, the company plans to construct a one-line beverage can and end manufacturing plant in Paraguay, and to add capacity to our Buenos Aires, Argentina, and Santiago, Chile, facilities. The Paraguay plant is expected to begin production in the second half of 2019.  The company ceased operations at the Cuiabá, Brazil, beverage packaging plant in July 2018 and expects to relocate equipment from the Cuiabá plant to our other existing facilities in South America.

Segment sales for the three and six months ended June 30, 2018, respectively, were $30 million and $118 million higher compared to the same periods in 2017. The increase for the three months ended June 30, 2018, was primarily due to higher can and end volumes of $60 million, which was partially offset by regional pricing pressures and the loss of 11 days of sales resulting from a Brazilian trucking labor strike.  The increase for the six months ended June 30, 2018, was primarily related to higher can and end volumes of $118 million, favorable product mix and additional revenue from the end sales agreement with the divested business, partially offset by regional pricing pressures and the loss of 11 days of sales resulting from a Brazilian trucking labor strike.

Comparable operating earnings for the three and six months ended June 30, 2018, respectively, were $3 million lower and $37 million higher compared to the same periods in 2017.  The decrease for the three months ended June 30, 2018, was primarily due to the loss of 11 days of sales resulting from a Brazilian trucking labor strike, which were partially offset by increased can and end volumes.  The increase for the six months ended June 30, 2018, was primarily related to the end sales agreement with the business divested in 2016, an increase in can and end volumes, and favorable manufacturing performance, partially offset by regional pricing pressures.

Beverage Packaging, Europe

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017

Net sales	$703	$665	$1,312	$1,173

Comparable operating earnings	$75	$63	$135	$110
Business consolidation and other activities (a)	(4)	(4)	(14)	(7)
Amortization of acquired Rexam intangibles	(18)	(19)	(36)	(34)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	(18)	—	(18)
Total segment earnings	$53	$22	$85	$51
Comparable operating earnings as a % of segment net sales	11%	9%	10%	9%

(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.
(b)

Catch-up depreciation and amortization of $18 million related to the six months ended December 31, 2016, was recorded during the three months ended June 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisitions

The beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe, including Russia. To support growth for beverage cans in the Iberian Peninsula, the company constructed a two-line, aluminum beverage can manufacturing facility near Madrid, Spain, with a majority of the facility’s capacity secured under a long-term customer contract. The facility began initial commercial production on one line in July 2018 and will produce multiple can sizes once it is fully operational. In the third quarter of 2017, our beverage packaging container and end production facilities in Recklinghausen, Germany, ceased production.

Segment sales for the three and six months ended June 30, 2018, respectively, were $38 million and $139 million higher compared to the same periods in 2017. The increase in sales for the three and six months ended June 30, 2018, respectively, was primarily related to favorable currency exchange rates and higher sales volumes.  The impact of favorable currency exchange rates was approximately $93 million for the six months ended June 30, 2018.

Comparable operating earnings for the three and six months ended June 30, 2018, respectively, were $12 million and $25 million higher compared to the same periods in 2017. The increase for the three and six months ended June 30, 2018, respectively, was primarily due to increased sales volumes, favorable currency exchange rates and operational efficiencies from plant network optimization, partially offset by higher costs and a continuation of previously contracted price decreases. The results for the three months ended June 30, 2018, also benefitted in comparison to prior year from the effect on the prior year results of $8 million of catch-up depreciation recorded in the second quarter of 2017 related to the first quarter.

Food and Aerosol Packaging

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017

Net sales	$304	$274	$579	$546

Comparable operating earnings	$32	$25	$55	$46
Business consolidation and other activities (a)	(47)	(1)	(47)	9
Total segment earnings	$(15)	$24	$8	$55
Comparable operating earnings as a % of segment net sales	11%	9%	9%	8%

(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The food and aerosol packaging segment consists of operations located in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food and aerosol containers, extruded aluminum aerosol containers and slugs. In March 2017, we sold our paint and general line can facility in Hubbard, Ohio. Our food and aerosol packaging flat sheet production and end-making facility in Weirton, West Virginia, ceased production in the second quarter of 2017.

On July 31, 2018, Ball sold its U.S. steel food and steel aerosol packaging business and formed a joint venture, Ball Metalpack. See footnote 4 for further details. Effective July 1, 2018, the Argentine tinplate business will be accounted for as operating in a highly inflationary economy, which is not expected to have a material impact on the consolidated financial statements.

Segment sales for the three and six months ended June 30, 2018, respectively, were $30 million and $33 million higher compared to the same periods in 2017 due to the effect of higher metal input prices and favorable currency exchange rates.

Comparable operating earnings for the three and six months ended June 30, 2018, respectively, were $7 million and $9 million higher compared to the same periods in 2017 primarily due to improved manufacturing performance and lower operating costs.

Aerospace

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017

Net sales	$290	$257	$554	$493
Comparable operating earnings	24	26	49	47
Comparable operating earnings as a % of segment net sales	8%	10%	9%	10%

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales for the three and six months ended June 30, 2018, respectively, were $33 million and $61 million higher compared to the same periods in 2017 and comparable operating earnings were $2 million lower and $2 million higher for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The changes in sales for the three and six months ended June 30, 2018, respectively, were primarily the result of an increase in sales from significant U.S. national defense contracts.  Comparable operating earnings for the three and six months ended June 30, 2018, were relatively flat.

The aerospace sales contract mix for the six months ended June 30, 2018, consisted of 68 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 29 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $1.86 billion at June 30, 2018, compared to $1.75 billion at December 31, 2017. The backlog at June 30, 2018, consisted of 75 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges recorded for business consolidation and other activities were based on estimates by management and were developed from information available at the time the amounts were recognized. If actual outcomes vary from these estimates, the differences will be reflected in current period earnings in the statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation and other activities, as well as the associated costs, are provided in Note 6 to the unaudited condensed consolidated financial statements included within Item 1 of this report on Form 10-Q.

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017

Net earnings attributable to Ball Corporation	$119	$99	$244	$167
Add: Net earnings attributable to noncontrolling interests	1	1	1	3
Net earnings	120	100	245	170
Less: Equity in results of affiliates, net of tax	—	(10)	(7)	(18)
Add: Tax provision (benefit)	46	22	80	44
Earnings before taxes, as reported	166	112	318	196
Add: Total interest expense	77	75	151	143
Earnings before interest and taxes	243	187	469	339
Add: Business consolidation and other activities	69	41	99	96
Add: Amortization of acquired Rexam intangibles	40	51	84	83
Add: Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (a)	—	39	—	39
Comparable operating earnings	$352	$318	$652	$557

(a)

Catch-up depreciation and amortization of $39 million related to the six months ended December 31, 2016, was recorded during the three months ended June 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisitions

Our calculation of comparable net earnings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2018	2017	2018	2017

Net earnings attributable to Ball Corporation	$119	$99	$244	$167
Add: Business consolidation and other activities	69	41	99	96
Add: Amortization of acquired Rexam intangibles	40	51	84	83
Add: Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (a)	—	39	—	39
Add: Debt refinancing and other costs	—	1	1	1
Less: Noncomparable taxes	(21)	(41)	(41)	(59)
Comparable net earnings	$207	$190	$387	$327

Per diluted share, as reported	$0.34	$0.28	$0.68	$0.47
Per diluted share, comparable basis	$0.58	$0.53	$1.09	$0.91

Weighted average diluted shares outstanding (000s)

(a)

Catch-up depreciation and amortization of $39 million related to the six months ended December 31, 2016, was recorded during the three months ended June 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisitions.

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

	Six Months Ended June 30,
($ in millions)	2018	2017

Cash flows provided by (used in) operating activities	$434	$261
Cash flows provided by (used in) investing activities	(450)	(207)
Cash flows provided by (used in) financing activities	164	(228)

Cash flows provided by operations were higher in 2018 compared to 2017, primarily due to higher earnings and lower pension contributions, partially offset by higher working capital outflows. The impact of changes in working capital on operating cash flows for the six months ended June 30, 2018, was $353 million. Excluding the impact of the new revenue recognition standard and the transfer of U.S food and steel aerosol assets and liabilities to held for sale, receivables increased by $166 million as increased sales and growth in taxes and other amounts receivable outweighed flat days sales outstanding. Inventory increased by $194 million as cost of sales increased and seasonal inventory build slightly increased days inventory outstanding (from 61 to 63). Days payable outstanding decreased slightly during the six months (from 110 to 108), the effect of which was offset by the increase in cost of sales leading to an increase in payables of $175 million. Accrued employee costs also decreased during the six months by $86 million.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $977 million at June 30, 2018. A total of $139 million and $439 million were available for sale under such programs as of June 30, 2018, and December 31, 2017, respectively.

Contributions to the company’s defined benefit pension plans, not including unfunded German, Swedish and certain U.S. plans, were $4 million in the first six and months of 2018 compared to $110 million in the first six months of 2017 and are expected to be in the range of $45 million for the full year of 2018. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German, Swedish and certain U.S. plans were $10 million in the first six months of 2018 compared to $12 million in the first six months of 2017 and are expected to be in the range of $21 million for the full year of 2018.

We expect 2018 capital expenditures for property, plant and equipment to be in the range of $700 million, and approximately $370 million was contractually committed as of June 30, 2018. Capital expenditures are expected to be funded by cash flows from operations.

As of June 30, 2018, approximately $513 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that limit the ability to convert into other currencies Egyptian pounds held by the company in Egypt with a U.S. dollar equivalent value of $41 million. The company believes its U.S. operating cash flows, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. With the introduction of a modified territorial tax system in the recently enacted U.S. Tax Cuts and Jobs Act, the company is currently reviewing its previously stated intent to permanently reinvest these foreign amounts outside the U.S. As the company does not believe a reasonable estimate of the impact of the U.S. Tax Cuts and Jobs Act on its indefinite reinvestment assertion can be determined at present, no provisional estimate is recorded in the financial statements for the period ended June 30, 2018. When either a reasonable estimate or the final determination becomes available, the impact will be recorded in that same reporting period. The final determination will be made and the impact will be recorded no later than December 2018.

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

Share Repurchases

The company’s share repurchases, net of issuances, totaled $175 million of net repurchases during the six months ended June 30, 2018, compared to $11 million of net issuances during the same period of 2017. Share repurchases are completed using cash on hand and available borrowings and are expected to approach $700 million, net of issuances, for the full year 2018.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of  $7.3 billion and $7.0 billion was outstanding at June 30, 2018, and December 31, 2017, respectively.

At June 30, 2018, taking into account outstanding letters of credit, approximately $1 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $905 million of short-term uncommitted credit facilities available as of June 30, 2018, of which $167 million was outstanding and due on demand. At December 31, 2017, the company had $340 million outstanding under short-term uncommitted credit facilities.

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

We were in compliance with all loan agreements at June 30, 2018, and for all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a leverage ratio (as defined) of no greater than 4.25 times at June 30, 2018. As of June 30, 2018, approximately $1.6 billion of the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities are available without violating our existing debt covenants. Additional details regarding our debt are available in Note 14 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 21 and 22 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The company is routinely subject to litigation incident to operating its businesses, and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites, including in respect of sites related to alleged activities of certain Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company. Details of the company’s legal proceedings are included in Note 21 to the consolidated financial statements within Item 8 of the company’s Current Report on Form 8-K filed on March 6, 2018.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases and the company’s deferred compensation stock plan, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2017 annual report filed on February 28, 2018, and in Note 20 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. Other than the items described below, there were no material changes to internal controls during the company’s first six months of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the second quarter of 2018, except as discussed in Note 21 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.  Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s Current Report on Form 8-K filed on March 6, 2018, for the year ended December 31, 2017.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the second quarter of 2018.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1 to April 30, 2018	1,407,598	$40.12	1,407,598	24,821,565
May 1 to May 31, 2018	1,579,049	38.43	1,579,049	23,242,516
June 1 to June 30, 2018	1,232,565	35.56	1,232,565	22,009,951
Total	4,219,212	38.15	4,219,212

(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)

The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On April 25, 2018, the Board authorized the repurchase by the company of up to a total of 25 million shares. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended June 30, 2018.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended June 30, 2018.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	August 3, 2018