Form 10-Q
period 2018-09-30
BALL Corp
filed 2018-11-02
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock, without par value	339,191,207 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2018	2017	2018	2017

Net sales	$2,946	$2,908	$8,832	$8,236

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,362)	(2,338)	(7,083)	(6,583)
Depreciation and amortization	(171)	(162)	(529)	(539)
Selling, general and administrative	(113)	(127)	(352)	(398)
Business consolidation and other activities	(32)	(157)	(131)	(253)
	(2,678)	(2,784)	(8,095)	(7,773)

Earnings before interest and taxes	268	124	737	463

Interest expense	(76)	(74)	(226)	(216)
Debt refinancing and other costs	—	—	(1)	(1)
Total interest expense	(76)	(74)	(227)	(217)

Earnings before taxes	192	50	510	246
Tax (provision) benefit	(140)	(4)	(220)	(48)
Equity in results of affiliates, net of tax	7	5	14	23
Net earnings	59	51	304	221
Net earnings attributable to noncontrolling interests	—	(3)	(1)	(6)
Net earnings attributable to Ball Corporation	$59	$48	$303	$215

Earnings per share:
Basic	$0.17	$0.14	$0.87	$0.61
Diluted	$0.17	$0.13	$0.86	$0.60

Weighted average shares outstanding: (000s)
Basic	342,982	350,327	347,113	350,481
Diluted	349,709	358,556	353,755	358,492

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017

Net earnings	$59	$51	$304	$221

Other comprehensive earnings (loss):
Foreign currency translation adjustment	(47)	3	(157)	16
Pension and other postretirement benefits	49	19	68	1
Effective financial derivatives	(28)	(7)	(48)	9
Total other comprehensive earnings (loss)	(26)	15	(137)	26
Income tax (provision) benefit	(7)	(20)	(7)	(9)
Total other comprehensive earnings (loss), net of tax	(33)	(5)	(144)	17

Total comprehensive earnings (loss)	26	46	160	238
Comprehensive (earnings) loss attributable to noncontrolling interests	—	(4)	(1)	(7)
Comprehensive earnings (loss) attributable to Ball Corporation	$26	$42	$159	$231

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2018	2017

Assets
Current assets
Cash and cash equivalents	$598	$448
Receivables, net	1,872	1,634
Inventories, net	1,243	1,526
Other current assets	147	150
Total current assets	3,860	3,758
Noncurrent assets
Property, plant and equipment, net	4,508	4,610
Goodwill	4,497	4,933
Intangible assets, net	2,247	2,462
Other assets	1,358	1,406
Total assets	$16,470	$17,169

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$150	$453
Accounts payable	2,953	2,762
Accrued employee costs	260	352
Other current liabilities	450	540
Total current liabilities	3,813	4,107
Noncurrent liabilities
Long-term debt	6,523	6,518
Employee benefit obligations	1,421	1,463
Deferred taxes	672	695
Other liabilities	296	340
Total liabilities	12,725	13,123

Shareholders' equity
Common stock (672,699,383 shares issued - 2018; 670,576,215 shares issued - 2017)	1,142	1,084
Retained earnings	5,224	4,987
Accumulated other comprehensive earnings (loss)	(800)	(656)
Treasury stock, at cost (332,017,564 shares - 2018; 320,694,598 shares - 2017)	(1,926)	(1,474)
Total Ball Corporation shareholders' equity	3,640	3,941
Noncontrolling interests	105	105
Total shareholders' equity	3,745	4,046
Total liabilities and shareholders' equity	$16,470	$17,169

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2018	2017

Cash Flows from Operating Activities
Net earnings	$304	$221
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	529	539
Business consolidation and other activities	131	253
Deferred tax provision (benefit)	103	—
Other, net (a)	72	(229)
Changes in working capital components, net of dispositions	(112)	(40)
Cash provided by (used in) operating activities (a)	1,027	744
Cash Flows from Investing Activities
Capital expenditures	(616)	(404)
Business dispositions, net of cash sold	551	31
Other, net	50	3
Cash provided by (used in) investing activities	(15)	(370)
Cash Flows from Financing Activities
Long-term borrowings	1,475	440
Repayments of long-term borrowings	(1,531)	(909)
Net change in short-term borrowings	(189)	220
Proceeds from issuances of common stock, net of shares used for taxes	25	18
Acquisitions of treasury stock	(464)	(103)
Common stock dividends	(104)	(93)
Other, net	(13)	(2)
Cash provided by (used in) financing activities	(801)	(429)

Effect of exchange rate changes on cash	(59)	11

Change in cash, cash equivalents and restricted cash (a)	152	(44)
Cash, cash equivalents and restricted cash - beginning of period (a)	459	607
Cash, cash equivalents and restricted cash - end of period (a)	$611	$563

(a)	Amounts in 2017 have been retrospectively adjusted to reflect the adoption of new accounting guidance that was effective January 1, 2018. See Notes 2 and 7 for further details.

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

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue from Contracts with Customers

On January 1, 2018, Ball adopted Accounting Standard Codification 606, “Revenue from Contracts with Customers,” and all related amendments (collectively, the new revenue standard) applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. The cumulative effect of initially applying the new revenue standard was recognized as an adjustment to the company’s retained earnings balance as of January 1, 2018. Comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

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

In accordance with the disclosure requirements of the new revenue standard, the impact of adoption on our consolidated statement of earnings and balance sheet was as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
($ in millions, except per share amounts)	As Reported	Balances Without Adoption	Effect of Change Higher (Lower)	As Reported	Balances Without Adoption	Effect of Change Higher (Lower)

Net sales	$2,946	$2,985	$(39)	$8,832	$8,880	$(48)
Cost of sales (excluding depreciation and amortization)	(2,362)	(2,393)	31	(7,083)	(7,121)	38
Earnings before interest and taxes	268	276	(8)	737	747	(10)
Tax (provision) benefit	(140)	(143)	3	(220)	(222)	2
Net earnings attributable to Ball Corporation	59	64	(5)	303	311	(8)
Basic earnings per share	0.17	0.19	(0.02)	0.87	0.90	(0.03)
Diluted earnings per share	0.17	0.18	(0.01)	0.86	0.88	(0.02)

	September 30, 2018
($ in millions)	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)

Assets
Receivables, net	$1,872	$1,622	$250
Inventories, net	1,243	1,444	(201)
Other current assets	147	153	(6)
Liabilities
Other current liabilities	450	442	8
Deferred taxes	672	667	5
Shareholders' equity
Retained earnings	5,224	5,195	29
Accumulated other comprehensive earnings (loss)	(800)	(801)	1

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following summarizes the significant changes to the company’s unaudited condensed consolidated statement of earnings and consolidated balance sheet as a result of the new revenue standard adopted on January 1, 2018, compared to if the company had continued to recognize sales under the previous revenue recognition guidance:

•

For the metal beverage packaging segments and, to a lesser extent, in our non-reportable segment that manufactures aerosol packaging, the new revenue standard accelerated the recognition of certain sales to be over time such that a portion of sales was recognized prior to shipment or delivery of goods. The accelerated recognition of sales also caused the company’s inventory to decrease with an offsetting increase to unbilled receivables to the extent the amounts had not yet been invoiced to the customer and right to payment was unconditional.

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

Pension and Postretirement Benefit Costs

In March 2017, amendments to existing accounting guidance were issued to change the presentation of net periodic pension cost and net periodic postretirement benefit cost. Employers are required to report the service cost component in the same line item as other compensation costs arising from services rendered by the associated employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments also permit only the service cost component of net benefit cost to be eligible for capitalization. This guidance was adopted by the company on January 1, 2018, and the capitalization of the service cost component was applied on a prospective basis. Curtailment and settlement losses are reported by the company in business consolidation and other activities. All other non-service components are immaterial and are presented in selling, general and administrative (SG&A) expenses beginning in 2018. These non-service costs were reported in both cost of sales and SG&A in prior periods; however, due to immateriality in all prior periods presented, no retrospective adjustments were considered necessary.  Such costs were $4 million and $16 million for the three and nine months ended September 30, 2017, respectively, and $21 million for the full year 2017.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Statement of Cash Flows

In November 2016, accounting guidance was issued requiring the statement of cash flows to reconcile the change in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. This guidance was applied retrospectively on January 1, 2018, and the impact on the 2017 statement of cash flow was not material. The impact on the 2016 statement of cash flows was material due to approximately $2 billion of restricted cash held by the company at December 31, 2015, in an acquisition escrow account. In July 2016, the funds in the escrow account were used to pay a portion of the cash component of the acquisition price of Rexam. The impact on the statement of cash flows for the nine months ended September 30, 2017, was a $3 million reduction in cash flows from operating activities.

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

New Accounting Guidance

Derivatives and Hedging

In October 2018, amendments to existing accounting guidance were issued to permit use of the overnight index swap (OIS) rate based on the secured overnight finance rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. This guidance is effective for Ball on January 1, 2019, and is not expected to have a material effect on the company’s consolidated financial statements.

Cloud Computing Arrangements

In August 2018, amendments to existing accounting guidance were issued to clarify the accounting for implementation costs for cloud computing arrangements.  The amendments specify that existing guidance for capitalizing implementation costs incurred to develop or obtain internal-use software applies to capitalizing implementation costs incurred in a hosting arrangement that is a service contract. The guidance is effective for Ball on January 1, 2020, and the company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

Fair Value Measurements and Pension and Postretirement Benefit Costs

In August 2018, amendments to existing accounting guidance were issued to simplify financial statement disclosures related to defined benefit plans and fair value measurements. This guidance is effective for Ball on January 1, 2020, and is not expected to have a material effect on the company’s consolidated financial statements.

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

In July 2018, targeted improvements were issued to provide an additional optional transition method that would allow entities to apply the new leases standard upon adoption by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This option is in addition to the existing modified retrospective transition method that requires entities to apply the new standard at the beginning of the earliest period presented in the financial statements. Ball is electing this additional transition approach and will apply the new standard as of January 1, 2019 rather than the earliest comparative period presented. Additionally, the amendments included a lessor-specific practical expedient, by underlying asset class, to not separate nonlease components from the associated lease components, similar to the practical expedient already made available by the standard to lessees. The lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both of the following are true: (1) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. Codification improvements were also were issued on a variety of topics within the new leases standard, which represent minor corrections or improvements and are not expected to have a significant impact on accounting practices.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

We have established a cross-functional implementation team, which includes representatives from all of our business segments. We are utilizing a bottoms-up approach to analyze the impact of the new standard by reviewing our current lease population, including completeness, to identify potential accounting, data and other operational changes that might be required under the new guidance. In addition, we are implementing the required changes to our business processes, systems and controls to support recognition and disclosure upon adoption. This includes enhancing processes and controls for identifying leases, centralizing the accounting for leases, and implementing a system to calculate the accounting impact for the lease standard. The guidance will be effective for Ball on January 1, 2019, and it is expected that a material amount of lease assets and liabilities will be recorded on our consolidated balance sheet.

3.     Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments outlined below:

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

As presented in the table below, Other consists of  non-reportable segments located in Africa, Middle East and Asia (beverage packaging, AMEA) and Asia Pacific (beverage packaging, Asia) that manufacture and sell metal beverage containers; a non-reportable segment that manufactures and sells aerosol containers, extruded aluminum aerosol containers and aluminum slugs  (aerosol packaging);  undistributed corporate expenses; intercompany eliminations and other business activities.

The accounting policies of the segments are the same as those in the consolidated financial statements and are discussed in Note 1. The company also has investments in operations in Guatemala, Panama, South Korea, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

On July 31, 2018, Ball sold its U.S. steel food and steel aerosol packaging business and formed a joint venture, Ball Metalpack. After the sale, Ball’s 49 percent ownership of Ball Metalpack's financial results is reported in equity in results of affiliates, net of tax, within Ball's consolidated statements of earnings. The financial results of Ball’s remaining non-reportable aerosol packaging segment are reported within Other in the table below.  As a result of the sale of the U.S. steel food and steel aerosol business, the results of operations for 2018 and prior year comparative periods of the entire former food and aerosol packaging reportable segment are included as a non-reportable segment within Other in the segment table below.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017

Net sales
Beverage packaging, North and Central America	$1,237	$1,080	$3,513	$3,180
Beverage packaging, South America	391	425	1,229	1,145
Beverage packaging, Europe	683	651	1,995	1,824
Aerospace	283	241	837	734
Reportable segment sales	2,594	2,397	7,574	6,883
Other	352	511	1,258	1,353
Net sales	$2,946	$2,908	$8,832	$8,236

Comparable operating earnings
Beverage packaging, North and Central America	$153	$121	$423	$400
Beverage packaging, South America	71	78	235	205
Beverage packaging, Europe	84	74	219	184
Aerospace	26	23	75	70
Reportable segment comparable operating earnings	334	296	952	859
Reconciling items
Other (a)	6	17	40	11
Business consolidation and other activities	(32)	(157)	(131)	(253)
Amortization of acquired Rexam intangibles	(40)	(37)	(124)	(120)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	—	5	—	(34)
Earnings before interest and taxes	268	124	737	463
Interest expense	(76)	(74)	(226)	(216)
Debt refinancing and other costs	—	—	(1)	(1)
Total interest expense	(76)	(74)	(227)	(217)
Earnings before taxes	$192	$50	$510	$246

(a)

Includes undistributed corporate expenses, net, of $21 million and $29 million for the three months ended September 30, 2018 and 2017, respectively, and $64 million and $106 million for the nine months ended September 30, 2018 and 2017, respectively.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

On July 31, 2018, Ball sold its U.S. steel food and steel aerosol packaging business and formed a joint venture, Ball Metalpack. In exchange for the sale of this business, Ball received approximately $600 million of cash proceeds, subject to customary closing adjustments, as well as a 49 percent ownership interest in Ball Metalpack, which is reported in other assets as an equity method investment on Ball’s unaudited condensed consolidated balance sheets. This transaction enhances our ability to return additional value to shareholders via share repurchases.

Ball recorded a loss of $38 million upon completion of the sale. This  loss was recorded in business consolidation and other activities in the unaudited condensed consolidated statement of earnings.

The assets sold included nine plants that manufacture and sell steel food and steel aerosol containers. The manufacturing plants were located in Canton and Columbus, Ohio; Milwaukee and Deforest, Wisconsin; Chestnut Hill, Tennessee; Horsham, Pennsylvania; Springdale, Arkansas; and Oakdale, California.

In connection with the sale of the U.S. steel food and steel aerosol business, the company entered into an agreement to supply metal to Ball Metalpack through December 31, 2018, and agreements to provide transition and other services to Ball Metalpack. During the three and nine months ended September 30, 2018, Ball Metalpack purchased $62 million of metal from Ball, which was equivalent to Ball’s cost; as such, the arrangement generated no profit for Ball, and Ball’s metal sales to Ball Metalpack are netted against the cost of Ball’s related metal purchases in the company’s unaudited condensed consolidated statements of earnings.  At September 30, 2018, Ball is owed $78 million related to the above agreements,  which is reported in receivables, net on Ball’s unaudited condensed consolidated balance sheets.

5.     Revenue from Contracts with Customers

Disaggregation of Sales

The company disaggregates net sales by reportable segments as disclosed in Note 3, and based on the timing of transfer of control for goods and services as explained below. The transfer of control for goods and services may occur at a point in time or over time; in other words, sales may be recognized over the course of the underlying contract, or they may occur at a single point in time based upon the transfer of control. This distinction is discussed in further detail below. The company determined that disaggregating sales into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of sales and cash flows are affected by economic factors. As disclosed in Note 3, the company’s business consists of four reportable segments, which encompass disaggregated product lines and geographical areas: (1) beverage packaging, North and Central America; (2) beverage packaging, South America; (3) beverage packaging, Europe; and (4) aerospace.

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

Total net sales	$665	$2,281	$2,946	$2,082	$6,750	$8,832

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Contract Balances

The company enters into contracts to sell beverage packaging, aerosol packaging, and aerospace products.  The payment terms and conditions in customer contracts vary. Those customers that prepay are represented by the contract liabilities below until the performance obligations are satisfied. Contract assets would exist when sales have been recorded (i.e., control of the goods or services has been transferred to the customer) but customer payment is contingent on a future event beyond the passage of time (i.e., satisfaction of additional performance obligations). The company did not have any contract assets at either September 30, 2018, or December 31, 2017. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contracts	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2017	$45	$—
Increase	22	8
Balance at September 30, 2018	$67	$8

During the nine months ended September 30, 2018, contract liabilities increased by $30 million, which is net of cash received of $176 million and amounts recognized as sales of $146 million, all of which related to current contract liabilities. The amount of sales recognized in the nine months ended September 30, 2018, that were included in the opening contract liabilities balances was $45 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from the timing difference between the company’s performance and the customer’s payment. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized sales of $3 million and $8 million in the three and nine month periods ended September 30, 2018, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

Contract Costs

The company has determined there are no material costs that meet the capitalization criteria for costs to obtain or fulfill a contract.

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

Beverage and Aerosol Packaging

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

The company has determined that the following distinct goods and services represent separate performance obligations:

•	Manufacture of beverage cans, which may be generic or unique;
•	Manufacture of aerosol containers, which may be generic or unique; and
•	Manufacture of beverage and aerosol lids and ends, which may be generic or unique.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Significant Judgments

Timing of Recognition

Within the beverage and aerosol operations, performance obligations are recognized both over time and at a point in time. The determination that sales should be recognized at a point in time most often results from the existence of an alternative use for the product. Cans and ends that are not customized prior to delivery are considered to have alternative use and sales are recognized at the point of control transfer. Determining when control transfer occurs requires management to make judgments that affect the timing of when sales are recognized. The new revenue accounting standard provides five indicators that a customer has obtained control of an asset: 1) present right to payment; 2) transfer of legal title; 3) physical possession; 4) significant risks and rewards of ownership; and 5) customer acceptance. The company considers control to have transferred for these products upon shipment or delivery, depending on the legal terms of the contract, because the company has a present right to payment at that time, the customer has legal title to the asset, the company has transferred physical possession of the asset or the customer has significant risks and rewards of ownership of the asset. The company determines that control transfers to a customer as described above and provides a faithful depiction of the transfer of goods.

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

Transaction Price Allocated to Remaining Performance Obligations

The table below discloses: (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts with an original duration of greater than one year, and (2) when the company expects to record sales on these multi-year contracts.

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of September 30, 2018	$849	$866	$1,715

The contracts with an original duration of less than one year, which are excluded from the table above based on the company’s election of the practical expedient, are primarily related to contracts where control will be fully transferred to the customers in less than one year. The nature of the remaining performance obligations within these contracts, as well as the nature of the variability and how it will be resolved, are described in the section below.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017

Beverage packaging, North and Central America	$(14)	$(34)	$(16)	$(45)
Beverage packaging, South America	12	(4)	11	(4)
Beverage packaging, Europe	(3)	(62)	(17)	(69)
Other	(27)	(57)	(109)	(135)
	$(32)	$(157)	$(131)	$(253)

2018

Beverage Packaging, North and Central America

During the three months ended September 30, 2018, the company recorded $9 million of expense for employee severance and benefits, facility shutdown costs, asset impairment, accelerated depreciation and other costs in connection with the previously announced closures of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama. Expense for the nine months ended September 30, 2018, included the same costs and was partially offset by the reversal of $5 million of expense for revised estimates of charges recorded in prior periods. The Birmingham plant ceased production during the second quarter of 2018, and the Chatsworth and Longview plants ceased production during the third quarter of 2018.

During the nine months ended September 30, 2018, the company recorded charges of $2 million related to the closure of its Reidsville, North Carolina, plant, which ceased production in 2017.

Other income and charges in the three and nine months ended September 30, 2018, included $5 million of expense and $10 million of expense, respectively, for individually insignificant activities.

Beverage Packaging, South America

During the third quarter of 2018, the company recorded a $16 million gain related to indirect tax contingencies in Brazil as these amounts have been realized. Our Brazilian subsidiaries filed lawsuits in 2014 and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities as a result of a tax on a tax being charged. As these cases are resolved and the amounts claimed become realizable, the company will record gains, which may result in material reimbursements to the company and cannot be estimated at this time.

Charges in the three and nine months ended September 30, 2018, included $4 million and $5 million of expense, respectively, for individually insignificant activities.

Beverage Packaging, Europe

During the three and nine months ended September 30, 2018, the company recorded charges of $2 million and $15 million, respectively, for employee benefits, severance, facility shutdown costs and other costs in connection with the closure of its Recklinghausen, Germany, plant which ceased production during the third quarter of 2017. The majority of the closure costs are expected to be paid by the end of 2018.

Other charges in the three and nine months ended September 30, 2018, included $1 million and $2 million of expense, respectively, for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Other

During the three months ended September 30, 2018, the company recorded the following amounts:

•

A settlement loss of $14 million primarily related to the purchase of non-participating group annuity contracts to settle a portion of the projected pension benefit obligations in certain Ball U.S. defined benefit pension plans which triggered settlement accounting. The settlement loss primarily represented a pro rata portion of the aggregate unamortized actuarial loss in these pension plans.

•	A $3 million reduction to the estimated loss recorded as of June 30, 2018, related to the sale of the U.S. steel food and steel aerosol packaging business.
•	Expense of $4 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	Expense of $6 million for professional services and other costs associated with the sale of the U.S. steel food and steel aerosol packaging business.
•	Expense of $6 million for individually insignificant activities.

During the nine months ended September 30, 2018, the company recorded the following amounts:

•

A settlement loss of $14 million primarily related to the purchase of non-participating group annuity contracts to settle a portion of the projected pension benefit obligations in certain Ball U.S. defined benefit pension plans which triggered settlement accounting. The settlement loss primarily represented a pro rata portion of the aggregate unamortized actuarial loss in these pension plans.

•	A $38 million loss on the sale of the U.S. steel food and steel aerosol packaging business.
•	Expense of $19 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•

Expense of $4 million for employee severance and benefits, accelerated depreciation and inventory impairment related to manufacturing cost rationalization in the former food and aerosol packaging segment.

•	Expense of $10 million for professional services and other costs associated with the sale of the U.S. steel food and steel aerosol packaging business.
•	Expense of $24 million for individually insignificant activities.

2017

Beverage Packaging, North and Central America

During the third quarter of 2017, the company recorded charges of $29 million for employee severance and benefits and $4 million for facility shutdown costs, asset impairment, accelerated depreciation and other costs in connection with the previously announced closures of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama.

During the nine months ended September 30, 2017, the company recorded charges of $7 million for employee severance and benefits, facility shutdown costs, asset impairment, accelerated depreciation and other costs related to the closure of its Reidsville, North Carolina, plant.

Other charges in the three and nine months ended September 30, 2017, included $1 million and $5 million, respectively, of individually insignificant activities.

Beverage Packaging, South America

Other charges in both the three and nine months ended September 30, 2017, included expense of $4 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Beverage Packaging, Europe

During the third quarter of 2017, the company recorded charges of $55 million for employee severance and benefits and $7 million for facility shutdown costs, asset impairment, accelerated depreciation and other costs in connection with the closure of its Recklinghausen, Germany, plant which ceased production during the third quarter of 2017.

During the nine months ended September 30, 2017, the company recorded charges of $2 million for professional services and other costs associated with the 2016 Rexam acquisition.

Other charges in the nine months ended September 30, 2017, included expense of $5 million, for individually insignificant activities.

Other

During the three months ended September 30, 2017, the company recorded the following amounts:

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

•	Expense of $5 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	Expense of $11 million for individually insignificant activities.

During the nine months ended September 30, 2017, the company recorded the following amounts:

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
•

Expense of $6 million for facility shutdown costs and accelerated depreciation for the closure of its food and aerosol packaging plant located in Weirton, West Virginia, which ceased production during the second quarter of 2017.

•	Gain of $15 million related to the sale of its food and aerosol packaging paint and general line can plant in Hubbard, Ohio during the first quarter of 2017.
•	Expense of $21 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following is a summary by segment of  restructuring liabilities recorded in connection with business consolidation activities, which are included in other current liabilities in the company’s unaudited condensed consolidated balance sheets:

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, Europe	Other	Total

Balance at December 31, 2017	$26	$41	$1	$68
Charges (credits) in earnings	(6)	14	2	10
Cash payments and other activity	(9)	(49)	(1)	(59)
Balance at September 30, 2018	$11	$6	$2	$19

7.Cash, Cash Equivalents and Restricted Cash

	September 30,
($ in millions)	2018	2017

Beginning of period:
Cash and cash equivalents	$448	$597
Current restricted cash (included in other current assets)	10	9
Noncurrent restricted cash (included in other assets)	1	1
Total cash, cash equivalents and restricted cash	$459	$607

End of period:
Cash and cash equivalents	$598	$556
Current restricted cash (included in other current assets)	13	6
Noncurrent restricted cash (included in other assets)	—	1
Total cash, cash equivalents and restricted cash	$611	$563

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers but not yet remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to $98 million at September 30, 2018, and $124 million at December 31, 2017.

In connection with the sale of a business associated with the June 2016 acquisition of Rexam, the company provided indemnifications for uncertain tax positions associated with the business. During the nine months ended September 30, 2018, the company made payments of $45 million in relation to these liabilities and reported them within investing activities in the unaudited condensed consolidated statement of cash flows.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

8.     Receivables, Net

	September 30,	December 31,
($ in millions)	2018	2017

Trade accounts receivable	$1,052	$1,206
Unbilled receivables	359	147
Less allowance for doubtful accounts	(11)	(10)
Net trade accounts receivable	1,400	1,343
Other receivables	472	291
	$1,872	$1,634

Unbilled receivables at September 30, 2018, include the effect of adopting new revenue recognition accounting guidance as of January 1, 2018. Further details of the new guidance and its adoption are included in Notes 2 and 5.

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of its receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.15 billion and $1.0 billion at September 30, 2018, and December 31, 2017, respectively. A total of $208 million and $439 million were available for sale under these programs as of September 30, 2018, and December 31, 2017, respectively.

9.     Inventories, Net

	September 30,	December 31,
($ in millions)	2018	2017

Raw materials and supplies	$694	$691
Work-in-process and finished goods	617	902
Less inventory reserves	(68)	(67)
	$1,243	$1,526

Finished goods inventory at September 30, 2018, includes the effect of adopting new revenue recognition accounting guidance as of January 1, 2018. Further details of the new guidance and its adoption are included in Notes 2 and 5.

10.     Property, Plant and Equipment, Net

	September 30,	December 31,
($ in millions)	2018	2017

Land	$171	$172
Buildings	1,324	1,390
Machinery and equipment	5,120	5,282
Construction-in-progress	567	542
	7,182	7,386
Accumulated depreciation	(2,674)	(2,776)
	$4,508	$4,610

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $121 million and $375 million for the three and nine months ended September 30, 2018, respectively, and $113 million and $373 million for the comparable periods in 2017, respectively. During the first nine months of 2017, cumulative catch-up depreciation recorded as a result of changes in the values and useful lives of fixed assets associated with the finalization of the valuation for the Rexam acquisition was $19 million, all of which related to the last six months of 2016.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Aerospace	Other	Total

Balance at December 31, 2017	$1,275	$1,299	$1,531	$40	$788	$4,933
Business dispositions	—	—	—	—	(354)	(354)
Effects of currency exchange	—	—	(75)	—	(7)	(82)
Balance at September 30, 2018	$1,275	$1,299	$1,456	$40	$427	$4,497

The company’s annual goodwill impairment test completed in the fourth quarter of 2017 indicated the fair value of the beverage packaging, Asia (Beverage Asia), reporting unit exceeded its carrying amount by approximately 24 percent. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia reporting unit, which is included in Other in the above table. If it becomes an expectation that this oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Asia reporting unit, the total balance of which was $78 million at September 30, 2018.

12.    Intangible Assets, Net

	September 30,	December 31,
($ in millions)	2018	2017

Acquired Rexam intangibles (net of accumulated amortization of $362 million at September 30, 2018, and $246 million at December 31, 2017)	$2,129	$2,303
Capitalized software (net of accumulated amortization of $142 million at September 30, 2018, and $129 million at December 31, 2017)	81	84
Other intangibles (net of accumulated amortization of $135 million at September 30, 2018, and $163 million at December 31, 2017)	37	75
	$2,247	$2,462

Total amortization expense of intangible assets amounted to $50 million and $154 million for the three and nine months ended September 30, 2018, respectively, and $49 million and $166 million for the comparable periods in 2017, respectively. During the first nine months of 2017, cumulative catch-up amortization recorded as a result of the change in the value of intangible assets associated with the finalization of the valuation for the Rexam acquisition was $15 million, all of which related to the last six months of 2016.

13.    Other Assets

	September 30,	December 31,
($ in millions)	2018	2017

Long-term deferred tax assets	$202	$325
Long-term pension assets	508	504
Investments in affiliates	314	274
Company and trust-owned life insurance	176	160
Other	158	143
	$1,358	$1,406

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.    Debt and Interest Costs

Long-term debt consisted of the following:

	September 30,	December 31,
($ in millions)	2018	2017

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	812	840
5.00% due March 2022	750	750
4.875% due March 2026	750	—
3.50%, euro denominated, due December 2020	464	480
Senior Credit Facilities, due March 2021 (at variable rates)
Term A loan, due June 2021	798	1,313
Multi-currency, U.S. dollar revolver, due March 2021	—	285
Other (including debt issuance costs)	(43)	(37)
	6,531	6,631
Less: Current portion of long-term debt	(8)	(113)
	$6,523	$6,518

The senior credit facilities include long-term, multi-currency committed revolving credit facilities that provide the company with up to the U.S. dollar equivalent of $1.5 billion.  At September 30, 2018, taking into account outstanding letters of credit, approximately $1.47 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1 billion of short-term uncommitted credit facilities available at September 30, 2018, of which $142 million was outstanding and due on demand. At December 31, 2017, the company had $340 million outstanding under short-term uncommitted credit facilities.

In March 2018, Ball issued $750 million of 4.875 percent senior notes and used the proceeds to repay $315 million of its Term A loan and outstanding multi-currency revolver and short-term credit facility borrowings.

The fair value of long-term debt was estimated to be $6.7 billion at September 30, 2018, and $7.0 billion at December 31, 2017. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding were $28 million at September 30, 2018, and $33 million at December 31, 2017.

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of these notes and credit facilities, are coterminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. See Note 21 for further details about the company’s debt guarantees and Note 22 for the company’s required unaudited condensed consolidating financial information, which segregate guarantor subsidiaries and non-guarantor subsidiaries as defined in our debt agreements.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a net leverage ratio (as defined) of no greater than 4.25 times at September 30, 2018. The company was in compliance with all loan agreements and debt covenants at September 30, 2018, and December 31, 2017, and has met all debt payment obligations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.    Taxes on Income

The company’s effective tax rate for the three and nine months ended September 30, 2018, was significantly impacted by the sale of the U.S. steel food and steel aerosol packaging business.  The effective tax rate for these periods was increased by 37.7 percentage points and 14.2 percentage points, respectively, as a result of the write off of goodwill for which no tax deduction was available.

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

•

Cost recovery: The company made a provisional estimate in 2017 of the impact on its current tax expense and deferred tax liabilities associated with the new immediate expensing provisions for certain qualifying expenditures made after September 27, 2017. This estimate will be refined as the necessary computations are completed with respect to the full inventory of all qualifying 2017 expenditures;

•

Global intangible low-tax income (GILTI): The company has included an increase in its annual effective tax rate for the current year impact of the new tax on GILTI. Any subsequent adjustments to this amount will be reflected on a current basis when determined; and

•

Foreign derived intangible income (FDII): The company has included a decrease in its annual effective tax rate for the current year impact of the new federal income tax deduction with respect to FDII. Any subsequent adjustments to this amount will be reflected on a current basis when determined.

Based on a detailed analysis of its global income and other tax attributes that was concluded in the second quarter of 2018, the company made an accounting policy election in that reporting period to treat taxes due for GILTI and the base erosion anti-abuse tax (BEAT) as a current-period expense as incurred.

With the introduction of a modified territorial tax system in the Act, the company is continuing the review of its previously stated intent to indefinitely reinvest the undistributed earnings of certain of its foreign subsidiaries. As the company does not believe a reasonable estimate of the impact of the Act on its indefinite reinvestment assertion can currently be determined, no provisional estimate has been recorded as allowed by applicable accounting standards. The final determination will be made, and the impact, if any, will be recorded in the fourth quarter of 2018.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, the company made reasonable estimates of the various effects and recorded provisional amounts in its financial statements. As the company collects and prepares necessary data, and continues to interpret the Act based on any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, adjustments may be required to the provisional amounts that could materially affect the company’s financial position and results of operations as well as its effective tax rate in the fourth quarter of 2018 when the final required adjustments, if any, are recorded.

16.    Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2018	2017

Underfunded defined benefit pension liabilities	$885	$945
Less: Current portion	(25)	(27)
Long-term defined benefit pension liabilities	860	918
Long-term retiree medical liabilities	191	196
Deferred compensation plans	293	275
Other	77	74
	$1,421	$1,463

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended September 30,
	2018				2017
($ in millions)	U.S.		Foreign	Total	U.S.		Foreign	Total

Ball-sponsored plans:
Service cost	$13		$3	$16	$13		$4	$17
Interest cost	25		18	43	29		22	51
Expected return on plan assets	(27)		(27)	(54)	(31)		(26)	(57)
Amortization of prior service cost	—		—	—	1		—	1
Recognized net actuarial loss	9		2	11	8		1	9
Curtailment and settlement losses including special termination benefits	14	(a)	—	14	43	(a)	—	43
Total net periodic benefit cost	$34		$(4)	$30	$63		$1	$64

(a)

Includes settlement losses related to the purchase of non-participating annuities, plant shutdown benefits and other settlements that occur in the normal course of business, which have been recorded in business consolidation and other activities.

	Nine Months Ended September 30,
	2018				2017
($ in millions)	U.S.		Foreign	Total	U.S.		Foreign	Total

Ball-sponsored plans:
Service cost	$40		$11	$51	$37		$12	$49
Interest cost	73		54	127	95		66	161
Expected return on plan assets	(82)		(81)	(163)	(97)		(78)	(175)
Amortization of prior service cost	1		—	1	1		—	1
Recognized net actuarial loss	28		4	32	26		3	29
Curtailment and settlement losses including special termination benefits	14	(a)	—	14	43	(a)	—	43
Net periodic benefit cost for Ball sponsored plans	74		(12)	62	105		3	108
Net periodic benefit cost for multi-employer plans	1		—	1	2		—	2
Total net periodic benefit cost	$75		$(12)	$63	$107		$3	$110

(a)

Includes settlement losses related to the purchase of non-participating annuities, plant shutdown benefits and other settlements that occur in the normal course of business, which have been recorded in business consolidation and other activities.

In September 2018 and August 2017, Ball completed the purchase of non-participating group annuity contracts that were transferred to an insurance company for the company’s U.S. pension benefit obligations totaling approximately $176 million and $224 million, respectively. The purchase of the annuity contracts triggered settlement accounting in each year. Regular lump sums paid in the normal course of plan operations are also included in the total settlement amounts.  These transactions resulted in the recognition of settlement losses recorded in business consolidation and other activities of $14 million in 2018 and $41 million in 2017.  The company’s pension obligations were remeasured during the third quarter of 2018 and 2017 for the impacted plans.

Non-service pension income totaling $3 million for the nine months ended September 30, 2018, is included in selling, general, and administrative (SG&A) expenses. Non-service pension costs totaling $4 million and $16 million for the three and nine months ended September 30, 2017, respectively, are included in cost of sales and SG&A and, due to immateriality, were not retrospectively adjusted as required by the newly adopted accounting standard for pension and postretirement benefit costs as described in Note 2.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Contributions to the company’s defined benefit pension plans were $53 million in the first nine months of 2018 compared to $201 million in the first nine months of 2017, and such contributions are expected to be in the range of $66 million for the full year of 2018. This estimate may change based on changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors.

17.    Shareholders’ Equity and Comprehensive Earnings

Under its ongoing share repurchase program, the company repurchased $439 million of its shares, net of issuances, during the nine months ended September 30, 2018, and an additional $89 million was repurchased during October 2018.  Share repurchases, net of issuances, totaled $85 million for the first nine months of 2017. The company expects net share repurchases for the full year 2018 to exceed $700 million.

In August 2017, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings, and the company received 2.5 million shares.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2017	$(307)	$(362)	$13	$(656)
Other comprehensive earnings (loss) before reclassifications	(156)	24	35	(97)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	25	(72)	(47)
Balance at September 30, 2018	$(463)	$(313)	$(24)	$(800)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$2	$—	$(2)	$(3)
Commodity contracts recorded in cost of sales	19	12	47	34
Currency exchange contracts recorded in selling, general and administrative	—	1	1	(2)
Currency exchange contracts recorded in business consolidation and other activities	—	(3)	—	—
Cross-currency swaps recorded in selling, general and administrative	7	(35)	37	(119)
Cross-currency swaps recorded in interest expense	4	3	10	13
Total before tax effect	32	(22)	93	(77)
Tax benefit (expense) on amounts reclassified into earnings	(8)	15	(21)	12
Recognized gain (loss), net of tax	$24	$(7)	$72	$(65)

Amortization of pension and other postretirement benefits: (a)
Prior service income (expense)	$—	$(1)	$—	$(1)
Actuarial gains (losses) (b)	(15)	(48)	(34)	(65)
Total before tax effect	(15)	(49)	(34)	(66)
Tax benefit (expense) on amounts reclassified into earnings	4	19	9	25
Recognized gain (loss), net of tax	$(11)	$(30)	$(25)	$(41)

(a)	The pension components are included in the computation of net periodic benefit cost disclosed in Note 16.
(b)	Includes curtailment and settlement losses. Refer to Note 16 for further details.

18.    Earnings and Dividends Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts; shares in thousands)	2018	2017	2018	2017

Net earnings attributable to Ball Corporation	$59	$48	$303	$215

Basic weighted average common shares	342,982	350,327	347,113	350,481
Effect of dilutive securities	6,727	8,229	6,642	8,011
Weighted average shares applicable to diluted earnings per share	349,709	358,556	353,755	358,492

Per basic share	$0.17	$0.14	$0.87	$0.61
Per diluted share	$0.17	$0.13	$0.86	$0.60

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 4 million for both the three and nine months ended September 30, 2018.  The options excluded totaled 3 million and 5 million for the three and nine months ended September 30, 2017, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The company declared and paid dividends of $0.10 per share in each of the first three quarters of 2018. The company declared and paid dividends of $0.065 per share in the first quarter of 2017 and $0.10 per share in each of the second and third quarters of 2017.

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

Commodity Price Risk

Aluminum

The company manages commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, the company enters into container sales contracts that include aluminum ingot-based pricing terms which generally reflect the same price fluctuations under commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass through aluminum ingot component pricing. Second, the company uses certain derivative instruments, including option and forward contracts as economic and cash flow hedges of commodity price risk where there are material differences between sales and purchase contracted pricing and volume.

At September 30, 2018, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.13 billion, of which $998 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that will occur within the next two years. Included in shareholders’ equity at September 30, 2018, within accumulated other comprehensive earnings (loss), is a net after-tax gain of $3 million associated with these contracts. A net after-tax gain of $4 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. At September 30, 2018, the company had outstanding interest rate swap and option contracts with notional amounts of approximately $935  million paying fixed rates expiring within the next two years.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in its global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At September 30, 2018, the company had outstanding exchange rate forward and option contracts with notional amounts totaling approximately $2.1 billion. Approximately $1 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at September 30, 2018, the majority of which is expected to be recognized in the unaudited condensed consolidated statement of earnings during the next 12 months. The contracts outstanding at September 30, 2018, expire within the next two years.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk associated with foreign currency denominated intercompany debt incurred in 2016. Approximately $28 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at September 30, 2018, of which the amount expected to be recognized during the next 12 months is dependent upon changes in currency exchange rates. The contract expires within the next three years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through November 2019 and have a combined notional value of 2.6 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price has an insignificant impact on pretax earnings, net of the impact of related derivatives.

Collateral Calls

The company’s agreements with its financial counterparties require the posting of collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s consolidated statements of cash flows. As of September 30, 2018, and December 31, 2017, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $8 million and $27 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of September 30, 2018, and December 31, 2017, and presented those values in the tables below. The

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		September 30, 2018
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$18	$2	$20
Foreign currency contracts		1	18	19
Cross-currency and other contracts		—	2	2
Total current derivative contracts	Other current assets	$19	$22	$41

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent assets	$1	$—	$1

Liabilities:
Commodity contracts		$13	$5	$18
Foreign currency contracts		—	4	4
Cross-currency and other contracts		—	1	1
Total current derivative contracts	Other current liabilities	$13	$10	$23

Commodity contracts		$1	$—	$1
Cross-currency and other contracts		86	—	86
Total noncurrent derivative contracts	Other noncurrent liabilities	$87	$—	$87

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2017
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$46	$3	$49
Foreign currency contracts		5	10	15
Total current derivative contracts	Other current assets	$51	$13	$64

Commodity contracts		$6	$—	$6
Total noncurrent derivative contracts	Other noncurrent assets	$6	$—	$6

Liabilities:
Commodity contracts		$4	$4	$8
Foreign currency contracts		—	21	21
Cross-currency and other contracts		—	2	2
Total current derivative contracts	Other current liabilities	$4	$27	$31

Cross-currency and other contracts		$117	$3	$120
Total noncurrent derivative contracts	Other noncurrent liabilities	$117	$3	$120

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using a12-month LIBOR rate. Ball performs validations of its internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. Additionally, the company evaluates counterparty creditworthiness and, as of September 30, 2018, has not identified any circumstances requiring the reported values of its financial instruments to be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended September 30,
		2018		2017
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$2	$—	$—	$(1)
Commodity contracts - manage exposure to supplier pricing	Cost of sales	19	2	12	(2)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	—	16	1	(34)
Foreign currency contracts - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	—	(3)	—
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	7	—	(35)	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	4	—	3	—
Equity contracts	Selling, general and administrative	—	21	—	(3)
Total		$32	$39	$(22)	$(40)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		Nine Months Ended September 30,
		2018		2017
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(2)	$1	$(3)	$(3)
Commodity contracts - manage exposure to supplier pricing	Cost of sales	47	6	34	(5)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	1	73	(2)	(63)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	37	—	(119)	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	10	—	13	—
Equity contracts	Selling, general and administrative	—	14	—	8
Total		$93	$94	$(77)	$(63)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017

Amounts reclassified into earnings:
Commodity contracts	$(21)	$(12)	$(45)	$(31)
Cross-currency swap contracts	(11)	32	(47)	106
Currency exchange contracts	—	2	(1)	2
Change in fair value of cash flow hedges:
Commodity contracts	(11)	14	1	43
Interest rate contracts	—	—	—	1
Cross-currency swap contracts	13	(47)	45	(116)
Currency exchange contracts	1	3	(2)	4
Foreign currency and tax impacts	6	(2)	12	18
	$(23)	$(10)	$(37)	$27

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

20.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, we have received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $31 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at September 30, 2018.

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

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam, and such discovery began during the first half of 2017. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continues as scheduled, with discovery expected to continue through the fourth quarter of 2018. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

Our Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 in order to challenge the legality of tax on tax amounts. Pursuant to these lawsuits, we have requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During the third quarter of 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company has also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, that timely filed equivalent lawsuits, have recorded income based on the applicable ICMS amounts retained. Accordingly, we now consider the portions of the ICMS-related cash collected and not remitted by our subsidiaries to be realizable and in the third quarter of 2018 we recorded $16 million of prior year collections in business consolidation  and other activities within our condensed consolidated statement of earnings. We also recorded $8 million of net sales in the third quarter 2018 for ICMS-related collections during the first six months of 2018. The company is in the process of seeking reimbursement for ICMS-related amounts previously paid to the Brazilian government, which may result in material reimbursements in respect of prior periods; however, such amounts cannot be estimated at this time.  The company will record income for these reimbursements once the amounts are realized or realizable.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions and subject to grace periods. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are coterminous with the terms of the respective note indentures, senior notes and credit agreement and could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes or the credit agreement or any other loan document in respect thereof. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to the then outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier foreign subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain foreign borrowers and foreign pledgors under the loan documents will be secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned foreign subsidiaries and material wholly owned U.S. domiciled foreign subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities. The required condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 22. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required under the Securities and Exchange Commission (SEC) regulations.

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

The company’s senior notes are guaranteed on a full and unconditional guarantee joint and several basis by certain domestic subsidiaries of the company. Each of the guarantor subsidiaries is 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2018, and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017. The information for the three and nine months ended September 30, 2017, has been retrospectively adjusted to reflect the addition of three new subsidiary guarantors of the company’s debt obligations in March 2018, and for ownership transfers of group companies from a non-guarantor subsidiary to the parent.   In addition, as  a result of the July 31, 2018, sale of the U.S. steel food and steel aerosol business, certain guarantor subsidiaries ceased to be guarantors of Ball’s debt obligations. The unaudited condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,666	$1,481	$(201)	$2,946

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,405)	(1,158)	201	(2,362)
Depreciation and amortization	(1)	(49)	(121)	—	(171)
Selling, general and administrative	(244)	179	(48)	—	(113)
Business consolidation and other activities	(53)	13	8	—	(32)
Equity in results of subsidiaries	369	8	—	(377)	—
Intercompany	52	(6)	(46)	—	—
	123	(1,260)	(1,365)	(176)	(2,678)

Earnings (loss) before interest and taxes	123	406	116	(377)	268
Interest expense	(79)	3	—	—	(76)
Debt refinancing and other costs	—	—	—	—	—
Total interest expense	(79)	3	—	—	(76)
Earnings (loss) before taxes	44	409	116	(377)	192
Tax (provision) benefit	15	(103)	(52)	—	(140)
Equity in results of affiliates, net of tax	—	3	4	—	7
Net earnings (loss)	59	309	68	(377)	59
Less net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to Ball Corporation	$59	$309	$68	$(377)	$59

Comprehensive earnings (loss) attributable to Ball Corporation	$26	$313	$8	$(321)	$26

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,448	$1,480	$(20)	$2,908

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,198)	(1,160)	20	(2,338)
Depreciation and amortization	(1)	(52)	(109)	—	(162)
Selling, general and administrative	(41)	(39)	(47)	—	(127)
Business consolidation and other activities	(18)	(70)	(69)	—	(157)
Equity in results of subsidiaries	72	(30)	—	(42)	—
Intercompany	79	(41)	(38)	—	—
	91	(1,430)	(1,423)	(22)	(2,784)

Earnings (loss) before interest and taxes	91	18	57	(42)	124
Interest expense	(71)	2	(5)	—	(74)
Debt refinancing and other costs	—	—	—	—	—
Total interest expense	(71)	2	(5)	—	(74)
Earnings (loss) before taxes	20	20	52	(42)	50
Tax (provision) benefit	28	(9)	(23)	—	(4)
Equity in results of affiliates, net of tax	—	2	3	—	5
Net earnings (loss)	48	13	32	(42)	51
Less net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings (loss) attributable to Ball Corporation	$48	$13	$29	$(42)	$48

Comprehensive earnings (loss) attributable to Ball Corporation	$42	$12	$21	$(33)	$42

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Nine Months Ended September 30, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$5,003	$4,428	$(599)	$8,832

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(4,235)	(3,447)	599	(7,083)
Depreciation and amortization	(4)	(153)	(372)	—	(529)
Selling, general and administrative	(278)	65	(139)	—	(352)
Business consolidation and other activities	(70)	(41)	(20)	—	(131)
Equity in results of subsidiaries	634	61	—	(695)	—
Intercompany	228	(158)	(70)	—	—
	510	(4,461)	(4,048)	(96)	(8,095)

Earnings (loss) before interest and taxes	510	542	380	(695)	737
Interest expense	(235)	10	(1)	—	(226)
Debt refinancing and other costs	(1)	—	—	—	(1)
Total interest expense	(236)	10	(1)	—	(227)
Earnings (loss) before taxes	274	552	379	(695)	510
Tax (provision) benefit	29	(135)	(114)	—	(220)
Equity in results of affiliates, net of tax	—	1	13	—	14
Net earnings	303	418	278	(695)	304
Less net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings attributable to Ball Corporation	$303	$418	$277	$(695)	$303

Comprehensive earnings (loss) attributable to Ball Corporation	$159	$309	$105	$(414)	$159

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Nine Months Ended September 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$4,227	$4,099	$(90)	$8,236

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(3,514)	(3,159)	90	(6,583)
Depreciation and amortization	(5)	(153)	(381)	—	(539)
Selling, general and administrative	(141)	(115)	(142)	—	(398)
Business consolidation and other activities	(82)	(76)	(95)	—	(253)
Equity in results of subsidiaries	343	(19)	—	(324)	—
Intercompany	241	(124)	(117)	—	—
	356	(4,001)	(3,894)	(234)	(7,773)

Earnings (loss) before interest and taxes	356	226	205	(324)	463
Interest expense	(205)	4	(15)	—	(216)
Debt refinancing and other costs	—	—	(1)	—	(1)
Total interest expense	(205)	4	(16)	—	(217)
Earnings (loss) before taxes	151	230	189	(324)	246
Tax (provision) benefit	64	(72)	(40)	—	(48)
Equity in results of affiliates, net of tax	—	11	12	—	23
Net earnings	215	169	161	(324)	221
Less net earnings attributable to noncontrolling interests	—	—	(6)	—	(6)
Net earnings attributable to Ball Corporation	$215	$169	$155	$(324)	$215

Comprehensive earnings (loss) attributable to Ball Corporation	$231	$165	$122	$(287)	$231

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	September 30, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$593	$—	$598
Receivables, net	23	522	1,327	—	1,872
Intercompany receivables	71	529	1,690	(2,290)	—
Inventories, net	—	469	774	—	1,243
Other current assets	33	32	82	—	147
Total current assets	132	1,552	4,466	(2,290)	3,860
Noncurrent assets
Property, plant and equipment, net	19	1,358	3,131	—	4,508
Investment in subsidiaries	10,917	3,772	(100)	(14,589)	—
Goodwill	—	1,190	3,307	—	4,497
Intangible assets, net	17	417	1,813	—	2,247
Other assets	186	216	956	—	1,358
Total assets	$11,271	$8,505	$13,573	$(16,879)	$16,470

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$108	$—	$42	$—	$150
Accounts payable	48	1,000	1,905	—	2,953
Intercompany payables	2,314	86	495	(2,895)	—
Accrued employee costs	21	139	100	—	260
Other current liabilities	95	126	229	—	450
Total current liabilities	2,586	1,351	2,771	(2,895)	3,813
Noncurrent liabilities
Long-term debt	6,515	—	8	—	6,523
Employee benefit obligations	654	468	299	—	1,421
Intercompany long-term notes	(2,128)	41	1,481	606	—
Deferred taxes	(106)	108	670	—	672
Other liabilities	110	47	139	—	296
Total liabilities	7,631	2,015	5,368	(2,289)	12,725

Common stock	1,142	2,523	5,310	(7,833)	1,142
Preferred stock	—	—	5	(5)	—
Retained earnings	5,224	4,651	3,231	(7,882)	5,224
Accumulated other comprehensive earnings (loss)	(800)	(684)	(446)	1,130	(800)
Treasury stock, at cost	(1,926)	—	—	—	(1,926)
Total Ball Corporation shareholders' equity	3,640	6,490	8,100	(14,590)	3,640
Noncontrolling interests	—	—	105	—	105
Total shareholders' equity	3,640	6,490	8,205	(14,590)	3,745
Total liabilities and shareholders' equity	$11,271	$8,505	$13,573	$(16,879)	$16,470

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(103)	$148	$982	$1,027

Cash flows from investing activities
Capital expenditures	(5)	(356)	(255)	(616)
Business dispositions, net of cash sold	(53)	604	—	551
Other, net	(1)	18	33	50
Cash provided by (used in) investing activities	(59)	266	(222)	(15)

Cash flows from financing activities
Long-term borrowings	1,475	—	—	1,475
Repayments of long-term borrowings	(1,525)	—	(6)	(1,531)
Net change in short-term borrowings	(138)	—	(51)	(189)
Proceeds from issuances of common stock, net of shares used for taxes	25	—	—	25
Acquisitions of treasury stock	(464)	—	—	(464)
Common stock dividends	(104)	—	—	(104)
Intercompany	905	(413)	(492)	—
Other, net	(12)	(1)	—	(13)
Cash provided by (used in) financing activities	162	(414)	(549)	(801)

Effect of exchange rate changes on cash	—	—	(59)	(59)

Change in cash, cash equivalents and restricted cash	—	—	152	152
Cash, cash equivalents and restricted cash – beginning of period	5	—	454	459
Cash, cash equivalents and restricted cash – end of period	$5	$—	$606	$611

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$266	$368	$110	$744

Cash flows from investing activities
Capital expenditures	(5)	(234)	(165)	(404)
Business dispositions, net of cash sold	—	31	—	31
Other, net	1	18	(16)	3
Cash provided by (used in) investing activities	(4)	(185)	(181)	(370)

Cash flows from financing activities
Long-term borrowings	440	—	—	440
Repayments of long-term borrowings	(433)	—	(476)	(909)
Net change in short-term borrowings	151	1	68	220
Proceeds from issuances of common stock, net of shares used for taxes	18	—	—	18
Acquisitions of treasury stock	(103)	—	—	(103)
Common stock dividends	(93)	—	—	(93)
Intercompany	(231)	(170)	401	—
Other, net	—	(2)	—	(2)
Cash provided by (used in) financing activities	(251)	(171)	(7)	(429)

Effect of exchange rate changes on cash	(8)	—	19	11

Change in cash, cash equivalents and restricted cash	3	12	(59)	(44)
Cash, cash equivalents and restricted cash – beginning of period	1	(10)	616	607
Cash, cash equivalents and restricted cash – end of period	$4	$2	$557	$563

23.    Subsequent Event

In October 2018, the company announced that it intends to cease production at the beverage packaging plant located in San Martino, Italy, in December 2018. An estimate of the impact on the consolidated financial statements cannot be made at this time.

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

OVERVIEW

Business Overview and Industry Trends

Ball Corporation is one of the world’s leading suppliers of metal packaging to the beverage, personal care and household products industries. Our packaging products are produced for a variety of end uses, are manufactured in facilities around the world and are competitive with other substrates, such as plastics and glass. In the rigid packaging industry, sales and earnings can be increased by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. We also provide aerospace and other technologies and services to governmental and commercial customers, including national defense hardware, antenna and video tactical solutions, civil and operational space hardware and system engineering services.

We sell our packaging products mainly to large, multinational beverage, personal care and household products companies with which we have developed long-term relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a significant portion of our packaging products to major companies and brands, as well as to numerous regional customers. The overall metal container industry is growing globally and is expected to continue to grow in the medium to long term despite the North American industry having seen recent declines in standard-sized aluminum beverage packaging. The primary customers for the products and services provided by our aerospace segment are U.S. government agencies or their prime contractors.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we have made progress on each of the levers as follows:

•

Maximizing value in our existing businesses by rationalizing standard beverage container and end capacity in North America and Europe, and expanding specialty container production to meet current demand; leveraging plant floor systems in our beverage facilities to improve efficiencies and reduce costs; consolidating and/or closing multiple beverage packaging facilities to gain efficiencies; and in the aerosol business, installing new extruded aluminum aerosol lines in our European and Indian facilities while also implementing cost-out and value-in initiatives across all of our businesses;

•

Expanding further into new products and capabilities through commercializing extruded aluminum aerosol packaging that utilizes proprietary technology to significantly lightweight the can; and successfully commercializing the next-generation aluminum bottle-shaping technology;

•

Aligning ourselves with the right customers and markets by investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent approximately 40 percent of our global beverage packaging mix; aligning with craft brewers, sparkling water fillers, wine producers and other new beverage producers who continue to use aluminum containers to grow their business;

•

Broadening our geographic reach with our acquisition of Rexam and our new investments in a beverage manufacturing facility in Myanmar, as well as an extruded aluminum aerosol manufacturing facility in India and the construction of new beverage can and end facilities in Monterrey, Mexico, and in our Central American joint venture; and

•

Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies and the increased production of lightweight ReAl® containers, which utilize technology that increases the strength of aluminum used in the manufacturing process while lightweighting the can by 15 percent over a standard aluminum aerosol can and investment in cyber and data analytics to further enhance our aerospace technical expertise across a broader customer portfolio.

These ongoing business developments and the successful acquisition of Rexam in 2016 help us stay close to our customers while expanding and/or sustaining our industry positions and global reach with major beverage, personal care, household products and aerospace customers.

RESULTS OF CONSOLIDATED OPERATIONS

Management’s discussion and analysis for our results of operations on a consolidated and segment basis include a quantification of factors that had a material impact. Other factors that did not have a material impact, but that are significant to understand the results, are qualitatively described.

Consolidated Sales and Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017

Net sales	$2,946	$2,908	$8,832	$8,236
Net earnings attributable to Ball Corporation	59	48	303	215
Net earnings attributable to Ball Corporation as a % of consolidated net sales	2%	2%	3%	3%

Sales in the three months ended September 30, 2018, increased compared to the same period in 2017 primarily as a result of increased metal input prices, higher pricing, higher volumes for our Europe and North and Central America segments and increased sales in the aerospace segment. Net earnings for the three months ended September 30, 2018, increased compared to the same period in 2017 primarily due to increased earnings related to higher volumes, higher pricing, favorable manufacturing performance, lower business consolidation and other costs and the absence of catch-up depreciation and amortization recorded in the prior year, partially offset by higher freight and income tax expense.

Sales in the nine months ended September 30, 2018, increased compared to the same period in 2017 primarily as a result of increased sales volumes for our North and Central America, South America and Europe segments, higher pricing and favorable product mix for our North and Central America segment, favorable foreign exchange rate changes and increased sales in the aerospace segment. Net earnings for the nine months ended September 30, 2018, increased compared to the same period in 2017 due to higher sales volumes in our Europe, North and Central America and South America segments, favorable manufacturing performance and lower business consolidation and other costs, partially offset by higher tax expense, freight costs and interest expense.

Sales and operating earnings for the three and nine months ended September 30, 2018, were unfavorably impacted by the loss of sales resulting from the July 31, 2018, sale of the U.S. steel food and steel aerosol business when compared to the same periods in 2017.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,362 million and $7,083 million for the three and nine months ended September 30, 2018, respectively, compared to $2,338 million and $6,583 million for the same periods in 2017. These amounts represented 80 percent of consolidated net sales for the three and nine months ended September 30, 2018 and 2017.

Depreciation and Amortization

Depreciation and amortization expense was $171 million and $529 million for the three and nine months ended September 30, 2018, respectively, compared to $162 million and $539 million for the same periods in 2017.  These amounts represented 6 percent of consolidated net sales for both the three and nine months ended September 30, 2018, and 6 percent and 7 percent for the same periods in 2017. During the second quarter of 2017, the company finalized the fair values of assets acquired in the Rexam acquisition resulting in higher depreciation and amortization. As a result, depreciation and amortization for the nine months ended September 30, 2017, included a cumulative catch-up adjustment of $34 million, all of which related to the last six months of 2016.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $113 million and $352 million for the three and nine months ended September 30, 2018, respectively, compared to $127 and $398 million for the same periods in 2017. These amounts represented 4 percent of consolidated net sales for each of the three and nine months ended September 30, 2018, and 4 percent and 5 percent for the same periods in each of 2017. Contributing to the lower SG&A expenses in 2018 were reduced employee compensation costs, favorable currency exchange rate effects, lower costs due to office closures and other cost-out initiatives implemented by the company in relation to the acquired Rexam business.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $32 million and $131 million for the three and nine months ended September 30, 2018, respectively, compared to $157 million and $253 million for the same period in 2017. These amounts represented 1 percent of consolidated net sales for each of the three and nine months ended September 30, 2018, and 5 percent and 3 percent for the same periods in 2017, respectively. The decrease for the three and nine months ended September 30, 2018, was primarily due to lower severance and facility shut down costs, lower costs related to special incentive plans and a gain on Brazilian indirect taxes,  partially offset by the loss on sale of the U.S. steel food and steel aerosol business.

Interest Expense

Total interest expense was $76 million and $227 million for the three and nine months ended September 30, 2018, respectively, compared to $74 million and $217 million for the same periods in 2017. Interest expense as a percentage of average monthly borrowings was 4 percent for the three and nine months ended September 30 2018 and 2017.

Income Taxes

The effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year. The effective income tax rate for the three and nine months ended September 30, 2018, respectively, was 72.9 percent and 43.1 percent compared to 8.0 percent and 19.5 percent for the same periods in 2017. The increase of 64.9 percentage points and 23.6 percentage points for the three and nine months ended September 30, 2018, respectively, was primarily due to the tax impact from the July 31, 2018 sale of the U.S. steel food and steel aerosol packaging business, as well as the revaluation in 2018 of deferred tax assets in Brazil due to fluctuations in foreign currency exchange rates.

As compared to the statutory tax rate, the effective tax rate for the three and nine months ended September 30, 2018, was increased by 37.7 percentage points and 14.2 percentage points, respectively for the tax impact of the sale of the U.S. steel food and steel aerosol packaging business and was increased by 4.1 percentage points and 2.9 percentage points, respectively, for the revaluation of deferred tax assets in Brazil due to fluctuations in foreign currency exchange rates. Also as compared to the statutory tax rate, the effective tax rate for the three and the nine months ended September 30, 2018, was reduced by 1.1 percentage points and 2.2 percentage points, respectively, for the discrete impact of share-based compensation payments, increased by 1.0 percentage points and 2.0 percentage points, respectively, for the impact of GILTI and FDII, increased by 2.0 percentage points and 1.8 percentage points, respectively, for foreign withholding tax and, after taking into account the recently reduced U.S. tax rate, an increase of 5.1 percentage points and 3.4 percentage points, respectively, for the foreign tax rate differential versus the U.S. tax rate.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

On July 31, 2018, Ball sold its U.S. steel food and steel aerosol packaging business and formed a joint venture, Ball Metalpack. See Note 4 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report for further information.  As a result of the sale, the remaining global aluminum aerosol and Argentine steel aerosol businesses of the legacy food and aerosol packaging segment are now a  non-reportable segment. For comparative periods, the entire former food and aerosol packaging segment is now presented as a non-reportable segment.

Beverage Packaging, North and Central America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017

Net sales	$1,237	$1,080	$3,513	$3,180

Comparable operating earnings	$153	$121	$423	$400
Business consolidation and other activities (a)	(14)	(34)	(16)	(45)
Amortization of acquired Rexam intangibles	(7)	(7)	(23)	(23)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	—	—	(6)
Total segment earnings	$132	$80	$384	$326
Comparable operating earnings as a % of segment net sales	12%	11%	12%	13%

(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.
(b)

Catch-up depreciation and amortization of $6 million related to the six months ended December 31, 2016, was recorded during the nine months ended September 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

The beverage packaging, North and Central America, segment consists of operations located in the U.S., Canada and Mexico that manufacture aluminum containers used in beverage packaging in those countries. Our beverage can manufacturing facility in Reidsville, North Carolina, ceased production at the end of June 2017, the Birmingham, Alabama, plant ceased production during the second quarter of 2018 and the Chatsworth, California, and Longview, Texas, plants ceased production during the third quarter of 2018.  In order to serve growing customer demand for specialty cans in the southwestern U.S., the company constructed a multi-line beverage packaging facility in Goodyear, Arizona, which began production in the second quarter of 2018.

Segment sales for the three and nine months ended September 30, 2018, respectively, were $157 million and $333 million higher compared to the same periods in 2017.  The increase for the three months ended September 30, 2018, was primarily due to higher metal input prices of $86 million, higher volumes partially driven by the absence of hurricane-related disruptions during 2017, higher pricing and favorable sales mix. The increase for the nine months ended September 30, 2018, was primarily due to higher metal input prices of $227 million, higher pricing, favorable sales mix, and other pass-through items, partially offset by lower volumes. We cannot predict the impact on sales that will result from future changes in metal input prices.

Comparable operating earnings for the three and nine months ended September 30, 2018, respectively, were $32 million and $23 million higher compared to the same periods in 2017.  The increase for the three months ended September 30, 2018, was primarily due to higher sales volumes, higher pricing, favorable sales mix and savings from the 2017 Reidsville plant closure,  partially offset by higher freight and other costs associated with our multi-plant network optimization program and plant start-up costs. The increase for the nine months ended September 30, 2018, was primarily due to favorable sales mix, higher pricing and savings from the 2017 Reidsville plant closure,  partially offset by higher freight and other costs associated with our multi-plant network optimization program, plant start-up costs and lower volumes.

Beverage Packaging, South America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017

Net sales	$391	$425	$1,229	$1,145

Comparable operating earnings	$71	$78	$235	$205
Business consolidation and other activities (a)	12	(4)	11	(4)
Amortization of acquired Rexam intangibles	(14)	(13)	(42)	(42)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	—	—	(14)
Total segment earnings	$69	$61	$204	$145
Comparable operating earnings as a % of segment net sales	18%	18%	19%	18%

(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.
(b)

Catch-up depreciation and amortization of $14 million related to the six months ended December 31, 2016, was recorded during the nine months ended September 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition

The beverage packaging, South America, segment consists of operations located in Brazil, Argentina and Chile that manufacture aluminum containers used in beverage packaging across South America. To support contracted volumes for aluminum beverage packaging across Paraguay, Argentina and Bolivia, the company plans to construct a one-line beverage can and end manufacturing plant in Paraguay, and to add capacity to our Buenos Aires, Argentina, and Santiago, Chile, facilities. The Paraguay plant is expected to begin production in the second half of 2019.  The company ceased operations at its Cuiabá, Brazil, beverage packaging plant in July 2018 and has relocated equipment from the Cuiabá plant to other existing facilities in South America.

Segment sales for the three and nine months ended September 30, 2018, respectively, were $34 million lower and $84 million higher compared to the same periods in 2017. The decrease for the three months ended September 30, 2018, was primarily due to lower can and end volumes, partially attributable to the conclusion of the end sales agreement with the business divested in 2016, in addition to regional pricing pressures.  The increase for the nine months ended September 30, 2018, was primarily related to higher can and end volumes of $90 million and favorable product mix, partially offset by regional pricing pressures and the loss of 11 days of sales resulting from a Brazilian trucking labor strike.

Comparable operating earnings for the three and nine months ended September 30, 2018, respectively, were $7 million lower and $30 million higher compared to the same periods in 2017.  The decrease for the three months ended September 30, 2018, was primarily due to lower can and end volumes and regional pricing pressures.  The increase for the nine months ended September 30, 2018, was primarily related to the end sales agreement with the business divested in 2016, an increase in can and end volumes and favorable manufacturing performance, partially offset by regional pricing pressures and the loss of 11 days of sales resulting from a Brazilian trucking labor strike.

Beverage Packaging, Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017

Net sales	$683	$651	$1,995	$1,824

Comparable operating earnings	$84	$74	$219	$184
Business consolidation and other activities (a)	(3)	(62)	(17)	(69)
Amortization of acquired Rexam intangibles	(17)	(16)	(53)	(50)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	—	—	(18)
Total segment earnings	$64	$(4)	$149	$47
Comparable operating earnings as a % of segment net sales	12%	11%	11%	10%

(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.
(b)

Catch-up depreciation and amortization of $18 million related to the six months ended December 31, 2016, was recorded during the nine months ended September 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

The beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe, including Russia. To support growth for beverage cans in the Iberian Peninsula, the company constructed a two-line, aluminum beverage can manufacturing facility near Madrid, Spain, with a majority of the facility’s capacity secured under a long-term customer contract. The facility began initial commercial production on one line in July 2018 and will produce multiple can sizes once it is fully operational. In the third quarter of 2017, our beverage packaging container and end production facilities in Recklinghausen, Germany, ceased production. In October 2018, the company announced that it intends to cease production at the beverage packaging plant located in San Martino, Italy, in December 2018, and intends to invest in its beverage container plant in Nogara, Italy.

Segment sales for the three and nine months ended September 30, 2018, respectively, were $32 million and $171 million higher compared to the same periods in 2017. The increase in sales for the three months ended September 30, 2018, was primarily related to higher sales volumes, partially offset by unfavorable currency exchange rates.  The increase in sales for the nine months ended September 30, 2018, was primarily related to higher sales volumes of $78 million and favorable currency exchange rates of approximately $68 million.

Comparable operating earnings for the three and nine months ended September 30, 2018, respectively, were $10 million and $35 million higher compared to the same periods in 2017. The increase for the three months ended September 30, 2018, was primarily due to increased sales volumes and operational efficiencies from plant network optimization, partially offset by higher costs and unfavorable currency exchange rates.  The increase for the nine months ended September 30, 2018, was primarily due to increased sales volumes, favorable currency exchange rates and operational efficiencies from plant network optimization, partially offset by higher costs and a continuation of previously contracted price decreases.

Aerospace

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017

Net sales	$283	$241	$837	$734
Comparable operating earnings	26	23	75	70
Comparable operating earnings as a % of segment net sales	9%	10%	9%	10%

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales for the three and nine months ended September 30, 2018, respectively, were $42 million and $103 million higher compared to the same periods in 2017 and comparable operating earnings were $3 million higher and $5 million higher for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The higher sales and comparable earnings for the three and nine months ended September 30, 2018, respectively, were primarily the result of an increase in sales from significant U.S. national defense contracts.

The aerospace sales contract mix for the nine months ended September 30, 2018, consisted of 68 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 29 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $1.76 billion at September 30, 2018, compared to $1.75 billion at December 31, 2017. The backlog at September 30, 2018, consisted of 75 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017

Net earnings attributable to Ball Corporation	$59	$48	$303	$215
Add: Net earnings attributable to noncontrolling interests	—	3	1	6
Net earnings	59	51	304	221
Less: Equity in results of affiliates, net of tax	(7)	(5)	(14)	(23)
Add: Tax provision (benefit)	140	4	220	48
Earnings before taxes, as reported	192	50	510	246
Add: Total interest expense	76	74	227	217
Earnings before interest and taxes	268	124	737	463
Add: Business consolidation and other activities	32	157	131	253
Add: Amortization of acquired Rexam intangibles	40	37	124	120
Add: Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (a)	—	(5)	—	34
Comparable operating earnings	$340	$313	$992	$870

(a)

Catch-up depreciation and amortization of $34 million related to the six months ended December 31, 2016, was recorded during the nine months ended September 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

Our calculation of comparable net earnings is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2018	2017	2018	2017

Net earnings attributable to Ball Corporation	$59	$48	$303	$215
Add: Business consolidation and other activities	32	157	131	253
Add: Amortization of acquired Rexam intangibles	40	37	124	120
Add: Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (a)	—	(5)	—	34
Add: Debt refinancing and other costs	—	—	1	1
Less: Noncomparable taxes	66	(49)	25	(108)
Comparable net earnings	$197	$188	$584	$515

Per diluted share, as reported	$0.17	$0.13	$0.86	$0.60
Per diluted share, comparable basis	$0.56	$0.52	$1.65	$1.44

(a)

Catch-up depreciation and amortization of $34 million related to the six months ended December 31, 2016, was recorded during the nine months ended September 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Our primary sources of liquidity are cash provided by operating activities and external borrowings. We believe that cash flows from operations and cash provided by short-term, long-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, anticipated share repurchases and anticipated capital expenditures. The following summarizes our cash flows:

	Nine Months Ended September 30,
($ in millions)	2018	2017

Cash flows provided by (used in) operating activities	$1,027	$744
Cash flows provided by (used in) investing activities	(15)	(370)
Cash flows provided by (used in) financing activities	(801)	(429)

Cash flows provided by operations were higher in 2018 compared to 2017, primarily due to higher earnings and lower pension contributions, partially offset by higher working capital outflows. The impact of changes in working capital on operating cash flows for the nine months ended September 30, 2018, was  a  $112 million outflow. Excluding the impact of the new revenue recognition standard and the sale of the U.S. steel food and steel aerosol packaging business,  the impact of a reduction of days sales outstanding from 45 to 38 days and an increase in days payable outstanding from 110 to 116 days was offset by increases in taxes and other amounts receivable and decreases in accrued employee costs and other current liabilities.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.15 billion and $1.0 billion at September 30, 2018, and December 31, 2017, respectively. A total of $208 million and $439 million were available for sale under such programs as of September 30, 2018, and December 31, 2017, respectively.

Contributions to the company’s defined benefit pension plans were $53 million in the first nine months of 2018 compared to $201 million in the first nine months of 2017 and such contributions are expected to be in the range of $66 million for the full year of 2018. This estimate may change based on changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors.

We expect 2018 capital expenditures for property, plant and equipment to exceed $700 million, and approximately $327 million was contractually committed as of September 30, 2018. Capital expenditures are expected to be funded by cash flows from operations.

As of September 30, 2018, approximately $593 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that may limit the ability to convert into other currencies Egyptian pounds held by the company in Egypt with a U.S. dollar equivalent value of $37 million. The company believes its U.S. operating cash flows, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. With the introduction of a modified territorial tax system in the recently enacted U.S. Tax Cuts and Jobs Act, the company is currently reviewing its previously stated intent to permanently reinvest these foreign amounts outside the U.S. As the company does not believe a reasonable estimate of the impact of the U.S. Tax Cuts and Jobs Act on its indefinite reinvestment assertion can be determined at present, no provisional estimate is recorded in the financial statements for the period ended September 30, 2018. When either a reasonable estimate or the final determination becomes available, the impact will be recorded in that same reporting period. The final determination will be made and the impact will be recorded no later than December 2018.

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

Share Repurchases

The company’s share repurchases, net of issuances, totaled $439 million during the nine months ended September 30, 2018, compared to $85 million of repurchases, net of issuances, during the same period of 2017. Share repurchases are completed using cash on hand and available borrowings and are expected to exceed  $700 million, net of issuances, for the full year 2018.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $6.7 billion and $7.0 billion was outstanding at September 30, 2018, and December 31, 2017, respectively.

At September 30, 2018, taking into account our outstanding letters of credit, approximately $1.47 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1 billion of short-term uncommitted credit facilities available as of September 30, 2018, of which $142 million was outstanding and due on demand. At December 31, 2017, the company had $340 million outstanding under short-term uncommitted credit facilities.

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

We were in compliance with all loan agreements at September 30, 2018, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a leverage ratio (as defined) of no greater than 4.25 times at September 30, 2018. As of September 30, 2018, approximately $2.0 billion of the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities are available without violating our existing debt covenants. Additional details regarding our debt are available in Note 14 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 20 and 21 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The company is routinely subject to litigation incident to operating its businesses, and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites, including in respect of sites related to alleged activities of certain Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company. Details of the company’s legal proceedings are included in Note 20 to the consolidated financial statements within Item 8 of the company’s Current Report on Form 8-K filed on March 6, 2018.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “believes,” “targets,” “likely,” “positions” and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. Readers of this report should therefore not place undue reliance upon any forward-looking statements and any of such statements should be read in conjunction with, and, qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed include, but are not limited to the following: a) in our packaging segments: product demand fluctuations; availability/cost of raw materials and logistics; competitive packaging, pricing and substitution; changes in climate and weather; competitive activity; footprint adjustments and other manufacturing changes; failure to achieve synergies, productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation, power and supply chain influence; changes in major customer or supplier contracts or a loss of a major customer or supplier; political instability and sanctions; currency controls; and changes in foreign exchange or tax rates, including due to the effects of the 2017 U.S. Tax Cuts and Jobs Act; and tariffs or other governmental actions in any country affecting goods produced by us or in our supply chain, including imported raw materials, such as pursuant to section 232 of the U.S. Trade Expansion Act of 1962; b) in our aerospace segment: funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) in the company as a whole, those listed plus: changes in senior management; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; litigation; strikes; labor cost changes; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including the U.S. government elections, budget, sequestration and debt limit; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, including with respect to the Rexam PLC acquisition and its integration, or the associated divestiture; the effect of the acquisition or the divestiture on our business relationships, operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the third quarter of 2018, except as discussed in Note 20 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.  Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s Current Report on Form 8-K filed on March 6, 2018, for the year ended December 31, 2017.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the third quarter of 2018.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 31, 2018	3,022,303	$37.43	3,022,303	18,987,648
August 1 to August 31, 2018	2,002,100	40.69	2,002,100	16,985,548
September 1 to September 30, 2018	1,707,084	43.70	1,707,084	15,278,464
Total	6,731,487	39.99	6,731,487

(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)

The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On April 25, 2018, the Board authorized the repurchase by the company of up to a total of 25 million shares. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended September 30, 2018.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended September 30, 2018.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	November 2, 2018