Form 10-K
period 2018-12-31
BALL Corp
filed 2019-02-22
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $12.3 billion based upon the closing market price and common shares outstanding as of June 30, 2018.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 20, 2019

Common Stock, without par value	334,338,125 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.Proxy statement to be filed with the Commission within 120 days after December 31, 2018, to the extent indicated in Part III.

Ball Corporation

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2018

PART I.

Item 1. Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of metal packaging to the beverage, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace segment. In 2018, our total consolidated net sales were $12 billion. Our packaging businesses were responsible for 90 percent of our net sales, with the remaining 10 percent contributed by our aerospace business.

Our largest product line is aluminum beverage containers. We also produce aerosol containers, extruded aluminum aerosol containers and aluminum slugs.

We sell our packaging products mainly to large multinational beverage, personal care and household products companies with which we have developed long-term relationships. This is evidenced by our high customer retention and large number of long-term supply contracts. While we have a diversified customer base, we sell a significant portion of our packaging products to major companies and brands, as well as to numerous regional customers. Our significant customers include: The Coca-Cola Company and its affiliated bottlers, Anheuser-Busch InBev n.v./s.a., Molson Coors Brewing Company and Unilever N.V.

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

Sustainability

Sustainability is a key part of our business strategy at Ball. By enhancing the unique sustainability credentials of our products along their life cycles, we position our metal containers as the most sustainable packaging choice and help our customers grow their businesses. Aluminum is an infinitely recyclable material. It also has the highest scrap value of all commonly used packaging substrates. These qualities make cans an increasingly attractive option for sustainability-conscious consumers and brands who acknowledge that metal packaging is a true enabler of a circular economy in terms of economic value, recyclability, real recycling and the avoidance of down cycling.  In 2017, Resource Recycling Systems recognized aluminum beverage cans as the most recycled beverage package in the world, with a global weighted average recycling rate for aluminum of 69 percent. This finding solidifies the aluminum can as the leader in real recycling, where the package is collected and then transformed into an item of equal value (product to product or material to material recycling). In comparison, only 43 percent of PET and 46 percent of glass bottles were collected for recycling, although not necessarily recycled.

In some of Ball’s markets such as Brazil, China and several European countries, recycling rates for aluminum beverage cans are at or above 90 percent. The most recently available recycling rates for aluminum beverage cans are 97 percent in Brazil in 2017, 74 percent in Europe in 2015, and 49 percent in the U.S. in 2016.

We focus our sustainability efforts on product stewardship, operational excellence, talent management and community engagement. In our global operations, we work on continuous improvement of employee safety, energy and water efficiency, waste generation and air emissions.

Because metal recycling saves resources and uses significantly less energy than primary metal production, the biggest opportunity to further enhance the positive environmental attributes of metal packaging is to increase recycling rates. In markets where recycling rates are below where we believe they should be, we help establish and financially support packaging collection and recycling initiatives. These initiatives typically focus on collaborating with public and private partners to create effective collection and recycling systems, including education of consumers about the sustainability benefits of metal packaging.

Our Reportable Segments

Ball Corporation reports its financial performance in four reportable segments: (1) beverage packaging, North and Central America; (2) beverage packaging, South America; (3) beverage packaging, Europe and (4) aerospace. Ball also has investments in the U.S., Guatemala, Panama, South Korea and Vietnam that are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Financial information related to each of our segments is included in Note 3 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K (annual report).

On July 31, 2018, Ball sold its U.S. steel food and steel aerosol packaging business and formed a joint venture, Ball Metalpack. See Note 4 to the consolidated financial statements within Item 8 of this annual report for further information.  As a result of the sale, the remaining global aluminum aerosol and Argentine steel aerosol businesses of the legacy food and aerosol packaging segment are now a non-reportable segment that manufactures and sells aerosol containers, extruded aluminum aerosol containers and aluminum slugs (aerosol packaging). For comparative periods, the entire former food and aerosol packaging segment is now presented within other.

Beverage Packaging, North and Central America, Segment

Beverage packaging, North and Central America is Ball’s largest segment, accounting for 40 percent of consolidated net sales in 2018. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Metal beverage containers and ends are produced at 17 manufacturing facilities in the U.S., one in Canada and two in Mexico.  The beverage packaging, North and Central America, segment also includes interests in three joint ventures that are accounted for using the equity method.

The North American beverage container manufacturing industry is relatively mature. Where growth or contractions are projected in certain markets or for certain products, Ball undertakes selected capacity increases or decreases primarily in its existing facilities to meet market demand. A meaningful portion of the industry-wide reduction in demand for standard 12-ounce aluminum cans for the carbonated soft drink market is being offset with growing demand for specialty container volumes from new and existing customers and consumer demand. During 2016, we began production at our newly constructed beverage can and end manufacturing facility in Monterrey, Mexico. In order to serve growing customer demand for specialty cans in the southwestern U.S., the company constructed a four line beverage packaging facility in Goodyear, Arizona, which began production in the second quarter of 2018.

According to publicly available information and company estimates, the North American beverage container industry represents approximately 112 billion units. Five companies manufacture substantially all of the metal beverage containers in the U.S., Canada and Mexico.  Ball produced approximately 46 billion recyclable aluminum beverage containers in North America in 2018, which represented approximately 44 percent of the aggregate production in these countries. Historically, sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage containers produced by Ball in the U.S., Canada and Mexico are made of aluminum. In North and Central America, five suppliers provide the majority of our aluminum can and end sheet requirements.

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

Our beverage can manufacturing facility in Reidsville, North Carolina, ceased production at the end of June 2017, the Birmingham, Alabama, facility ceased production during the second quarter of 2018 and the Chatsworth, California, and Longview, Texas, facilities ceased production during the third quarter of 2018. These facilities produced beverage cans in a variety of sizes and their customers are now supplied by the company’s other U.S. facilities.

Beverage Packaging, South America, Segment

The beverage packaging, South America, segment accounted for 15 percent of Ball’s consolidated net sales in 2018. Our operations consist of 12 facilities, 10 in Brazil and one each in Argentina and Chile. For the countries where we operate, the South American beverage container market is approximately 31 billion containers, and we are the largest producer in this region with an estimated 53 percent of South American shipments in 2018. Four companies currently manufacture substantially all of the metal beverage containers in Brazil.

The company’s South American beverage facilities produced approximately 16 billion aluminum beverage containers in 2018. Historically, sales volumes of beverage containers in South America tend to be highest during the period from September through December. In South America, two suppliers provide virtually all our aluminum sheet requirements with certain requirements also being imported from Asia.

In order to support contracted volumes for aluminum beverage packaging across Paraguay, Argentina, Chile and Bolivia, the company is constructing a one-line beverage can and end manufacturing facility in Paraguay and will add capacity to its Buenos Aires, Argentina, and Santiago, Chile, facilities. The Paraguay facility is expected to begin production in the second half of 2019.  The company ceased operations at its Cuiabá, Brazil, beverage packaging facility in July 2018 and has relocated equipment from the Cuiabá facility to other existing facilities in South America.

We believe we have limited our exposure to changes in the cost of aluminum ingot as a result of the inclusion of provisions in most metal beverage container sales contracts to pass through aluminum ingot price changes, as well as through the use of derivative instruments.

Beverage Packaging, Europe, Segment

The beverage packaging, Europe, segment accounted for 23 percent of Ball’s consolidated net sales in 2018.  Our European operations consist of 20 facilities throughout Europe. The European beverage container market is approximately 67 billion containers, including Russia and excluding Turkey, and we are the largest producer with an estimated 43 percent of European shipments. The European market is highly regional in terms of sales growth rates and packaging mix. Four companies manufacture substantially all of the metal beverage containers in Europe. Our European beverage facilities produced 30 billion beverage containers in 2018, the vast majority of which were produced from aluminum.

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

European raw material supply contracts generally have longer term agreements. In Europe, five aluminum suppliers and one steel supplier provide almost all of our requirements. Aluminum is traded primarily in U.S. dollars, while the functional currencies of our European operations are various other currencies. The company minimizes its exchange rate risk using derivative and supply contracts in local currencies. Purchase and sales contracts generally include fixed-price, floating or pass-through aluminum ingot component pricing arrangements.

In order to support growth for beverage cans in the Iberian Peninsula, the company constructed a two-line, aluminum beverage can manufacturing facility near Madrid, Spain, with a majority of the facility’s capacity secured under a long-term customer contract. The facility is fully operational and produces multiple can sizes utilizing both lines. In the third quarter of 2017, our beverage packaging container and end production facilities in Recklinghausen, Germany, ceased production, and the capacity was transitioned to existing European Ball facilities.  In December 2018, we closed a one-line beverage packaging facility located in San Martino, Italy.

Aerospace Segment

Ball’s aerospace segment, which accounted for 10 percent of consolidated net sales in 2018, includes national defense hardware, antenna and video tactical solutions, civil and operational space hardware and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 99 percent of segment sales in 2018.

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

Contracted backlog in the aerospace segment was $2.2 billion and $1.75 billion at December 31, 2018 and 2017, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2018 contracted backlog includes $1.1 billion expected to be recognized in revenues during 2019, with the remainder expected to be recognized in revenues in the years thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $1.4 billion and $1.3 billion at December 31, 2018 and 2017, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards. Uncertainties in the federal government budgeting process could delay the funding, or even result in cancellation of certain programs currently in our reported backlog.

Other

Other consists of  non-reportable segments located in Africa, Middle East and Asia (beverage packaging, AMEA) and Asia Pacific (beverage packaging, Asia Pacific) that manufacture and sell metal beverage containers; a non-reportable segment that manufactures and sells aerosol containers, extruded aluminum aerosol containers and aluminum slugs (aerosol packaging); undistributed corporate expenses; intercompany eliminations and other business activities.

Beverage Packaging, AMEA

Our metal beverage container operations in the AMEA region consist of five aluminum container and end manufacturing facilities–two in India and one each in Egypt, Saudi Arabia and Turkey. The beverage container market in these regions produced 27 billion cans in 2018, and we are one of six major producers in this region with 15 percent of shipments. Our manufacturing facility in Saudi Arabia, Rexam United Arab Can Manufacturing Limited, is a joint venture 51 percent owned by Ball and consolidated in our results. Additionally, Ball has an ownership interest in an equity method joint venture in South Korea.

The company opened a metal beverage container facility in Sri City, India, near Chennai, which began production in the second quarter of 2017.

Beverage Packaging, Asia Pacific

The metal beverage container market in the People’s Republic of China (PRC) is 44 billion containers, of which Ball’s operations represented an estimated 12 percent in 2018. Our percentage of the industry makes us one of the largest manufacturers of metal beverage containers in the PRC. We, along with five other manufacturers, account for approximately 75 percent of the production. Our operations include the manufacture of aluminum containers and ends in four facilities in the PRC and one aluminum container facility in Myanmar. Our aluminum can and end sheet requirements are provided by several suppliers.

Ball has ownership interests in beverage packaging manufacturing operations in Vietnam and Thailand.

On December 13, 2018, we announced an agreement to sell our beverage packaging facilities in China for upfront consideration of approximately $225 million plus potential additional consideration related to the future relocation of an existing facility in China. The transaction is subject to customary regulatory approvals and is expected to close during the second half of 2019.

Aerosol Packaging

Our aerosol packaging operations manufacture and sell extruded aluminum aerosol containers, steel aerosol containers and aluminum slugs, which represented less than 5 percent of Ball’s consolidated net sales in 2018. There are 10 manufacturing facilities that manufacture these products – four in Europe, two in Argentina, one each in the U.S., Canada, Mexico and India.  The aerosol packaging market in these countries produced approximately 5 billion aluminum aerosol units in 2018 and we are one of the major producers in this combined area with shipments of 1.1 billion aluminum aerosol packaging containers, representing approximately 20 percent of total shipments in these markets.  Our aluminum and steel aerosol sheet requirements are provided by several suppliers.

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

Employee Relations

At the end of 2018, the company and its subsidiaries employed approximately 17,500 employees, including approximately 7,300 employees in the U.S. Details of collective bargaining agreements are included within Item 1A, Risk Factors, of this annual report.

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

The company had $6.7 billion of interest-bearing debt at December 31, 2018. Such indebtedness could have significant consequences for our business and any investment in our securities, including:

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

We sell a majority of our packaging products to a relatively limited number of major beverage, personal care and household product companies, some of which operate in multiple geographical markets we serve.

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

Competition within the packaging and aerospace industries is intense. Increases in productivity, combined with existing or potential surplus capacity in the industry, have maintained competitive pricing pressures. The principal methods of competition in the general packaging industry are price, innovation, sustainability, service and quality. In the aerospace industry, they are technical capability, cost and schedule. Some of our competitors may have greater financial, technical and marketing resources, and some may currently have excess capacity. Our current or potential competitors may offer products at a lower price or products that are deemed superior to ours. The global economic environment has resulted in reductions in demand for our products in some instances, which, in turn, could increase these competitive pressures.

We are subject to competition from alternative products, which could result in lower profits and reduced cash flows.

Our metal packaging products are subject to significant competition from substitute products, particularly plastic carbonated soft drink bottles made from PET, single serve beer bottles and other beverage containers made of glass, cardboard or other materials. Competition from plastic carbonated soft drink bottles is particularly intense in the U.S., Europe and the PRC. Certain of our aerospace products are also subject to competition from alternative products and solutions. There can be no assurance that our products will successfully compete against alternative products, which could result in a reduction in our profits or cash flow.

Our packaging businesses have a narrow product range, and our business would suffer if usage of our products decreased or if decreases occur in the demand for the beverages and other goods filled in our products.

The majority of our consolidated net sales were from the sale of beverage containers, and we expect to derive a significant portion of our future revenues and cash flows from the sale of beverage containers. Our business would suffer if the use of beverage containers decreased. Accordingly, broad acceptance by consumers of aluminum containers for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to metal containers, or the demand for aluminum containers does not develop as expected, our business, financial condition or results of operations could be materially adversely affected.

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

We derived more than 50 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2018. The sizeable scope of operations outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

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

We manufacture packaging products primarily for beverages. Unseasonably cool weather can reduce demand for certain beverages packaged in our containers. Climate change could have various effects on the demand for our products and the costs of inputs to our production in different regions around the world.

We are vulnerable to fluctuations in the supply and price of raw materials.

We purchase aluminum, steel and other raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and sometimes use derivative instruments to seek to manage our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities at reasonable prices. Economic, operational and financial factors, as well as governmental action, could impact our suppliers, thereby causing supply shortages. Increases in raw material costs, including potential increases due to tariffs, sanctions, or other trade actions, could have a material adverse effect on our business, financial condition or results of operations. In the Americas, Europe and Asia, some contracts do not allow us to pass along increased raw material costs and we generally use derivative agreements to seek to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase. Due to the fixed-price contracts and derivative activities, while increasing raw material costs may not impact our near-term profitability, increased prices could decrease our sales volume over time.

Prolonged work stoppages at facilities with union employees could jeopardize our financial position.

As of December 31, 2018, 14 percent of our North American packaging facility employees and 56 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

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

We account for sales and profits on a portion of long-term contracts in our aerospace business in accordance with the percentage-of-completion method of accounting, using the cost-to-cost method to account for updates in estimates. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. These assumptions involve various levels of expected performance improvements. Under the cost-to-cost method, the impact of updates in our estimates related to units shipped to date or progress made to date is recognized immediately.

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

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to some of the raw materials, such as epoxy-based coatings utilized in our container making process. Epoxy-based coatings may contain Bisphenol-A (BPA). Scientific evidence evaluated by regulatory agencies in the U.S., Canada, Europe, Japan, Australia and New Zealand has consistently shown these coatings to be safe for food contact at current levels, and these regulatory agencies have stated that human exposure to BPA from epoxy-based container coatings is well below safe exposure limits set by government bodies worldwide. A significant change in these regulatory agency statements, adverse information concerning BPA, or rulings made within certain federal, state, provincial and local jurisdictions could have a material adverse effect on our business, financial condition or results of operations. Ball recognizes that significant interest exists in non-epoxy based coatings, and we have been proactively working with coatings suppliers and our customers to transition to alternative coatings.

Net earnings and net assets could be materially affected by an impairment of goodwill.

We have a significant amount of goodwill recorded on the consolidated balance sheet as of December 31, 2018. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

We continue to see the industry supply of beverage packaging exceed demand in China, resulting in significant pricing pressure and negative impacts on the profitability of our beverage packaging, Asia Pacific, reporting unit. The worsening business climate in Saudi Arabia has resulted in negative impacts to the profitability of our beverage packaging, AMEA, reporting unit. If it becomes an expectation that these situations will continue for an extended period of time, it may result in a noncash impairment of some or all of the goodwill associated with these reporting units, totaling $78 million and $100 million, respectively, at December 31, 2018. The company’s annual goodwill impairment test completed in the fourth quarter of 2018 indicated the estimated fair value of the beverage packaging, Asia Pacific, and beverage packaging, AMEA, reporting units exceeded their carrying amounts, including goodwill, by 11 percent and 15 percent, respectively.  The goodwill associated with the beverage packaging, Asia Pacific, reporting unit predominantly relates to the China beverage packaging facilities. On December 13, 2018, we announced an agreement to sell our beverage packaging facilities in China. The transaction is expected to close during the second half of 2019.

If the investments in Ball’s pension plans, or in the multi-employer pension plans in which Ball participates, do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available for other general corporate purposes.

Ball maintains defined benefit pension plans covering substantially all of its North American employees and a significant portion of United Kingdom employees, which are funded based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks, fixed-income securities and, in the U.S., alternative investments. Market declines, longevity increases or legislative changes, such as the Pension Protection Act in the U.S., could result in a prospective decrease in our available cash flow and net earnings over time, and the recognition of an increase in our pension obligations could result in a reduction to our shareholders’ equity. Additional risks exist related to the company’s participation in multi-employer pension plans. Assets contributed to a multi-employer pension plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer in a multi-employer pension plan stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participants. This could result in increases to our contributions to the plans as well as pension expense.

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

As market interest rates increase, our variable-rate debt will create higher debt service requirements, which adversely affects our cash flow. While we sometimes enter into agreements limiting our exposure, any such agreements may not offer complete protection from this risk.

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

In particular, the U.S. Tax Cuts and Jobs Act (the Act), which was signed into law on December 22, 2017, may continue to result in fluctuations in the company’s net earnings and cash flows. The Act introduced major changes to U.S. income tax law that require significant judgment to interpret the impact of the provisions of the Act on the company’s financial results.

Due to the timing of its enactment and the complexity associated with the provisions of the Act, the company made reasonable estimates of its effects where possible and recorded provisional estimates in its financial statements for the year ended December 31, 2017. The company has updated these provisional estimates as needed and its financial statements now reflect the final impact of these items based on currently available guidance, including proposed regulations. Given the various uncertainties and ambiguities that still remain with respect to the application of the Act, the Internal Revenue Service and the U.S. Treasury Department may issue subsequent guidance on the provisions of the Act, including final regulations, that differs from our current interpretations. The impact of any adjustments required as a result of such subsequent guidance could materially affect the company’s financial results.

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

The company’s IT systems, or any third party’s system on which the company relies, could fail on their own accord or may be vulnerable to a variety of interruptions or shutdowns, including interruptions or shutdowns due to natural disasters, power outages or telecommunications failures, terrorist attacks or failures during the process of upgrading or replacing software or hardware.  Increased global IT security threats and more sophisticated and targeted computer crime also pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. As a provider of products and services to government and commercial customers, our aerospace business in particular may be the target of cyber-attacks, including attempts to gain unauthorized access to classified or sensitive information and networks.  The company has a number of shared service centers where many of the company’s IT systems are concentrated and any disruption at such a location could impact the company’s business within the operating zones served by the impacted service center.

While we attempt to mitigate all of these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats or other IT disruptions. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, harm to individuals or property, contractual or regulatory actions and fines, penalties and potential liabilities, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. Data privacy and protection laws are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness and could expose us to substantial fines or other penalties. In addition, a security breach that involves classified or other sensitive government information could subject us to civil or criminal penalties and could result in the loss of our secure facility clearance and other accreditation, loss of our government contracts, loss of access to classified information or debarment as a government contractor.

A material weakness in our internal control over financial reporting could, if not remediated, result in material misstatements in our financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is identified, management could conclude that internal control over financial reporting is not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control—An Integrated Framework  (2013).” If a material weakness is identified, a remediation plan would be designed to address the material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. As of December 31, 2018, the company had no material weaknesses.

Significant developments stemming from the U.K.’s referendum on membership in the EU could have a material adverse effect on us.

In June 2016, the U.K. held a referendum and voted in favor of leaving the European Union (EU). This referendum has created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years, particularly as the U.K. and the EU continue to negotiate the terms of withdrawal from the EU. Our business in the U.K., the EU and worldwide could be affected by uncertainty prior to and after the upcoming March 29, 2019, withdrawal date by the impact of the U.K.’s referendum and anticipated withdrawal from the EU. There are many ways in which our business could be affected, only some of which we can identify at the present time, such as supply chain constraints, increased material costs due to rising tariffs, effects on employee mobility and increased costs of doing business in the U.K. These effects could be more severe if the U.K. and the EU fail to reach an agreement prior to the withdrawal date.

The referendum, and the likely withdrawal of the U.K. from the EU it triggers, has caused and, along with events that could occur in the future as a consequence of the U.K.’s withdrawal, including the possible breakup of the U.K. or the EU, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. A failure by the U.K. and the EU to reach an agreement prior to the U.K.’s departure from the EU, scheduled for March 29, 2019, may increase this volatility. This volatility could cause a slowdown in economic activity in the U.K., Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s actual or threatened withdrawal from the EU, may adversely affect our operating results and growth prospects.

Item 1B.  Unresolved Staff Comments

There were no matters required to be reported under this item.

Item 2.  Properties

The company’s properties described below are well maintained, and management considers them to be adequate and utilized for their intended purposes.

Ball’s corporate headquarters and the aerospace segment management offices are located in Broomfield, Colorado, U.S. The operations of the aerospace segment occupy a variety of company-owned and leased facilities in Colorado, U.S., which together aggregate 1.8 million square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace operations carry on business in smaller company owned and leased facilities in other U.S. locations outside of Colorado.

The offices of the company’s various beverage packaging, North and Central America, operations are located in Westminster, Colorado, U.S.; the offices for the beverage packaging, Europe, operations are located in Luton, U.K.; the offices for the beverage packaging, AMEA, operations are located in Dubai, United Arab Emirates; the offices for the beverage packaging, Asia Pacific, operations are located in Hong Kong; and the beverage packaging, South America, offices are located in Rio de Janeiro, Brazil. The company’s research and development facilities are primarily located in Westminster, Colorado, U.S. The company has shared service centers located in Queretaro, Mexico; Belgrade, Serbia; and São José dos Campos, Brazil.

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

Approximate
Floor Space in
Plant Location	Square Feet

Beverage packaging, North and Central America:
Conroe, Texas	315,000
Fairfield, California	337,000
Findlay, Ohio	733,000
Fort Atkinson, Wisconsin	250,000
Fort Worth, Texas	322,000
Golden, Colorado	509,000
Goodyear, Arizona	495,000
Kapolei, Hawaii	131,000
Kent, Washington	127,000
Monterrey, Mexico	440,000
Monticello, Indiana	356,000
Phoenix, Arizona	106,000
Queretaro, Mexico	253,000
Rome, Georgia	386,000
Saint Paul, Minnesota	165,000
Saratoga Springs, New York	290,000
Tampa, Florida	276,000
Wallkill, New York	312,000
Whitby, Ontario, Canada	205,000
Williamsburg, Virginia	400,000

Beverage packaging, South America:
Aguas Claras, Brazil	292,000
Brasilia, Brazil	267,000
Buenos Aires, Argentina	272,000
Extrema, Brazil	375,000
Jacarei, Sao Paulo, Brazil	476,000
Manaus, Brazil	303,000
Pouso Alegre, Brazil	430,000
Recife, Brazil	455,000
Santa Cruz, Brazil	311,000
Santiago, Chile	275,000
Simoes Filho, Brazil	96,000
Tres Rios, Rio de Janeiro, Brazil	428,000

Beverage packaging, Europe:
Argayash, Russia	256,000
Belgrade, Serbia	342,000
Bierne, France	274,000
Cabanillas del Campo, Spain	145,000
Ejpovice, Czech Republic	185,000
Fosie, Sweden	669,000
Fredericia, Denmark	329,000
Gelsenkirchen, Germany	378,000
La Selva, Spain	278,000
Lublin, Poland	280,000
Ludesch, Austria	337,000
Mantsala, Finland	230,000
Milton Keynes, United Kingdom	148,000
Mont, France	45,000
Naro Fominsk, Russia	544,000
Nogara, Italy	122,000
Vsevolozhsk, Russia	316,000
Wakefield, United Kingdom	269,000
Waterford, Ireland	129,000
Widnau, Switzerland	321,000

Approximate
Floor Space in
Plant Location	Square Feet
Beverage packaging, AMEA:
Cairo, Egypt	201,000
Dammam, Saudi Arabia	416,000
Manisa, Turkey	173,000
Mumbai, India	175,000
Sri City, India	215,000

Beverage packaging, Asia Pacific:
Beijing, PRC	303,000
Hubei (Wuhan), PRC	416,000
Qingdao, PRC	326,000
Sanshui (Foshan), PRC	672,000
Yangon, Myanmar	432,000

Aerosol packaging:
Ahmedabad, India	58,000
Beaurepaire, France	89,000
Bellegarde, France	124,000
Buenos Aires, Argentina	34,000
Devizes, United Kingdom	110,000
San Luis, Argentina	51,000
San Luis Potosí, Mexico	158,000
Sherbrooke, Quebec, Canada	100,000
Velim, Czech Republic	252,000
Verona, Virginia	72,000

Item 3.  Legal Proceedings

Details of the company’s legal proceedings are included in Note 23 to the consolidated financial statements within Item 8 of this annual report.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II.

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is listed for trading on the New York Stock Exchange. There were 6,048 common shareholders of record on February 20, 2019.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2018.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2018	1,820,293	$44.84	1,820,293	13,458,171
November 1 to November 31, 2018	2,286,260	49.06	2,286,260	11,171,911
December 1 to December 31, 2018	1,923,374	46.81	1,923,374	9,248,537
Total	6,029,927	47.07	6,029,927

(a)Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.

(b)The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2018. It assumes $100 was invested on December 31, 2013, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/13)

$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
BLL
S&P 500
DJ US Containers & Packaging

Total Return Analysis

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
BLL	$100.00	$133.09	$143.05	$148.7	$151.34	$185.62
S&P 500	100.00	111.39	110.58	121.13	144.65	135.63
DJ US Containers & Packaging	100.00	112.91	106.35	123.86	144.55	115.42

Source: Bloomberg L.P.® Charts

Item 6.  Selected Financial Data

Five-Year Review of Selected Financial Data

Ball Corporation

($ in millions, except per share amounts)	2018	2017	2016	2015	2014

Net sales	$11,635	$10,983	$9,061	$7,997	$8,570

Earnings before interest and taxes (EBIT)	$935	$802	$463	$606	$839
Total interest expense	(302)	(288)	(338)	(260)	(193)
Earnings before taxes	$633	$514	$125	$346	$646

Net earnings attributable to Ball Corporation (a)	$454	$374	$263	$281	$470

Basic earnings per share (a)	$1.32	$1.07	$0.83	$1.02	$1.70

Weighted average common shares outstanding (000s)	344,796	350,269	316,542	274,600	277,016

Diluted earnings per share (a)	$1.29	$1.05	$0.81	$1.00	$1.65

Diluted weighted average common shares outstanding (000s)	352,321	356,985	322,884	281,968	284,860

Total assets	$16,554	$17,169	$16,173	$9,697	$7,535
Total interest bearing debt and capital lease obligations	$6,729	$6,971	$7,532	$5,051	$3,133
Cash dividends per share	$0.400	$0.365	$0.26	$0.26	$0.26
Total cash provided by operating activities (c)	$1,566	$1,478	$193	$1,037	$1,060

Non-GAAP Measures (b)

Comparable operating earnings	$1,290	$1,220	$976	$801	$920
Comparable net earnings	$775	$728	$563	$490	$553
Diluted earnings per share (comparable basis)	$2.20	$2.04	$1.74	$1.74	$1.94
Free cash flow (c)	$750	$922	$(413)	$509	$669

(a)Includes business consolidation and other activities and other items affecting comparability between years. Additional details regarding the 2018, 2017 and 2016 items are available in Note 6 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

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

(c)

Amounts in 2017, 2016, 2015 and 2014 have been retrospectively adjusted to reflect the adoption of new accounting guidance that was effective January 1, 2018. Cash provided by operating activities was increased by $30 and $48 million in 2015 and 2014, respectively, as a result of adopting the new accounting guidance. See Notes 2 and 7 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K for further details.

Reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures are as follows:

($ in millions)	2018	2017	2016	2015	2014

Net earnings attributable to Ball Corporation	$454	$374	$263	$281	$470
Add: Net earnings attributable to noncontrolling interests	(1)	6	3	22	28
Net earnings	453	380	266	303	498
Less: Equity in results of affiliates, net of tax	(5)	(31)	(15)	(4)	(2)
Add: Tax provision (benefit)	185	165	(126)	47	150
Earnings before taxes, as reported	633	514	125	346	646
Total interest expense	302	288	338	260	193
Earnings before interest and taxes (EBIT)	935	802	463	606	839
Business consolidation and other activities	191	221	337	195	81
Amortization of acquired Rexam intangibles	164	162	65	—	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	—	35	—	—	—
Cost of sales associated with Rexam inventory step-up	—	—	84	—	—
Egyptian pound devaluation	—	—	27	—	—
Comparable Operating Earnings	$1,290	$1,220	$976	$801	$920

Net earnings attributable to Ball Corporation, as reported	$454	$374	$263	$281	$470
Business consolidation and other activities	191	221	337	195	81
Amortization of acquired Rexam intangibles	164	162	65	—	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	—	35	—	—	—
Share of equity method affiliate non-comparable costs	8	—	—	—	—
Cost of sales associated with Rexam inventory step-up	—	—	84	—	—
Egyptian pound devaluation	—	—	27	—	—
Debt refinancing and other costs	1	3	109	117	33
Non-comparable taxes	2	(150)	(322)	(103)	(31)
Impact of U.S. tax reform	(45)	83	—	—	—
Net earnings attributable to Ball Corporation before above transactions (Comparable Net Earnings)	$775	$728	$563	$490	$553

Total cash provided by operating activities (a)(b)	$1,566	$1,478	$193	$1,037	$1,060
Capital expenditures	(816)	(556)	(606)	(528)	(391)
Free cash flow (b)	$750	$922	$(413)	$509	$669

(a)

Includes payments of costs associated with the acquisition of Rexam and the sale of a business associated with the June 2016 acquisition of Rexam, additional details of which are available in Note 4 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

(b)

Amounts in 2017, 2016, 2015 and 2014 have been retrospectively adjusted to reflect the adoption of new accounting guidance that was effective January 1, 2018. Cash provided by operating activities was increased by $30 and $48 million in 2015 and 2014, respectively, as a result of adopting the new accounting guidance. See Notes 2 and 7 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K for further details.

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

We sell our packaging products mainly to large, multinational beverage, personal care and household products companies with which we have developed long-term relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a significant portion of our packaging products to major companies and brands, as well as to numerous regional customers. The overall global beverage and aerosol metal container industries are growing and are expected to continue to grow in the medium to long term. The primary customers for the products and services provided by our aerospace segment are U.S. government agencies or their prime contractors.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we have made progress on each of the levers as follows:

•

Maximizing value in our existing businesses by rationalizing standard beverage container and end capacity in North America, South America and Europe, and expanding specialty container production to meet current demand; leveraging plant floor systems in our beverage facilities to improve efficiencies and reduce costs; consolidating and/or closing multiple beverage packaging facilities to gain efficiencies; and in the aerosol business, installing new extruded aluminum aerosol lines in our European, Mexican and Indian facilities while also implementing cost-out and value-in initiatives across all of our businesses;

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

•

Broadening our geographic reach with our acquisition of Rexam and our new investments in beverage manufacturing facilities in Spain, Mexico, Myanmar and Panama, as well as an extruded aluminum aerosol manufacturing facility in India; and

•

Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies and the increased production of lightweight ReAl®  containers, which utilize technology that increases the strength of aluminum used in the manufacturing process while lightweighting the can by up to 20 percent over a standard aluminum aerosol can, as well as our investment in cyber, data analytics and LIDAR capabilities to further enhance our aerospace technical expertise across a broader customer portfolio.

These ongoing business developments and our successful acquisition of Rexam in 2016 help us stay close to our customers while expanding and/or sustaining our industry positions and global reach with major beverage, personal care, household products and aerospace customers.

RESULTS OF OPERATIONS

Management’s discussion and analysis for our results of operations on a consolidated and segment basis include a quantification of factors that had a material impact. Other factors that did not have a material impact, but that are significant to understand the results, are qualitatively described.

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2018	2017	2016

Net sales	$11,635	$10,983	$9,061
Net earnings attributable to Ball Corporation	454	374	263
Net earnings attributable to Ball Corporation as a % of consolidated net sales	4%	3%	3%

Sales in 2018 were $652 million higher compared to 2017 primarily as a result of increased sales volumes for our South America and Europe segments, pass through of higher metal prices, higher pricing and favorable product mix for our North and Central America segment, favorable foreign exchange rate changes in our Europe segment and increased sales in the aerospace segment driven by significant U.S. national defense contracts.

Net earnings attributable to Ball Corporation in 2018 were $80 million higher than 2017 primarily due to increased sales volumes in our Europe and North and Central America segments, favorable manufacturing performance and lower business consolidation and other costs, partially offset by higher tax expense, freight costs and interest expense.

Sales and operating earnings for 2018 were impacted by the loss of sales from our U.S. steel food and steel aerosol business, which was sold on July 31, 2018.

Sales in 2017 were $1.9 billion higher compared to 2016 primarily as a result of increased sales volumes for our North and Central America, South America and Europe segments, increased pass through of higher metal prices for our North and Central America and South America segments, favorable currency exchange effects for our Europe segment, favorable product mix for our South America segment and increased sales in our aerospace segment. Sales volumes for the year ended December 31, 2017 for our North and Central America, South America and Europe segments were higher compared to the same period in 2016 primarily as a result of 2017 including twelve months of sales volumes from the acquired Rexam business, while 2016 included six months of sales volumes from the acquired Rexam business and six months of sales volumes from the company’s legacy business, a significant portion of which was sold in connection with the June 2016 acquisition of Rexam (Divestment Business). The South America segment experienced organic sales growth, and increased sales from significant U.S. national defense contracts drove revenue growth in the aerospace segment.

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

Debt refinancing and other costs in 2016 included costs on debt associated with the Rexam acquisition. See Note 15 located in Item 8 of this annual report for additional information on the activity in debt refinancing and other costs.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $9,329 million in 2018 compared to $8,717 million in 2017 and $7,296 million in 2016. These amounts represented 80 percent, 79 percent and 81 percent of consolidated net sales for the years ended 2018, 2017 and 2016, respectively. Cost of sales in 2016 included expense of $84 million for the step-up of inventory related to the acquired Rexam business.

Depreciation and Amortization

Depreciation and amortization expense was $702 million in 2018 compared to $729 million in 2017 and $453 million in 2016. These amounts represented 6 percent, 7 percent and 5 percent of consolidated net sales for 2018, 2017 and 2016, respectively. The expense was lower in 2018 compared to 2017 due to the absence of catch-up depreciation of fixed assets and amortization of intangible assets following the Rexam acquisition, which was recorded during 2017. The expense was higher in 2017 compared to 2016 due to increased depreciation of fixed assets and amortization of intangible assets related to 2016 following the Rexam acquisition. During 2017, the company finalized the valuation and useful lives of the assets acquired in the Rexam acquisition. As a result, depreciation and amortization expense for 2017 included a cumulative catch-up adjustment of $35 million related to the last six months of 2016. Amortization expense in 2018, 2017 and 2016 included, $164 million, $162 million and $65 million, respectively, for the amortization of acquired Rexam intangibles.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $478 million in 2018 compared to $514 million in 2017 and $512 million in 2016. These amounts represented 4 percent, 5 percent and 6 percent of consolidated net sales for those three years, respectively. Contributing to the lower SG&A expenses in 2018 were reduced employee compensation costs, favorable currency exchange rate effects, lower costs due to office closures and other cost-out initiatives implemented by the company in relation to the acquired Rexam business. The lower percentage of SG&A expense in 2017 as compared to 2016 was primarily due to office closures and various other cost-out initiatives implemented by the company in relation to the acquired Rexam business and the lack of foreign exchange losses of $27 million for the devaluation of the Egyptian pound in the fourth quarter of 2016.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $191 million in 2018 compared to $221 million in 2017 and $337 million in 2016. These amounts represented 2 percent, 2 percent and 4 percent of consolidated net sales for the three years, respectively.

The year-over-year decrease in business consolidation and other activities in 2018 compared to 2017 was primarily due to lower severance and facility shut down costs, lower costs related to lower settlement charges related to certain Ball U.S. defined pension plans, a gain on Brazilian indirect taxes and a gain on the sale of our former Chatsworth, California, beverage packing facility, partially offset by the loss on sale of the U.S. steel food and steel aerosol business. See Note 6 located in Item 8 of this annual report for additional information on the activity in business consolidation and other activities.

The year-over-year decrease in business consolidation and other activities in 2017 compared to 2016 was primarily due to a decrease of $322 million in Rexam transaction related costs and $83 million of Rexam acquisition related compensation arrangements and a decrease of $173 million in foreign currency exchange losses associated with the Rexam transaction. These impacts were partially offset by a decrease of $289 million in the gain recognized in connection with the sale of the Ball portion of the Divestment Business, an increase of $99 million related to completed and pending plant closures, an increase of $44 million related to the settlement of certain Ball U.S. defined benefit pension plans and an increase of $34 million for indemnification of certain tax matters provided to the buyer in the sale of the Divestment Business. See Note 6 located in Item 8 of this annual report for additional information on the activity in business consolidation and other activities.

Interest Expense

Total interest expense was $302 million in 2018 compared to $288 million in 2017 and $338 million in 2016. Excluding debt refinancing and other costs, interest expense in 2018 was higher than in 2017 due to higher interest rates, partially offset by lower average debt. Interest expense was higher in 2017 as compared to 2016 as the average level of debt held was higher than the period preceding it. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average monthly borrowings was 4 percent in each of the years 2018, 2017 and 2016.

Debt refinancing and other costs were $1 million for the year ended December 31, 2018, $3 million for the year ended December 31, 2017, and $109 million for the year ended December 31, 2016. The amount for the year ended 2016 consisted mainly of costs incurred to fund the Rexam acquisition. See Notes 15 and 21 in Item 8 of this annual report for additional information on these instruments and the transactions flowing through debt refinancing and other costs.

Tax Provision

The effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year.

The 2018 effective income tax rate was 29.2 percent compared to 32.1 percent for 2017. The 2018 effective rate was reduced by 7.2 percent for the final adjustments related to the enactment of U.S. tax reform in 2017, including the impact of the transition tax and remeasurement of the company’s net deferred tax asset in the U.S., and increased by 8.8 percent for discrete tax costs associated with certain business dispositions. The effective rate was also increased by 2.4 percent for the new tax on GILTI established with U.S. tax reform. The effective rate was increased by 3.2 percent for the impact of the foreign tax rate differential, net of valuation allowance impact, and tax holidays versus the U.S. tax rate, and further increased by 4.0 percent for the impact of foreign currency fluctuations on the company’s deferred tax assets in Brazil. The 2018 effective rate was also reduced by 2.1 percent for the excess tax benefit for stock-based compensation and by 1.2 percent for the impact of the U.S. R&D credit. The impact of U.S. tax reform (excluding GILTI), and discrete tax costs associated with certain business dispositions are primarily related to discrete transactions or changes in tax law that are not expected to recur in future periods.

The 2017 effective income tax rate was 32.1 percent compared to negative 100.8 percent for 2016. The 2017 effective rate was increased by 16.1 percent for U.S. tax reform, including the impact of the transition tax and remeasurement of the company’s net deferred tax asset in the U.S., and by 3.5 percent for discrete tax costs associated with certain business dispositions. The effective rate was reduced by 7.2 percent for the impact of the foreign tax rate differential, net of valuation allowance impact, and tax holidays versus the U.S. tax rate and by 5.4 percent for the impact of current year changes in various foreign tax laws including the U.K. The 2017 effective rate was also reduced by 3.1 percent for the discrete tax benefit associated with the adoption in the first quarter of 2017 of amendments to existing accounting guidance for stock-based compensation, by 1.8 percent for the impact of the U.S. R&D credit, and by 1.6 percent for the impact of the U.S. domestic manufacturing deduction.

Further details of taxes on income and the impacts of the U.S. tax reform are included in Note 16 to the consolidated financial statements within Item 8 of this annual report.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and its operating results are presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Years Ended December 31,
($ in millions)	2018	2017	2016

Net sales	$4,626	$4,178	$3,612

Comparable operating earnings	551	533	469
Business consolidation and other activities (a)	(6)	(47)	(20)
Amortization of acquired Rexam intangibles	(31)	(32)	(11)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	(6)	—
Cost of sales associated with Rexam inventory step-up	—	—	(10)
Total segment earnings	$514	$448	$428
Comparable operating earnings as a % of segment net sales	12%	13%	13%

(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 8 of this annual report.
(b)

Catch-up depreciation and amortization of $6 million related to the six months ended December 31, 2016, was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

The beverage packaging, North and Central America, segment consists of operations located in the U.S., Canada and Mexico that manufacture aluminum containers used in beverage packaging. In order to serve growing customer demand for specialty cans in the southwestern U.S., the company constructed a four-line beverage packaging facility in Goodyear, Arizona, which began production in the second quarter of 2018. Our Birmingham, Alabama, facility ceased production during the second quarter of 2018 and the Chatsworth, California, and Longview, Texas, facilities ceased production during the third quarter of 2018. Our beverage can manufacturing facility in Reidsville, North Carolina, ceased production at the end of June 2017. The company’s Bristol, Virginia, beverage end-making facility ceased production at the end of June 2016, and its capacity was transitioned to existing North American Ball end-making facilities. These facilities produced beverage cans and ends in a variety of sizes and their customers are now supplied by the company’s other U.S. facilities. During the first quarter of 2016, our beverage manufacturing facility in Monterrey, Mexico, began production.

Segment sales in 2018 were $448 million higher compared to 2017. The increase in 2018 was primarily due to higher metal input prices of $285 million, higher pricing, favorable sales mix, and other pass-through items. We cannot predict the impact on sales that will result from future changes in metal input prices.

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

Comparable operating earnings in 2018 were $18 million higher compared to 2017 primarily due to favorable sales mix, higher pricing and savings from plant closures, partially offset by higher freight charges, costs associated with our multi-plant network optimization program, costs associated with a U.S. aluminum can sheet quality issue and plant start-up costs.

Comparable operating earnings in 2017 were $64 million higher compared to 2016 primarily due to higher sales volume, largely attributed to the Rexam acquisition, favorable product mix, cost savings from the closure of the Reidsville facility and other synergy-related activities, partially offset by higher freight costs and increased depreciation. Earnings in 2017 included twelve months of sales volumes from the acquired Rexam business compared to 2016 which included six months of sales volumes from the acquired Rexam business.

Beverage Packaging, South America

	Years Ended December 31,
($ in millions)	2018	2017	2016

Net sales	$1,701	$1,692	$1,014

Comparable operating earnings	313	333	185
Business consolidation and other activities (a)	11	(5)	(15)
Amortization of acquired Rexam intangibles	(56)	(56)	(17)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	(14)	—
Cost of sales associated with Rexam inventory step-up	—	—	(20)
Total segment earnings	$268	$258	$133
Comparable operating earnings as a % of segment net sales	18%	20%	18%

(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 8 of this annual report.
(b)

Catch-up depreciation and amortization of $14 million related to the six months ended December 31, 2016, was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

The beverage packaging, South America, segment consists of operations located in Brazil, Argentina and Chile that manufacture aluminum containers used in beverage packaging in most countries in South America. To support contracted volumes for aluminum beverage packaging across Paraguay, Argentina and Bolivia, the company is constructing a one-line beverage can and end manufacturing facility in Paraguay, and is adding capacity to our Buenos Aires, Argentina, and Santiago, Chile, facilities. The Paraguay facility is expected to begin production in the second half of 2019.  The company ceased operations at its Cuiabá, Brazil, beverage packaging facility in July 2018 and has relocated equipment from the Cuiabá facility to other existing facilities in South America.

Segment sales in 2018 were $9 million higher compared to 2017. The increase in 2018 was primarily related to higher can volumes and favorable product mix, partially offset by loss of certain business and the loss of several days of sales resulting from a Brazilian trucking labor strike.

Comparable operating earnings in 2018 were $20 million lower compared to 2017 primarily related to the conclusion of the end sales agreement with the business divested in 2016, regional pricing pressures and the loss of sales resulting from the Brazilian trucking labor strike, offset by an increase in can volumes and favorable manufacturing performance.

Segment sales and comparable operating earnings in 2017 included twelve months of sales volumes from the acquired Rexam business compared to 2016 which included six months of sales volumes from the acquired Rexam business and six months of sales volumes from the company’s legacy business, the significant portion of which was sold with the Divestment Business.

Segment sales in 2017 were $678 million higher compared to 2016. The increase in 2017 was primarily due to $545 million in higher volumes, largely attributed to the Rexam acquisition, to organic growth and to additional revenue from the end sales agreement with a business associated with the June 2016 acquisition of Rexam that transitioned to the divested business during the first half of 2018.  The higher sales also included $158 million from the pass-through of higher metal prices.

Comparable operating earnings in 2017 were $148 million higher compared to 2016 primarily due to higher sales volumes, largely attributed to the Rexam acquisition, the end sales agreement with a business associated with the June 2016 acquisition of Rexam, and favorable product mix.

Beverage Packaging, Europe

	Years Ended December 31,
($ in millions)	2018	2017	2016

Net sales	$2,619	$2,360	$1,915

Comparable operating earnings	282	233	217
Business consolidation and other activities (a)	(49)	(89)	(24)
Amortization of acquired Rexam intangibles	(70)	(67)	(31)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	(19)	—
Cost of sales associated with Rexam inventory step-up	—	—	(47)
Total segment earnings	$163	$58	$115
Comparable operating earnings as a % of segment net sales	11%	10%	11%

(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 8 of this annual report.
(b)

Catch-up depreciation and amortization of $19 million related to the six months ended December 31, 2016, was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

The beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe, including Russia. To support growth for beverage cans in the Iberian Peninsula, the company constructed a two-line, aluminum beverage can manufacturing facility near Madrid, Spain, with a majority of the facility’s capacity secured under a long-term customer contract. The facility is fully operational and produces multiple can sizes utilizing both lines. In the third quarter of 2017, our beverage packaging container and end production facilities in Recklinghausen, Germany, ceased production. In December 2018, we closed our beverage packaging facility located in San Martino, Italy.

Segment sales in 2018 were $259 million higher compared to 2017. The increase in 2018 was primarily due to increased sales volumes of $189 million and favorable currency exchange rates, partially offset by a continuation of previously contracted price decreases.

Comparable operating earnings in 2018 were $49 million higher compared to 2017 primarily due to increased sales volumes, cost savings from the closure of the Recklinghausen, Germany, facility and other synergy-related and production efficiency activities.

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

Comparable operating earnings in 2017 were $16 million higher compared to 2016 primarily due to increased sales volumes largely attributed to the Rexam acquisition, cost savings from the closure of the Recklinghausen, Germany, facility and other synergy-related and production efficiency activities, partially offset by increased incremental depreciation related to the finalization of the fixed asset valuations and useful lives for the Rexam acquisition.

Aerospace

	Years Ended December 31,
($ in millions)	2018	2017	2016

Net sales	$1,196	$991	$818
Comparable operating earnings	113	98	88
Comparable operating earnings as a % of segment net sales	9%	10%	11%

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in 2018 were $205 million higher compared to 2017, and comparable operating earnings were $15 million higher. The increase in sales and operating earnings for 2018 was primarily the result of increases from significant U.S. national defense contracts.

Segment sales in 2017 were $173 million higher compared to 2016, and comparable operating earnings were $10 million higher. The increase in sales and operating earnings for 2017 was primarily the result of increases from significant U.S. national defense contracts.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 99 percent of segment sales in 2018 compared to 98 percent of segment sales in 2017 and 97 percent in 2016. The aerospace contract mix in 2018 consisted of 67 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 30 percent fixed-price contracts. The remaining sales were for time and materials contracts.

Contracted backlog for the aerospace segment at December 31, 2018 and 2017, was $2.2 billion and $1.75 billion, respectively. The year-over-year increase reflects several major contract awards during 2018. The segment has numerous outstanding bids for future contract awards. The backlog at December 31, 2018, consisted of 70 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the consolidated financial statements within Item 8 of this annual report. The charges recorded for business consolidation and other activities were based on estimates by Ball management and were developed from information available at the time. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the consolidated statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation and other activities are provided in Note 6 accompanying the consolidated financial statements within Item 8 of this annual report.

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

Many of the above noted financial measurements are on a non-U.S. GAAP basis and should be considered in connection with the consolidated financial statements within Item 8 of this annual report. Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. A presentation of earnings in accordance with U.S. GAAP is available in Item 8 of this annual report.

Based on the above definitions, our calculations of comparable operating earnings and comparable net earnings are summarized in the tables included within Item 6 of this Annual Report on Form 10-K.

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

	Years Ended December 31,
($ in millions)	2018	2017	2016

Cash flows provided by (used in) operating activities (a)	$1,566	$1,478	$193
Cash flows provided by (used in) investing activities	(206)	(545)	(1,283)
Cash flows provided by (used in) financing activities	(1,040)	(1,073)	(387)

(a)

Amounts in 2017 and 2016 have been retrospectively adjusted to reflect the adoption of new accounting guidance that was effective January 1, 2018. See Notes 2 and 7 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K for further details.

Cash flows provided by operations were higher in 2018 compared to 2017, primarily due to higher earnings and lower pension contributions, partially offset by lower working capital inflows. Excluding the impact of the new revenue recognition standard and the sale of the U.S. steel food and steel aerosol packaging business, the impact of a reduction of days sales outstanding from 45 to 32 days, a reduction of inventory days on hand from 61 to 58 days and an increase in days payable outstanding from 110 to 112 days was partially offset by increases in other receivables.

Cash flows from operations in 2017 were higher compared to 2016 primarily due to improved earnings and working capital. Working capital changes in 2017 included a decrease in inventory days on hand from 68 to 61 days, a decrease in days sales outstanding from 46 to 45 days and an increase in days payable outstanding from 97 to 110 days. The continuing increase in days payable outstanding is a result of longer negotiated contractual terms with suppliers.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $1.2 billion and $1.0 billion at December 31, 2018, and December 31, 2017, respectively. A total of $178 million and $439 million were available for sale under these programs at December 31, 2018 and 2017, respectively.

As of December 31, 2018, approximately $717 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that limit the ability to convert Egyptian pounds held by the company in Egypt with a U.S. dollar equivalent value of $56 million into other currencies. The company believes its U.S. operating cash flows, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds would be needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Due to the U.S. tax status of certain Ball subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits or deductions for foreign taxes. Current taxes are also provided on certain other undistributed earnings that are currently taxable in the U.S. Management’s intention is to indefinitely reinvest the undistributed earnings of Ball’s other foreign subsidiaries. The indefinite reinvestment assertion is supported by both long-term and short-term forecasts and U.S. financial requirements, including, but not limited to, operating cash flows, capital expenditures, debt maturities and dividends. As a result, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. Retained earnings in non-U.S. subsidiaries were $3.2 billion as of December 31, 2018. Although $2.0 billion of such earnings have been subjected to U.S. federal income tax, incremental foreign and U.S. state income tax may be due upon distribution. At present, it is not practical to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings to the U.S.; however, repatriation of these earnings could result in a material increase in the company’s effective tax rate.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $711 million in 2018, $76 million in 2017 and $59 million in 2016. The repurchases were completed using cash on hand and available borrowings. Additional details about our share repurchase activities are provided in Note 18 to the consolidated financial statements within Item 8 of this annual report.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt was $6.7 billion at December 31, 2018, compared to $7.0 billion at December 31, 2017.

In March 2018, Ball issued $750 million of 4.875 percent senior notes and used the proceeds to repay $315 million of its Term A loan, as well as outstanding multi-currency revolver and short-term credit facility borrowings.

At December 31, 2018, taking into account outstanding letters of credit, approximately $1.5 billion was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until March 2021. In addition to these facilities, the company had $1billion of short-term uncommitted credit facilities available at December 31, 2018, of which $211 million was outstanding and due on demand. At December 31, 2017, the company had $340 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at December 31, 2018, and for all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 4.25 times at December 31, 2018. The company was in compliance with all loan agreements and debt covenants at December 31, 2018 and 2017, and we have met all debt payment obligations. As of December 31, 2018, approximately $1.7 billion of the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities are available without violating our existing debt covenants. Additional details about our debt are available in Note 15 to the consolidated financial statements within Item 8 of this annual report.

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

Based on the above definition, our consolidated free cash flow is summarized as follows:

	Years Ended December 31,
($ in millions)	2018	2017	2016

Total cash provided by operating activities (a)	$1,566	$1,478	$193
Capital expenditures	(816)	(556)	(606)
Free cash flow (a)	$750	$922	$(413)

(a)

Amounts in 2017 and 2016 have been retrospectively adjusted to reflect the adoption of new accounting guidance that was effective January 1, 2018. See Notes 2 and 7 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K for further details.

Based on information currently available, we estimate cash flows from operating activities for 2019 to be in excess of $1.6 billion, capital expenditures to be approximately $600 million and free cash flow to exceed $1 billion. In 2019, we intend to utilize our operating cash flow to service debt and to fund our growth capital projects, dividend payments, stock buybacks and, to the extent available, acquisitions that meet our criteria. Of the total 2019 estimated capital expenditures, approximately $250 million was contractually committed as of December 31, 2018.

Commitments

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases, purchase obligations and other commitments in effect at December 31, 2018, are summarized in the following table:

	Payments Due By Period (a)
		Less than			More than
($ in millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including capital leases (b)	$6,572	$8	$2,262	$2,552	$1,750
Interest payments on long-term debt (c)	1,260	294	477	330	159
Purchase obligations (d)	11,305	4,592	5,497	1,208	8
Operating leases	305	66	93	59	87
Total payments on contractual obligations	$19,442	$4,960	$8,329	$4,149	$2,004

(a)	Amounts reported in local currencies have been translated at year end 2018 exchange rates.
(b)	Amounts represent future cash payments due and exclude future amortization of debt issuance costs of $54 million at December 31, 2018.

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

The table above does not include $80 million of uncertain tax positions, the timing of resolution of which is unknown at this time.

Contributions to the company’s defined benefit pension plans are expected to be in the range of $92 million in 2019. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to these plans are expected to be $395 million, $390 million, $395 million, $400 million and $406 million for the years ending December 31, 2019 through 2023, respectively, and a total of $2.1 billion for the years ending December 31, 2024 through 2028.

Based on changes in return on asset and discount rate assumptions, as well as revisions based on plan experience studies, total pension expense in 2019, excluding settlement and curtailment losses, is anticipated to be approximately $20 million lower than in 2018. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an estimated $13 million increase in the 2019 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $3 million reduction of pension expense in 2019. Additional details about our defined benefit pension plans are available in Note 17 to the consolidated financial statements within Item 8 of this annual report.

Contingencies

The company is routinely subject to litigation incident to operating its businesses, and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites, including in respect of sites related to alleged activities of certain Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon its liquidity, results of operations or financial condition. Details of the company’s legal proceedings are included in Note 23 to the consolidated financial statements within Item 8 of this annual report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “believes,” “targets,” “likely,” “positions” and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. Readers of this report should therefore not place undue reliance upon any forward-looking statements and any of such statements should be read in conjunction with, and, qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed include, but are not limited to the following: a) in our packaging segments: product demand fluctuations; availability/cost of raw materials and logistics; competitive packaging, pricing and substitution; changes in climate and weather; competitive activity; footprint adjustments and other manufacturing changes; failure to achieve synergies, productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation, power and supply chain influence; changes in major customer or supplier contracts or a loss of a major customer or supplier; political instability and sanctions; currency controls; and changes in foreign exchange or tax rates, including due to the effects of the 2017 U.S. Tax Cuts and Jobs Act; and tariffs or other governmental actions in any country affecting goods produced by us or in our supply chain, including imported raw materials, such as pursuant to section 232 of the U.S. Trade Expansion Act of 1962; b) in our aerospace segment: funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) in the company as a whole, those listed plus: changes in senior management; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; litigation; strikes; labor cost changes; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including the U.S. government elections, budget, sequestration and debt limit, including the partial government shutdown; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, including with respect to the Rexam PLC acquisition and its integration, or the associated divestiture; the effect of the acquisition or the divestiture on our business relationships, operating results and business generally.

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

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s aluminum prices would result in an estimated $8 million after-tax reduction in net earnings over a one-year period. Additionally, the company has currency exposures on raw materials and the effect of a 10 percent adverse change is included in the total currency exposure discussed below. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2018, included pay-fixed interest rate swaps which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2018, assumed floating rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a 100-basis point increase in interest rates would result in an estimated $2 million after tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Currency Exchange Rate Risk

Our objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Our currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company may use forward and option contracts to manage significant currency exposures.

Considering the company’s derivative financial instruments outstanding at December 31, 2018, and the various currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening, mainly against the Russian ruble) in currency exchange rates compared to the U.S. dollar would result in an estimated $15 million after tax reduction in net earnings over a one-year period. This hypothetical adverse change in currency exchange rates would also reduce our forecasted average debt balance by $127 million and increase our forecasted cross currency swap value by $119 million. Actual changes in market prices or rates may differ from hypothetical changes.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ball Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive earnings (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, in 2018 the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for restricted cash.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 22, 2019

We have served as the Company’s auditor since at least 1962.  We have not been able to determine the specific year we began serving as auditor of the Company.

Consolidated Statements of Earnings

Ball Corporation

	Years Ended December 31,
($ in millions, except per share amounts)	2018	2017	2016

Net sales	$11,635	$10,983	$9,061

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(9,329)	(8,717)	(7,296)
Depreciation and amortization	(702)	(729)	(453)
Selling, general and administrative	(478)	(514)	(512)
Business consolidation and other activities	(191)	(221)	(337)
	(10,700)	(10,181)	(8,598)

Earnings before interest and taxes	935	802	463

Interest expense	(301)	(285)	(229)
Debt refinancing and other costs	(1)	(3)	(109)
Total interest expense	(302)	(288)	(338)

Earnings before taxes	633	514	125
Tax (provision) benefit	(185)	(165)	126
Equity in results of affiliates, net of tax	5	31	15
Net earnings	453	380	266
Net (earnings) loss attributable to noncontrolling interests	1	(6)	(3)
Net earnings attributable to Ball Corporation	$454	$374	$263

Earnings per share:
Basic	$1.32	$1.07	$0.83
Diluted	$1.29	$1.05	$0.81

Weighted average shares outstanding: (000s)
Basic	344,796	350,269	316,542
Diluted	352,321	356,985	322,884

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings (Loss)

Ball Corporation

	Years Ended December 31,
($ in millions)	2018	2017	2016

Net earnings	$453	$380	$266

Other comprehensive earnings (loss):
Foreign currency translation adjustment	(197)	38	(160)
Pension and other postretirement benefits	122	296	(178)
Effective financial derivatives	(86)	17	9
Total other comprehensive earnings (loss)	(161)	351	(329)
Income tax (provision) benefit	(18)	(65)	27
Total other comprehensive earnings (loss), net of tax	(179)	286	(302)

Total comprehensive earnings (loss)	274	666	(36)
Comprehensive (earnings) loss attributable to noncontrolling interests	1	(7)	(2)
Comprehensive earnings (loss) attributable to Ball Corporation	$275	$659	$(38)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation

	December 31,
($ in millions)	2018	2017

Assets
Current assets
Cash and cash equivalents	$721	$448
Receivables, net	1,802	1,634
Inventories, net	1,271	1,526
Other current assets	146	150
Total current assets	3,940	3,758
Noncurrent assets
Property, plant and equipment, net	4,542	4,610
Goodwill	4,475	4,933
Intangible assets, net	2,188	2,462
Other assets	1,409	1,406
Total assets	$16,554	$17,169

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$219	$453
Accounts payable	3,095	2,762
Accrued employee costs	289	352
Other current liabilities	492	540
Total current liabilities	4,095	4,107
Noncurrent liabilities
Long-term debt	6,510	6,518
Employee benefit obligations	1,455	1,463
Deferred taxes	645	695
Other liabilities	287	340
Total liabilities	12,992	13,123

Shareholders' equity
Common stock (673,236,720 shares issued - 2018; 670,576,215 shares issued - 2017)	1,157	1,084
Retained earnings	5,341	4,987
Accumulated other comprehensive earnings (loss)	(835)	(656)
Treasury stock, at cost (337,978,571 shares - 2018; 320,694,598 shares - 2017)	(2,205)	(1,474)
Total Ball Corporation shareholders' equity	3,458	3,941
Noncontrolling interests	104	105
Total shareholders' equity	3,562	4,046
Total liabilities and shareholders' equity	$16,554	$17,169

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation

	Years Ended December 31,
($ in millions)	2018	2017	2016

Cash Flows from Operating Activities
Net earnings	$453	$380	$266
Adjustments to reconcile net earnings to cash provided by
(used in) continuing operating activities:
Depreciation and amortization	702	729	453
Business consolidation and other activities	191	221	337
Deferred tax provision (benefit)	35	82	(293)
Other, net	95	(268)	(57)
Working capital changes, excluding effects of acquisitions and dispositions (a):
Receivables	(17)	(189)	(53)
Inventories	(248)	(66)	30
Other current assets	(47)	21	61
Accounts payable	592	639	(55)
Accrued employee costs	(77)	5	(14)
Other current liabilities	(140)	(28)	(481)
Other, net	27	(48)	(1)
Total cash provided by (used in) operating activities	1,566	1,478	193
Cash Flows from Investing Activities
Capital expenditures	(816)	(556)	(606)
Business acquisitions, net of cash acquired (b)	—	—	(3,368)
Proceeds from business dispositions, net of cash sold	539	(2)	2,938
Settlement of Rexam acquisition related derivatives	—	—	(252)
Other, net	71	13	5
Cash provided by (used in) investing activities (b)	(206)	(545)	(1,283)
Cash Flows from Financing Activities
Long-term borrowings	1,475	765	4,370
Repayments of long-term borrowings	(1,533)	(1,810)	(4,624)
Net change in short-term borrowings	(120)	184	23
Proceeds from issuances of common stock	28	27	48
Acquisitions of treasury stock	(739)	(103)	(107)
Common dividends	(137)	(129)	(83)
Other, net	(14)	(7)	(14)
Cash provided by (used in) financing activities	(1,040)	(1,073)	(387)

Effect of exchange rate changes on cash	(51)	(8)	(299)

Change in cash, cash equivalents and restricted cash (b)	269	(148)	(1,776)
Cash, cash equivalents and restricted cash – beginning of year (b)	459	607	2,383
Cash, cash equivalents and restricted cash – end of year (b)	$728	$459	$607

(a)	Includes payments of costs associated with the acquisition of Rexam and the sale of a business associated with the June 2016 acquisition of Rexam. See Note 4 for further details.
(b)	Amounts in 2017and 2016 have been retrospectively adjusted to reflect the adoption of new accounting guidance that was effective January 1, 2018. See Notes 2 and 7 for further details.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other		Total
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Shareholders'
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2015	665,298	$962	(380,718)	$(3,628)	$4,557	$(640)	$10	$1,261
Net earnings	—	—	—	—	263	—	3	266
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(301)	(1)	(302)
Common dividends, net of tax benefits	—	—	—	—	(81)	—	—	(81)
Treasury stock purchases	—	—	(3,198)	(107)	—	—	—	(107)
Treasury shares reissued	—	—	640	23	—	—	—	23
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	3,206	54		—	—	—	—	54
Tax benefit on option exercises	—	22	—	—	—	—	—	22
Acquisition of Rexam	—	—	64,502	2,302	—	—	94	2,396
Other activity	—	—	—	9	—	—	—	9
Balance at December 31, 2016	668,504	1,038	(318,774)	(1,401)	4,739	(941)	106	3,541
Net earnings	—	—	—	—	374	—	6	380
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	285	1	286
Common dividends, net of tax benefits	—	—	—	—	(126)	—	—	(126)
Treasury stock purchases	—	—	(2,552)	(103)	—	—	—	(103)
Treasury shares reissued	—	—	631	22	—	—	—	22
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,072	46	—	—	—	—	—	46
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Other activity	—	—	—	8	—	—	(3)	5
Balance at December 31, 2017	670,576	1,084	(320,695)	(1,474)	4,987	(656)	105	4,046
Impact of adopting new revenue recognition accounting standard	—	—	—	—	37	1	—	38
Balance at December 31, 2017, as adjusted	670,576	1,084	(320,695)	(1,474)	5,024	(655)	105	4,084
Net earnings	—	—	—	—	454	—	(1)	453
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(179)	—	(179)
Common dividends, net of tax benefits	—	—	—	—	(138)	—	—	(138)
Treasury stock purchases	—	—	(18,021)	(755)	—	—	—	(755)
Treasury shares reissued	—	—	737	23	—	—	—	23
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,661	73	—	—	—	—	—	73
Other activity	—	—	—	1	1	(1)	—	1
Balance at December 31, 2018	673,237	$1,157	(337,979)	$(2,205)	$5,341	$(835)	$104	$3,562

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

Ball Corporation

Notes to the Consolidated Financial Statements

Exit and Other Closure Costs (Business Consolidation Costs)

The company estimates its liabilities for business closure activities by accumulating detailed estimates of costs and asset sale proceeds, if any, for each business consolidation initiative. This includes the estimated costs of employee severance, pension and related benefits; impairment of property and equipment and other assets, including estimates of net realizable value; accelerated depreciation; termination payments for contracts and leases; contractual obligations; and any other qualifying costs related to the exit plan. These estimated costs are grouped by specific projects within the overall exit plan and are then monitored on a monthly basis. Such charges represent management’s best estimates, however, they require assumptions about the plans that may change over time. Changes in estimates for individual locations and other matters are evaluated periodically to determine if a change in estimate is required for the overall restructuring plan. Subsequent changes to the original estimates are included in current earnings and identified as business consolidation gains or losses.

Recoverability of Goodwill

On an annual basis and at interim periods when circumstances require, the company tests the recoverability of its goodwill. The company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the company recognizes an impairment charge for the amount by which the carrying value exceeds the fair value. The company estimates fair value for each reporting unit primarily using the income approach. Under the income approach, fair value is estimated as the present value of estimated future cash flows of each reporting unit. The projected cash flows incorporate various assumptions related to weighted average cost of capital (WACC) and growth rates that are specific to each reporting unit. The company corroborates the results of its income approach using the market approach. Under the market approach, the company uses available information regarding multiples used in any recent market transactions involving transfer of controlling interests as well as publicly available trading multiples based upon the enterprise value of companies in either the packaging or aerospace and defense industries. The appropriate multiple is applied to forecasted EBITDA (a non-GAAP measure defined by the company as earnings before interest, taxes, depreciation and amortization) of each reporting unit to estimate fair value.

Defined Benefit Pension Plans and Other Employee Benefits

The company has defined benefit plans and postretirement plans that provide certain medical benefits and life insurance for retirees and eligible dependents and, to a lesser extent, participates in multi-employer defined benefit plans for which Ball is not the sponsor. For the company-sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, health care cost trend rates, mortality rates and other assumptions. The company believes the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by the company’s actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

Ball Corporation

Notes to the Consolidated Financial Statements

The company recognizes the funded status of each defined benefit pension plan and other postretirement benefit plans in the consolidated balance sheet. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Pension plan obligations are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. For pension plans, accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or the average life expectancy for plans with significant inactive participants. For other postemployment benefits, the 10 percent corridor is not used. Costs related to defined benefit and other postretirement plans are included in cost of sales and selling, general and administrative expenses, while settlement and curtailment expenses are included in business consolidation expenses.

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

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging commercial risk exposures to fluctuations in interest rates, currency exchange rates, raw material costs and common share prices. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. The company values each derivative financial instrument either by using a single valuation technique based on observable market inputs performed internally or by obtaining valuation information from a reliable and observable market source. For a derivative designated as a cash flow hedge, the derivative's mark to fair value is initially recorded as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the hedged item affects earnings, unless it is probable that the forecasted transaction will not occur. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of cash flows, derivative activities are classified based on the cash flows of the items being hedged, except for those activities that are hedging the effect of exchange rate changes on cash, which are presented in investing activities.

Realized gains and losses from hedges are classified in the consolidated statements of earnings consistent with the accounting treatment of the items being hedged. Upon the dedesignation of an effective derivative contract, the gains or losses are deferred in accumulated other comprehensive earnings until the originally hedged item affects earnings unless it is probable the hedged item will not occur at which time it is recognized immediately. Any gains or losses incurred after the dedesignation date are recorded in earnings immediately.

Ball Corporation

Notes to the Consolidated Financial Statements

Contingencies

The company is subject to various legal proceedings and claims, including those that arise in the ordinary course of business. The company records loss contingencies when it determines the outcome of the future event is probable of occurring and the amount of the loss can be reasonably estimated. Gain contingencies are recognized in the financial statements when they are realized or realizable.

The determination of a reserve for a loss contingency is based on management’s judgment of probability and estimates with respect to the likelihood of an outcome and valuation of the future event. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is probable, Ball may consider the following factors, among others: the nature of the litigation, claim or assessment; available information, opinions or views of legal counsel and other advisors; and the experience gained from similar cases by the company and others. The company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed, and such adjustments could have a significant impact on the company's consolidated financial statements.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset or asset group may not be recoverable based on the undiscounted future cash flows of the asset. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. If the carrying amount of the asset or asset group is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or with the assistance of external appraisals, as applicable.

Ball Corporation

Notes to the Consolidated Financial Statements

Depreciation and Amortization

Property, plant and equipment are carried at the cost of acquisition or construction. Repairs and maintenance costs, including labor and material costs for major improvements such as annual production line overhauls, are expensed as incurred, unless those costs substantially increase the useful lives or capacity of the existing assets. Assets are depreciated and amortized using the straight-line method over their estimated useful lives, generally 5 to 40 years for buildings and improvements and 2 to 20 years for machinery and equipment. Finite-lived intangible assets, excluding capitalized software costs, are generally amortized over their estimated useful lives of 3 to 18 years. Capitalized software is generally amortized over estimated useful lives of 3 to 7 years. The company periodically reviews these estimated useful lives and when appropriate, changes are made prospectively.

For certain business consolidation activities, accelerated depreciation may be required for the revised remaining useful life for assets designated to be scrapped or abandoned. The accelerated depreciation related to such activities is disclosed as part of business consolidation and other activities in the appropriate period.

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

Revenue Recognition in the Packaging Segments

The company recognizes sales of products in its packaging segments when a customer obtains control of promised goods or services, which generally occurs upon shipment or delivery of goods. On January 1, 2018, Ball adopted the new revenue accounting standard and all related amendments. Further details of the new guidance and its adoption are included in Notes 2 and 5.

For sales recognized in 2017 and 2016, the company recognized sales of products in the packaging segments when the four basic criteria of revenue recognition were met: delivery had occurred, title had transferred, there was persuasive evidence of an agreement or arrangement and the price was fixed or determinable and collection was reasonably assured.

Revenue Recognition in the Aerospace Segment

Sales under long-term contracts in the aerospace segment are primarily recognized using percentage-of-completion accounting under the cost-to-cost method. On January 1, 2018, Ball adopted the new revenue accounting standard and all related amendments. Further details of the new guidance and its adoption are included in Notes 2 and 5.

Ball Corporation

Notes to the Consolidated Financial Statements

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

Research and Development Costs

Research and development costs are expensed as incurred in connection with the company’s programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $32 million, $27 million and $28 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Currency Translation

Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings (loss) as a component of shareholders’ equity.

Ball Corporation

Notes to the Consolidated Financial Statements

2.  Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue from Contracts with Customers

On January 1, 2018, Ball adopted the new revenue accounting standard and all related amendments. The company elected to apply the modified retrospective method to all contracts that were not completed as of January 1, 2018. The cumulative effect of initially applying the new revenue standard was recognized as an adjustment to the company’s retained earnings balance as of January 1, 2018. Comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to the company’s January 1, 2018, consolidated balance sheet for the adoption of the new revenue standard is as follows:

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

In accordance with the disclosure requirements of the new revenue standard, the impact of adoption on our 2018 consolidated statement of earnings and balance sheet as of December 31, 2018, was as follows:

	Year Ended December 31, 2018
($ in millions, except per share amounts)	As Reported	Balances Without Adoption	Effect of Change Higher (Lower)

Net sales	$11,635	$11,614	$21
Cost of sales (excluding depreciation and amortization)	(9,329)	(9,313)	(16)
Earnings before interest and taxes	935	930	5
Tax (provision) benefit	(185)	(184)	(1)
Net earnings attributable to Ball Corporation	454	450	4
Basic earnings per share	1.32	1.31	0.01
Diluted earnings per share	1.29	1.28	0.01

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31, 2018
($ in millions)	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)

Assets
Receivables, net	$1,802	$1,485	$317
Inventories, net	1,271	1,518	(247)
Other current assets	146	153	(7)
Liabilities
Other current liabilities	492	477	15
Deferred taxes	645	639	6
Shareholders' equity
Retained earnings	5,341	5,300	41
Accumulated other comprehensive earnings (loss)	(835)	(836)	1

The following summarizes the significant impacts to the company’s consolidated statement of earnings and consolidated balance sheet as a result of the new revenue standard adopted on January 1, 2018, as compared to how sales would have been recognized under the previous revenue recognition guidance:

•

For the metal beverage packaging segments and, to a lesser extent, in our non-reportable segment that manufactures aerosol packaging, the new revenue standard accelerated the recognition of certain sales to be over time such that a portion of sales is now  recognized prior to shipment or delivery of goods. The accelerated recognition of sales also caused the company’s inventory to decrease with an offsetting increase to unbilled receivables to the extent the amounts had not yet been invoiced to the customer and right to payment was unconditional.

•

For the aerospace segment, sales from the majority of the company’s contracts continue to be recognized over time under the cost-to-cost method based on the continuous transfer of control to the customer, which is consistent with how sales were recognized under previous revenue recognition guidance; therefore, no cumulative effect adjustment was required to be made upon adoption for such sales.

•	In circumstances where the customer’s payment, or Ball’s unconditional right to that consideration, preceded the company’s performance, we recognized a contract liability.

Pension and Postretirement Benefit Costs

In March 2017, amendments to existing accounting guidance were issued to change the presentation of net periodic pension cost and net periodic postretirement benefit cost. Employers are now required to report the service cost component in the same line item as other compensation costs arising from services rendered by the associated employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments also permit only the service cost component of net benefit cost to be eligible for capitalization. This guidance was adopted by the company on January 1, 2018, and the capitalization of the service cost component was applied on a prospective basis; no service costs capitalized in a prior period were taken to earnings as a result of this adoption. Curtailment and settlement losses are reported by the company in business consolidation and other activities. All other non-service components are immaterial and are presented in selling, general and administrative (SG&A) expenses beginning in 2018. These non-service costs were reported in both cost of sales and SG&A in prior periods; however, due to immateriality in all prior periods presented, no retrospective adjustments were considered necessary.  Such non-service costs were $21 million and $15 million for 2017 and 2016, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

Definition of a Business

In January 2017, amendments to existing accounting guidance were issued to further clarify the definition of a business in determining whether or not a company has acquired or sold a business. The guidance was applied prospectively for Ball on January 1, 2018, and did not have an impact on the company’s consolidated financial statements.

Statement of Cash Flows

In November 2016, accounting guidance was issued requiring companies to reconcile the change in the total of cash, cash equivalents and restricted cash or restricted cash equivalents in the statement of cash flows. This guidance was applied retrospectively on January 1, 2018, and the impact on the 2017 statement of cash flow was not material. The impact on the 2016 statement of cash flows was material due to approximately $2 billion of restricted cash held in an acquisition escrow account by the company at December 31, 2015. In July 2016, the funds in the escrow account were used to pay a portion of the cash component of the acquisition price of Rexam.

In August 2016, accounting guidance was issued addressing eight specific cash flow issues. This guidance was applied retrospectively on January 1, 2018, and did not have a material impact on the company’s consolidated statement of cash flows.

Intra-Entity Transfers

In October 2016, amendments to existing accounting guidance were issued which require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to when the asset is sold to an unrelated third party. The amendments also eliminate the exception for an intra-entity transfer of an asset other than inventory. This guidance was applied on a modified retrospective basis on January 1, 2018, and did not have a material impact on the company’s consolidated financial statements.

New Accounting Guidance

Cloud Computing Arrangements

In August 2018, amendments to existing accounting guidance were issued to clarify the accounting for implementation costs for cloud computing arrangements.  The amendments specify that existing guidance for capitalizing implementation costs incurred to develop or obtain internal-use software also applies to implementation costs incurred in a hosting arrangement that is a service contract. The guidance is effective for Ball on January 1, 2020, and the company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

Stranded Tax Effects

In February 2018, accounting guidance was issued to permit the reclassification from accumulated other comprehensive earnings to retained earnings of stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act signed into law in December 2017. The guidance is effective for Ball on January 1, 2019, and the company is currently assessing how to adopt the new guidance and the associated impact on its consolidated financial statements.

Ball Corporation

Notes to the Consolidated Financial Statements

Financial Assets

In June 2016, amendments to existing guidance were issued requiring financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The guidance is effective for Ball on January 1, 2020. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

Lease Accounting

In February 2016, lease accounting guidance was issued which, for operating leases, will require a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The guidance will also require a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis.

In July 2018, targeted improvements were issued to provide an additional optional transition method that will allow entities to adopt the new leases standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This option is in addition to the existing modified retrospective transition method that requires entities to apply the new standard at the beginning of the earliest period presented in the financial statements. Ball is electing this additional transition approach and will apply the new standard as of January 1, 2019, rather than as of the earliest comparative period presented. Additionally, the recent amendments include a lessor-specific practical expedient, by underlying asset class, to not separate nonlease components from the associated lease components. Codification improvements were also issued on a variety of topics within the new leases standard, which represent minor corrections or improvements and are not expected to have a significant impact on our accounting practices.

We have established a cross-functional implementation team related to this new lease standard, which includes representatives from all of our business segments. We are utilizing a bottoms-up approach to analyze the impact of the new standard by reviewing our current lease population, including completeness, to identify potential accounting, data and other operational changes that might be required under the new guidance. In addition, we are implementing the required changes to our business processes, systems and controls to support recognition and disclosure upon adoption. This implementation effort includes enhancing processes and controls for identifying leases, centralizing the accounting for leases, and implementing a system to calculate the accounting impact for the lease standard. The guidance is effective for Ball on January 1, 2019, and there is a material amount of lease assets and liabilities that will be recorded on our consolidated balance sheet. We expect to elect the following practical expedients: (1) the package of three, which allows us to not reassess (a) whether a contract is or contains a lease, (b) lease classification and (c) initial direct costs; and (2) the land easements expedient, which allows us to not reassess certain land easements. We will adopt the standard for the period beginning January 1, 2019, and our processes, systems and internal controls will be in a position to report under the new accounting standard in the first quarter of 2019.

Ball Corporation

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

As presented in the tables below, Other consists of  non-reportable segments located in Africa, Middle East and Asia (beverage packaging, AMEA) and Asia Pacific (beverage packaging, Asia Pacific) that manufacture and sell metal beverage containers; a non-reportable segment that manufactures and sells aerosol containers, extruded aluminum aerosol containers and aluminum slugs (aerosol packaging); undistributed corporate expenses; intercompany eliminations and other business activities.

The accounting policies of the segments are the same as those in the consolidated financial statements, as discussed in Note 1. The company also has investments in operations in Guatemala, Panama, South Korea, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

On July 31, 2018, Ball sold its U.S. steel food and steel aerosol packaging business and formed a joint venture, Ball Metalpack. After the sale, Ball’s 49 percent ownership interest in Ball Metalpack's financial results is reported in equity in results of affiliates, net of tax, within Ball's consolidated statements of earnings. The financial results of Ball’s remaining non-reportable aerosol packaging segment are reported within Other in the segment tables below. In addition, as a result of the July 2018 sale of the U.S. steel food and steel aerosol business, the results of operations for 2018 and prior year comparative periods of the company’s entire former food and aerosol packaging reportable segment are reported  within Other in the segment tables below as a non-reportable segment.

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2018	2017	2016

Anheuser-Busch InBev and affiliates	13%	14%	7%
Coca-Cola Bottlers' Sales & Services Company LLC and affiliates	12%	11%	9%
U.S. Government	10%	9%	9%
Molson Coors Brewing Company and affiliates	7%	7%	9%

Ball Corporation

Notes to the Consolidated Financial Statements

Summary of Net Sales by Geographic Area (a)

($ in millions)	U.S.	Brazil	Other	Consolidated

2018	$5,783	$1,380	$4,472	$11,635
2017	5,496	1,427	4,060	10,983
2016	4,929	904	3,228	9,061

(a)	Revenue is attributed based on origin of sale and includes intercompany eliminations.

Summary of Net Long-Lived Assets by Geographic Area (a)

($ in millions)	U.S.	Brazil	U.K.	Other	Consolidated

As of December 31, 2018	$1,708	$865	$701	$2,677	$5,951
As of December 31, 2017	1,852	876	659	2,629	6,016

(a)	Long-lived assets exclude goodwill and intangible assets.

Ball Corporation

Notes to the Consolidated Financial Statements

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2018	2017	2016

Net sales
Beverage packaging, North and Central America	$4,626	$4,178	$3,612
Beverage packaging, South America	1,701	1,692	1,014
Beverage packaging, Europe	2,619	2,360	1,915
Aerospace	1,196	991	818
Reportable segment sales	10,142	9,221	7,359
Other	1,493	1,762	1,702
Net sales	$11,635	$10,983	$9,061

Comparable operating earnings
Beverage packaging, North and Central America	$551	$533	$469
Beverage packaging, South America	313	333	185
Beverage packaging, Europe	282	233	217
Aerospace	113	98	88
Reportable segment comparable operating earnings	1,259	1,197	959
Reconciling items
Other (a)	31	23	17
Business consolidation and other activities	(191)	(221)	(337)
Amortization of acquired Rexam intangibles	(164)	(162)	(65)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	—	(35)	—
Cost of sales associated with Rexam inventory step-up	—	—	(84)
Egyptian pound devaluation	—	—	(27)
Earnings before interest and taxes	935	802	463
Interest expense	(301)	(285)	(229)
Debt refinancing and other costs	(1)	(3)	(109)
Total interest expense	(302)	(288)	(338)
Earnings before taxes	633	514	125

(a)	Includes undistributed corporate expenses, net, of $85 million, $128 million and $110 million for the years ended December 2018, 2017 and 2016, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
($ in millions)	2018	2017	2016

Depreciation and amortization (a)
Beverage packaging, North and Central America	$184	$179	$117
Beverage packaging, South America	131	144	78
Beverage packaging, Europe	238	254	121
Aerospace	33	31	30
Reportable segment depreciation and amortization	586	608	346
Other	116	121	107
Depreciation and amortization	$702	$729	$453

Capital expenditures
Beverage packaging, North and Central America	$322	$283	$234
Beverage packaging, South America	106	36	33
Beverage packaging, Europe	194	81	126
Aerospace	130	70	41
Reportable segment capital expenditures	752	470	434
Other	64	86	172
Capital expenditures	$816	$556	$606

(a)	Includes amortization of acquired Rexam intangibles.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

4.  Acquisitions and Dispositions

Beverage Packaging China

In December 2018, the company announced an agreement to sell its metal beverage packaging business in China for consideration of approximately $225 million, plus potential additional consideration related to the relocation of an existing facility in China over the next several years. The transaction is subject to customary regulatory approvals and is expected to close during the second half of 2019. The assets and liabilities of the China beverage packaging business have not been presented as held for sale in the company’s December 31, 2018, consolidated balance sheet given the uncertainty of pending regulatory approvals associated with this transaction. Given the contingent nature of the

Ball Corporation

Notes to the Consolidated Financial Statements

transaction, the company similarly has not provided any deferred tax impact in the financial statements for the income tax consequences that may arise if and when the sale is completed in a future reporting period.

U.S. Steel Food and Steel Aerosol Business

On July 31, 2018, Ball sold its U.S. steel food and steel aerosol packaging business and formed a joint venture, Ball Metalpack. In exchange for the sale of this business, Ball received approximately $600 million of cash proceeds, subject to customary closing adjustments completed as of December 31, 2018, as well as a 49 percent ownership interest in Ball Metalpack. This investment is reported in other assets as an equity method investment on Ball’s consolidated balance sheet. This transaction enhances our ability to return additional value to shareholders via share repurchases.

Ball recorded a loss of $41 million upon completion of the sale. This loss was recorded in business consolidation and other activities in the company’s consolidated statement of earnings.

The assets of the sold business included nine plants that manufacture and sell steel food and steel aerosol containers. The manufacturing plants were located in Canton and Columbus, Ohio; Milwaukee and Deforest, Wisconsin; Chestnut Hill, Tennessee; Horsham, Pennsylvania; Springdale, Arkansas; and Oakdale, California.

In connection with the sale of the U.S. steel food and steel aerosol business, the company entered into an agreement to supply metal to Ball Metalpack through December 31, 2018, and agreements to provide transition and other services to Ball Metalpack. During 2018, Ball Metalpack purchased $163 million of steel from Ball, which was equivalent to Ball’s cost; as such, the arrangement generated no profit for Ball, and Ball’s steel sales to Ball Metalpack are offset against the cost of Ball’s related metal purchases in the company’s consolidated statements of earnings.  At December 31, 2018, Ball is owed $170 million and Ball owes $34 million related to the above agreements, which are reported in receivables, net and accounts payable, respectively, on Ball’s consolidated balance sheets.

Rexam

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam, a U.K.-based beverage container manufacturer, for the purchase price of £2.9 billion ($3.8 billion) in cash, and 64.5 million treasury shares of Ball Corporation common stock (valued at $35.70 per share for a total share consideration of $2.3 billion). Additionally, the company recorded $24 million of consideration for stock-based compensation. The common shares were valued using the price on the date of acquisition and presented as a reduction of treasury stock. The cash portion of the acquisition price was paid in July 2016 using proceeds from restricted cash held in escrow and borrowings under the $1.4 billion and €1.1 billion Term A loan facilities obtained in March 2016.

The consummation of the acquisition was subject to, among other things, approval from Ball’s shareholders, approval from Rexam’s shareholders, certain regulatory approvals and satisfaction of other customary closing conditions. In order to satisfy certain regulatory requirements, the company was required to sell a portion of Ball’s existing beverage packaging business and select beverage can assets of Rexam (the Divestment Business). The sale of the Divestment Business to Ardagh Group S.A. (Ardagh) was completed concurrently on June 30, 2016, for $3.42 billion, subject to customary closing adjustments and certain transaction service arrangements between Ball and Ardagh during a transition period. The sale agreement with Ardagh in respect of the Divestment Business contains customary representations, warranties, covenants and provisions allocating liabilities, as well as indemnification obligations to and from Ardagh, pursuant to which claims may be made when applicable. A pretax gain on sale $344 million for the year ended December 31, 2016, was recorded within business consolidation and other activities and was subject to finalization of working capital and other items. The company also entered into a supply agreement with Ardagh to manufacture and sell can ends to the Divestment Business in Brazil in exchange for proceeds of $103 million. In 2017, the company finalized the Ardagh closing adjustments and other ancillary matters and recorded an additional gain on sale of $55 million.

Ball Corporation

Notes to the Consolidated Financial Statements

In connection with the sale of the Divestment Business to Ardagh on June 30, 2016, the company provided indemnifications for the uncertain tax positions of the Divestment Business sold to Ardagh. These indemnifications were accounted for as guarantees and the company initially recognized a liability equal to the fair value of the indemnities. There are no limitations on the maximum potential future payments the company could be obligated to make and, based on the nature of the indemnified items, the company is unable to reasonably estimate its potential exposure under these items in excess of liabilities recorded. During 2017, the company recorded $34 million in business consolidation and other activities for an increase in the estimated amount of the claims covered by indemnifications for tax matters provided to the buyer in relation to the Divestment Business. The estimated value of the claims under these indemnities was $55 million at December 31, 2017, of which $45 million was paid during 2018.

The portion of the Divestment Business composed of Ball's legacy beverage packaging businesses had 2016 earnings before taxes as shown below. These earnings before taxes may not be indicative of the earnings before taxes that would be generated by these components of the Divestment Business in future periods. Additionally, due to complexities associated with how Ball's legacy beverage packaging businesses included in the Divestment Business were integrated into Ball Corporation in historical periods, these earnings before taxes may not be indicative of the earnings before taxes of these Divestment Business components had they been operated as a stand-alone business or businesses.

($ in millions)	Year Ended December 31, 2016

Earnings before taxes	$104
Earnings before taxes attributable to Ball Corporation	104

The Rexam portion of the Divestment Business is not included in the table above as such financial results were never included in Ball’s historical results.

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

The Rexam acquisition was accounted for as a business combination and its results of operations have been included in the company’s consolidated statements of earnings and cash flows from the date of acquisition. In total, pretax charges of $216 million were incurred for transaction costs associated with the acquisition which, in accordance with current accounting guidance, were expensed as incurred. The transaction costs are included in the business consolidation and other activities line in the company’s consolidated statement of earnings.

In connection with the acquisition, Ball assumed Rexam debt of approximately $2.8 billion, of which approximately $2.7 billion was extinguished during 2016. The proceeds from the sale of the Divestment Business were partially used to extinguish the assumed Rexam debt.

Ball Corporation

Notes to the Consolidated Financial Statements

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

The following unaudited pro forma consolidated results of operations (pro forma information) have been prepared as if the acquisition of Rexam and the sale of the Divestment Business had occurred as of January 1, 2016. The pro forma information combines the historical results of Ball and Rexam. The pro forma information is not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the periods presented, nor is it necessarily indicative of the results that may be obtained in the future.

($ in millions, except per share amounts)	Year Ended December 31, 2016

Net sales (a)	$10,455
Net earnings attributable to Ball Corporation (b)	227
Basic earnings per share	0.65
Diluted earnings per share	0.64

(a)	Net sales were adjusted to include net sales of Rexam. The company also excluded the net sales attributable to the Divestment Business.
(b)	Pro forma adjustments to net earnings attributable to Ball Corporation were adjusted as follows:
•	Excludes acquisition-related transaction costs and debt refinancing costs incurred in the year ended December 31, 2016, pro forma statements of earnings.
•	Includes interest expense associated with the new debt utilized to finance the acquisition.
•	Includes depreciation and amortization expense based on the final fair value of property, plant and equipment and amortizable intangible assets acquired.
•	Removes the charge to cost of sales of $84 million for the year ended December 31, 2016 related to the step-up value of inventory.
•	Excludes net earnings attributable to the Divestment Business for the year ended December 31, 2016.
•	Excludes the gain on sale of the Divestment Business for the year ended December 31, 2016.
•	Includes the effect of final measurement period adjustments for the year ended December 31, 2016.

All of the above pro forma adjustments were adjusted for the applicable income tax impacts. Ball applied enacted statutory tax rates in the U.K. during the periods indicated above. Ball used a tax rate of 20 percent and 20.25 percent to calculate the financing, acquisition and divestment business-related adjustments for the year ended December 31, 2016. However, the tax impact on acquisition-related transaction costs was recorded at a U.S. statutory rate of approximately 37 percent as these transaction costs were incurred in the U.S. These rates may not be reflective of Ball’s effective tax rate for future periods after the Rexam acquisition and sale of the Divestment Business.

Ball Corporation

Notes to the Consolidated Financial Statements

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

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Year Ended December 31, 2018
($ in millions)	Point in Time	Over Time	Total

Total net sales	$2,634	$9,001	$11,635

Contract Balances

The company enters into contracts to sell beverage packaging, aerosol packaging, and aerospace products.  The payment terms and conditions in customer contracts vary. Those customers that prepay are represented by the contract liabilities shown in the table below, until the company’s performance obligations are satisfied. Contract assets would exist when sales have been recorded (i.e., control of the goods or services has been transferred to the customer) but customer payment is contingent on a future event beyond the passage of time (i.e., satisfaction of additional performance obligations). The company did not have any contract assets at either December 31, 2018, or December 31, 2017. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contracts	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2017	$45	$—
Increase	—	8
Balance at December 31, 2018	$45	$8

During the year ended December 31, 2018, contract liabilities increased by $8 million, which is net of cash received of $224 million and amounts recognized as sales of $216 million, all of which related to current contract liabilities. The amount of sales recognized during the year ended December 31, 2018, that were included in the company’s opening contract liabilities balance was $45 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payment. Current contract liabilities are classified within other current liabilities on the consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized sales of $18 million during the year ended December 31, 2018, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

Ball Corporation

Notes to the Consolidated Financial Statements

Contract Costs

The company has determined there are no material costs that meet the capitalization criteria for costs to obtain or fulfill a contract.

Practical Expedients

For contracts that have an original duration of one year or less, the company has elected the practical expedient applicable to such contracts and has not disclosed the transaction price for future performance obligations as of the end of each reporting period or when the company expects to recognize sales.

The company has also elected the sales tax practical expedient; therefore, sales and other taxes assessed by a governmental authority that are collected concurrent with revenue-producing activities are excluded from the transaction price.

For shipping and handling activities performed after a customer obtains control of the goods, the company has elected to account for these costs as activities to fulfill the promise to transfer the goods; therefore, these activities are not assessed as separate performance obligations.

The company has also elected the significant financing component practical expedient which allows us to not assess whether the contract has a significant financing component in circumstances where, at contract inception, the expected contract duration is less than one year.

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

Performance obligations for products with no alternative use are recognized over time when the company has manufactured a unique item and has an enforceable right to payment. Conversely, generic products with alternative use are recognized at a point in time. Contracts may be short-term or long-term, with varying payment terms. Ball’s payment terms vary by the type and location of the customer and the products or services offered. Customers pay in accordance with negotiated terms, which are typically triggered upon ownership transfer. All payment terms are less than one year. For all contracts, the transaction price is determined upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product or service purchased.

Ball Corporation

Notes to the Consolidated Financial Statements

Transaction Price Allocated to Remaining Performance Obligations

In the context of the revenue recognition standard, enforceable contracts are those that have an enforceable right to payment, which Ball typically has once a binding forecast or purchase order (or similar evidence) is in place and Ball produces under the contract. Within Ball’s packaging segments, enforceable contracts as defined all have a duration of less than one year. Contracts that have an original duration of less than one year are excluded from the requirement to disclose remaining performance obligations, based on the company’s election to use the practical expedient. The nature of the remaining performance obligations within these contracts, as well as the nature of the variability and how it will be resolved, are described in the section below.

Significant Judgments

Timing of Recognition

Within the company’s beverage and aerosol operations, performance obligations are recognized both over time and at a point in time. The determination that sales should be recognized at a point in time most often results from the existence of an alternative use for the product. Cans and ends that are not customized for a customer prior to delivery are considered to have an alternative use, and sales are recognized at the point of control transfer. Determining when control transfer occurs requires management to make judgments that affect the timing of when sales are recognized. The new revenue accounting standard provides five indicators that a customer has obtained control of an asset: 1) present right to payment; 2) transfer of legal title; 3) physical possession; 4) significant risks and rewards of ownership; and 5) customer acceptance. The company considers control to have transferred for these products upon shipment or delivery, depending on the legal terms of the contract, because the company has a present right to payment at that time, the customer has legal title to the asset, the company has transferred physical possession of the asset and/or the customer has significant risks and rewards of ownership of the asset. The company determines that control transfers to a customer as described above and provides a faithful depiction of the transfer of goods.

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

Ball Corporation

Notes to the Consolidated Financial Statements

To estimate variable consideration, we may apply both the “expected value” method and “most likely amount” method based on the form of variable consideration, after considering which method would provide the best prediction of consideration to be received from our customers. The expected value method involves a probability-weighted determination of the expected amount, whereas the most likely amount method identifies the single most likely outcome in a range of possible amounts. In certain cases, both methods may be used within a single contract if multiple forms of variable consideration exist. However, once a method has been applied to one form of variable consideration, it is applied consistently throughout the contract term.

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

The company has determined that the following distinct goods and services represent separate performance obligations:

•	Manufacture and delivery of distinct spacecraft and/or hardware components;
•	Research reports, for contracts where such reports are the sole or primary deliverable;
•	Design, add-on, or special studies for contracts where such studies have stand-alone value or a material right exists due to discounted pricing; and
•	Warranty and performance guarantees beyond standard repair/replacement.

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

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or revised enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract, and such contract modifications are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to sales (either as an increase or reduction of sales) on a cumulative catch-up basis.

Ball Corporation

Notes to the Consolidated Financial Statements

Transaction Price Allocated to Remaining Performance Obligations

The table below discloses: (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, for those contracts with an original duration of at least one year, and (2) when the company expects to record sales on these multi-year contracts.

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of December 31, 2018	$1,048	$1,119	$2,167

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

Significant Judgments

Timing of Recognition

Within the aerospace segment, performance obligations are recognized over time. Aerospace contracts involve specialized and unique products that are tailored to the specific needs of the customer, such as a spacecraft or other hardware conforming to the specifications required by the customer, and as such, no alternative use exists. When there is an enforceable right to payment at cost plus reasonable margin for performance completed to date, the sales are recorded over time as the goods are manufactured or services are performed. Determining a measure of progress requires management to make judgments that affect the timing of recording sales. Sales under long-term contracts in the aerospace segment are primarily recognized using percentage-of-completion accounting under the cost-to-cost method, which is an input method. Under this method, the extent of progress towards completion is measured based on the ratio of costs incurred to date versus the total estimated costs upon completion of the performance obligation. The cost-to-cost method best depicts the transfer of assets to the customer as we incur costs on our contracts. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. Throughout the period of contract performance, the company regularly evaluates and, if necessary, revises estimates of total contract revenue, total contract cost, and extent of progress toward completion.

The two primary types of long-term sales contracts utilized are cost-type contracts, which are agreements to perform for cost plus an agreed-upon profit component, and fixed price sales contracts, which are completed for a fixed price. Cost-type sales contracts can have different types of fee arrangements, including fixed-fee, cost, milestone and performance incentive fees, award fees or a combination thereof. At the inception of contract performance, we estimate sales associated with base, incentive and other fees exclusive of any constraint. In other words, we estimate sales to the extent that it is not probable a significant reversal will occur over the period of contract performance. The company has determined that the above provides a faithful depiction of the transfer of goods to the customer and is the best measure of depicting the company’s performance as control is transferred to customers.

Ball Corporation

Notes to the Consolidated Financial Statements

Determining the Transaction Price including Variable Consideration

Due to the unique and customized nature of deliverables within aerospace contracts, a readily observable selling price for a similar good is not typically available; therefore, in making its determination of stand-alone selling price, the company generally applies the “expected cost plus a margin” approach (whereby the transaction price is allocated based on the relative amount of costs plus an appropriate margin). Use of the expected cost plus a margin approach requires Ball to determine the expected costs for each performance obligation, as well as an appropriate margin (i.e., cost-to-cost percentage of completion). The calculation is made at contract inception to determine the allocation of consideration.

Uncertainty as to the total amount that will be paid by the customer (such as the exact amount of costs that will be incurred and fees that will be earned by us to satisfy the contractual requirements) gives rise to variable consideration. To estimate variable consideration, we apply the “most likely amount” method or the “expected value” method depending on the nature of the variable consideration. In certain cases, both methods may be used within a single contract if multiple forms of variable consideration exist. However, once a method has been applied to one form of variable consideration, it is applied consistently throughout the contract term.

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

6.  Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges) income included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2018	2017	2016

Beverage packaging, North and Central America	$(6)	$(47)	$(20)
Beverage packaging, South America	11	(5)	(15)
Beverage packaging, Europe	(49)	(89)	(24)
Other	(147)	(80)	(278)
	$(191)	$(221)	$(337)

2018

Beverage Packaging, North and Central America

During 2018, the company recorded $12 million of expense for employee severance and benefits, facility shutdown costs, asset impairment, accelerated depreciation and other costs in connection with the previously announced closures of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama. The Birmingham facility ceased production during the second quarter of 2018, and the Chatsworth and Longview facilities ceased production during the third quarter of 2018.  Ball sold the Chatsworth facility during the fourth quarter of 2018 and recorded a gain of $18 million.

The company recorded charges of $2 million in 2018 related to the closure of its Reidsville, North Carolina, facility, which ceased production in 2017.

Other income and charges in 2018 included $10 million of expense for individually insignificant activities.

Ball Corporation

Notes to the Consolidated Financial Statements

Beverage Packaging, South America

During 2018, the company recorded an $18 million gain related to indirect tax contingencies in Brazil as these amounts have now been realized. Our Brazilian subsidiaries filed lawsuits in 2014 and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities as a result of a tax on a tax being charged. As these cases are resolved and the amounts claimed become realizable, the company will record gains, which may result in material reimbursements to the company that cannot be estimated at this time.

The company recorded charges of $4 million in 2018 related to employee severance and benefits, facility shutdown costs, asset impairment, accelerated depreciation and other costs related to restructuring activities, including the Cuiabá, Brazil facility closure.

Other charges in 2018 included $3 million of expense for individually insignificant activities.

Beverage Packaging, Europe

During 2018, the company recorded charges of $18 million for employee benefits, severance, facility shutdown costs and other costs in connection with the closure of its Recklinghausen, Germany, facility which ceased production during the third quarter of 2017.

In the fourth quarter of 2018, the company closed its beverage packaging manufacturing facility in San Martino, Italy and recorded charges of $26 million related to employee severance and benefits, facility shutdown costs, asset impairment, accelerated depreciation and other costs.

Other charges in 2018 included $5 million of expense for individually insignificant activities.

Ball Corporation

Notes to the Consolidated Financial Statements

Other

During 2018, the company recorded the following amounts:

•	A $41 million loss on the sale of the U.S. steel food and steel aerosol packaging business.
•

A pension settlement loss of $36 million primarily related to the purchase of non-participating group annuity contracts to settle a portion of the projected pension benefit obligations in certain Ball U.S. defined benefit pension plans and to lump sums paid to certain retirees.

•	Expense of $23 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•

Expense of $15 million for professional services and other costs associated with the sale of the U.S. steel food and steel aerosol packaging business and the proposed sale of the beverage packaging China business.

•

Expense of $4 million for employee severance and benefits, accelerated depreciation and inventory impairment related to manufacturing cost rationalization in the former food and aerosol packaging segment.

•	Expense of $2 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer in the sale of the Divestment Business.
•	Expense of $26 million for individually insignificant activities.

2017

Beverage Packaging, North and Central America

During 2017, the company recorded charges of $29 million for employee severance and benefits and $4 million for facility shutdown costs, asset impairment, accelerated depreciation and other costs in connection with the announced closures of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama. All three locations ceased production during 2018.

During 2017, the company recorded charges of $9 million for employee severance and benefits, facility shutdown costs, asset impairment, accelerated depreciation and other costs related to the closure of its Reidsville, North Carolina, facility.

Other charges in 2017 included $5 million of individually insignificant activities.

Beverage Packaging, South America

Charges in 2017 included $3 million of professional services and other costs associated with the acquisition of Rexam and $2 million for individually insignificant activities.

Beverage Packaging, Europe

During 2017, the company recorded charges of $59 million for employee severance and benefits and $22 million for facility shutdown costs, asset impairment, accelerated depreciation and other costs in connection with the closure of its Recklinghausen, Germany, facility, which ceased production during the third quarter of 2017.

During 2017, the company recorded charges of $4 million for professional services and other costs associated with the acquisition of Rexam.

Other charges in 2017 included $4 million for individually insignificant activities.

Ball Corporation

Notes to the Consolidated Financial Statements

Other

During 2017, the company recorded the following amounts:

•

A settlement loss of $44 million primarily related to the purchase of non-participating group annuity contracts to settle a portion of the projected pension benefit obligations in certain Ball U.S. defined benefit pension plans, which triggered settlement accounting. The settlement loss primarily represented a pro rata portion of the aggregate unamortized actuarial loss in these pension plans.

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
•

Expense of $7 million for facility shutdown costs and accelerated depreciation for the closure of its food and aerosol packaging facility located in Weirton, West Virginia, which ceased production during the second quarter of 2017.

•	A gain of $15 million related to the sale of its food and aerosol packaging paint and general line can facility in Hubbard, Ohio during the first quarter of 2017.
•	Expense of $28 million for individually insignificant activities.

2016

Beverage Packaging, North and Central America

During 2016, the company recorded charges of $4 million for professional services and other costs associated with the acquisition of Rexam.

During 2016, the company recorded charges of $4 million related to the facility closure in Bristol, Virginia, announced in 2015.

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
•

Expense of $18 million for facility shutdown costs and accelerated depreciation for the closure of its food and aerosol packaging facility located in Weirton, West Virginia, which ceased production during the second quarter of 2017.

•	Gain of $9 million related to the sale of its specialty tin manufacturing facility in Baltimore, Maryland.
•

Charges of $10 million related to rationalization of certain manufacturing equipment of the legacy food and aerosol packaging segment to align production capacity with its customer requirements.  The charges included accelerated depreciation of the rationalized equipment and write-offs of costs associated with relocated assets

•	Expense of $21 million for individually insignificant activities.

Following is a summary by segment of the restructuring liabilities recorded in other current liabilities and accrued employee costs in connection with business consolidation activities discussed above:

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, Europe	Other	Total

Balance at December 31, 2017	$26	$41	$1	$68
Charges (credits) in earnings	(6)	13	—	7
Cash payments and other activity	(12)	(44)	—	(56)
Balance at December 31, 2018	$8	$10	$1	$19

7.  Supplemental Cash Flow Statement Disclosures

	December 31,
($ in millions)	2018	2017

Beginning of period:
Cash and cash equivalents	$448	$597
Current restricted cash (included in other current assets)	10	9
Noncurrent restricted cash (included in other assets)	1	1
Total cash, cash equivalents and restricted cash	$459	$607

End of period:
Cash and cash equivalents	$721	$448
Current restricted cash (included in other current assets)	7	10
Noncurrent restricted cash (included in other assets)	—	1
Total cash, cash equivalents and restricted cash	$728	$459

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers but not yet remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to $127 million and $124 million at December 31, 2018 and 2017, respectively.  Noncash financing activities in 2018 include the unsettled acquisitions of treasury stock totaling $16 million for which payment had not been made as of December 31, 2018.

In connection with the sale of a business associated with the June 2016 acquisition of Rexam, the company provided indemnifications for uncertain tax positions associated with the business. During 2018, the company made payments of $45 million in relation to these liabilities and reported them within investing activities in the consolidated statement of cash flows.

8.  Receivables, Net

	December 31,
($ in millions)	2018	2017

Trade accounts receivable	$812	$1,206
Unbilled receivables	478	147
Less allowance for doubtful accounts	(10)	(10)
Net trade accounts receivable	1,280	1,343
Other receivables	522	291
	$1,802	$1,634

Unbilled receivables at December 31, 2018, include the effect of adopting new revenue recognition accounting guidance as of January 1, 2018. Further details of the new guidance and its adoption are included in Notes 2 and 5.

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $240 million and $214 million at December 31, 2018 and 2017, respectively, and included $164 million and $147 million at each period end, respectively, representing the recognized sales value of performance that was not yet billable to customers. The average length of the long-term contracts is approximately 2.6 years, and the average length remaining on those contracts at December 31, 2018, was one year. At December 31, 2018, $240 million of net accounts receivables is expected to be collected within the next year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

Other receivables include income and sales tax receivables, certain vendor rebate receivables, related party receivables and other miscellaneous receivables.  See Note 4 for further details of related party receivables.

The company has entered into several regional uncommitted and committed accounts receivable factoring programs with various financial institutions for certain receivables of the company. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $1.2 billion and $1.0 billion at December 31, 2018 and 2017, respectively. A total of $178 million and $439 million were available for sale under these programs as of December 31, 2018 and 2017, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

9.  Inventories, Net

	December 31,
($ in millions)	2018	2017

Raw materials and supplies	$727	$691
Work-in-process and finished goods	614	902
Less inventory reserves	(70)	(67)
	$1,271	$1,526

Finished goods inventory at December 31, 2018, includes the effect of adopting new revenue recognition accounting guidance as of January 1, 2018. Further details of the new guidance and its adoption are included in Notes 2 and 5.

10.  Property, Plant and Equipment, Net

	December 31,
($ in millions)	2018	2017

Land	$159	$172
Buildings	1,359	1,390
Machinery and equipment	5,250	5,282
Construction-in-progress	509	542
	7,277	7,386
Accumulated depreciation	(2,735)	(2,776)
	$4,542	$4,610

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $498 million, $509 million and $349 million for the years ended December 31, 2018, 2017 and 2016, respectively. During 2017, cumulative catch-up depreciation recorded as a result of changes in the values and useful lives of fixed assets associated with the finalization of the valuation for the Rexam acquisition was $19 million.

11.  Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Aerospace	Other	Total

Balance at December 31, 2016	$1,614	$970	$1,632	$40	$839	$5,095
Opening balance sheet adjustments	(339)	329	(274)	—	(68)	(352)
Business dispositions	—	—	—	—	(9)	(9)
Effects of currency exchange	—	—	173	—	26	199
Balance at December 31, 2017	$1,275	$1,299	$1,531	$40	$788	$4,933
Opening balance sheet adjustments	—	—	4	—	—	4
Business dispositions	—	—	—	—	(354)	(354)
Effects of currency exchange	—	—	(100)	—	(8)	(108)
Balance at December 31, 2018	$1,275	$1,299	$1,435	$40	$426	$4,475

Ball Corporation

Notes to the Consolidated Financial Statements

During the third quarter of 2018, the company sold its U.S. steel food and steel aerosol business, which resulted in a $354 million decrease in goodwill. During the second quarter of 2017, the company finalized the allocation of the purchase price for the Rexam acquisition. The $352 million decrease in goodwill is a result of the finalization of fair values and useful lives of fixed assets and identifiable intangibles acquired in the Rexam acquisition.

The company’s annual goodwill impairment test completed in the fourth quarter of 2018 indicated that the fair value of the metal beverage packaging, Asia Pacific (beverage Asia Pacific), and beverage packaging, AMEA (beverage AMEA), reporting units exceeded their carrying amounts by approximately 11 percent and 15 percent, respectively. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our beverage Asia Pacific reporting unit. The worsening business climate in Saudi Arabia has resulted in negative impacts to the profitability of our beverage AMEA reporting unit. If it becomes an expectation that these situations will continue for an extended period of time, the company may be required to record noncash impairment charges for some or all of the goodwill associated with the beverage Asia Pacific and beverage AMEA reporting units, the total balances of which were $78 million and $100 million, respectively, at December 31, 2018. The goodwill associated with the beverage packaging, Asia Pacific, reporting unit predominantly relates to the China beverage packaging facilities. On December 13, 2018, we announced an agreement to sell our beverage packaging facilities in China. The transaction is expected to close during the second half of 2019.

12.  Intangible Assets, Net

	December 31,
($ in millions)	2018	2017

Acquired Rexam intangibles (net of accumulated amortization of $399 million at December 31, 2018, and $246 million at December 31, 2017)	$2,073	$2,303
Capitalized software (net of accumulated amortization of $148 million at December 31, 2018, and $129 million at December 31, 2017)	82	84
Other intangibles (net of accumulated amortization of $112 million at December 31, 2018, and $163 million at December 31, 2017)	33	75
	$2,188	$2,462

Acquired Rexam intangibles are comprised of customer relationships and trademarks. Total amortization expense of intangible assets amounted to $204 million, $220 million and $104 million for the years ended December 31, 2018, 2017 and 2016, respectively, including $164 million in 2018, $162 million in 2017 and $65 million in 2016 of amortization expense related to the acquired intangible assets from Rexam. Based on intangible asset values and currency exchange rates as of December 31, 2018, total annual intangible asset amortization expense is expected to be $180 million, $170 million, $159 million, $155 million and $149 million for the years ending December 31, 2019 through 2023, respectively, and approximately $1.4 billion combined for all years thereafter.

13.  Other Assets

	December 31,
($ in millions)	2018	2017

Long-term deferred tax assets	$237	$325
Long-term pension assets	559	504
Investments in affiliates	302	274
Company and trust-owned life insurance	152	160
Other	159	143
	$1,409	$1,406

Ball Corporation

Notes to the Consolidated Financial Statements

Investments in affiliates primarily includes the company’s 40 percent ownership interest in an entity in South Korea, a 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam, and ownership interests of 50 percent and 49 percent in entities in the U.S.

See Notes 16 and 17 for further details related to the company’s long-term deferred tax assets and pension assets, respectively.

14.  Leases

The company leases office, warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace segment. Total noncancellable operating leases in effect at December 31, 2018, require rental payments of $66 million, $52 million, $41 million, $34 million and $25 million for the years 2019 through 2023, respectively, and $87 million combined for all years thereafter. Lease expense for all operating leases was $108 million, $77 million and $57 million in 2018, 2017 and 2016, respectively.

15.  Debt and Interest Costs

Long-term debt and interest rates in effect consisted of the following:

	December 31,
($ in millions)	2018	2017

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	803	840
5.00% due March 2022	750	750
4.875% due March 2026	750	—
3.50%, euro denominated, due December 2020	459	480
Senior Credit Facilities (at variable rates)
Term A loan, due June 2021 (4.02% - 2018; 3.32% - 2017)	797	1,313
Multi-currency, U.S. dollar revolver, due March 2021 (3.34% - 2017)	—	285
Other (including debt issuance costs)	(41)	(37)
	6,518	6,631
Less: Current portion of long-term debt	(8)	(113)
	$6,510	$6,518

Ball Corporation

Notes to the Consolidated Financial Statements

Following is a summary of debt refinancing and other costs included in the consolidated statements of earnings:

	Year Ended December 31,
($ in millions)	2018	2017	2016

Debt Refinancing and Other Costs:
Interest expense on 3.5% and 4.375% senior notes	$—	$—	$(49)
Refinance revolving credit facilities	—	—	(30)
Economic hedge - interest rate risk	—	—	(20)
Amortization of unsecured, committed bridge facility financing fees	—	—	(7)
Individually insignificant items	(1)	(3)	(3)
	$(1)	$(3)	$(109)

The company’s senior credit facilities include long-term, multi-currency committed revolving credit facilities that provide up to the U.S. dollar equivalent of $1.5 billion. At December 31, 2018, taking into account outstanding letters of credit, substantially the entire balance was available under these revolving credit facilities. In addition, the company had $1.0 billion of short-term uncommitted credit facilities available at December 31, 2018, of which $211 million was outstanding and due on demand. At December 31, 2017, the company had $340 million outstanding under short-term uncommitted credit facilities. The weighted average interest rate of the outstanding short-term facilities was 3.55 percent at December 31, 2018, and 2.31 percent at December 31, 2017.

The fair value of Ball’s long-term debt was estimated to be $6.6 billion at December 31, 2018, which approximated its carrying value of $6.5 billion. The fair value was estimated to be $7.0 billion at December 31, 2017, which approximated its carrying value of $6.6 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt, based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2018, have maturities (excluding unamortized debt issuance costs of $54 million) of $8 million, $1.5 billion, $797 million, $750 million and $1.8 billion in the years ending 2019 through 2023, respectively, and $1.8 billion thereafter.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding at December 31, 2018 and 2017, were $28 million and $33 million, respectively.

Interest payments were $304 million, $287 million and $190 million in 2018, 2017 and 2016, respectively.

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of its material subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of these notes and credit facilities, are coterminous with the terms of the respective note indentures and would require performance upon certain events of default referenced in the respective guarantees. Notes 24 and 25 provide further details about the company’s debt guarantees, and Note 25 includes the required condensed consolidating financial information for the company, segregating the guarantor and non-guarantor subsidiaries as defined in the debt agreements.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 4.25 times at December 31, 2018. The company was in compliance with all loan agreements and debt covenants at December 31, 2018 and 2017, and has met all debt payment obligations.

Ball Corporation

Notes to the Consolidated Financial Statements

16.  Taxes on Income

The amount of earnings (loss) before income taxes is:

	Years Ended December 31,
($ in millions)	2018	2017	2016

U.S.	$193	$147	$(381)
Foreign	440	367	506
	$633	$514	$125

The provision (benefit) for income tax expense is:

	Years Ended December 31,
($ in millions)	2018	2017	2016

Current
U.S.	$30	$6	$(3)
State and local	5	—	27
Foreign	115	77	143
Total current	150	83	167

Deferred
U.S.	21	92	(67)
State and local	9	7	(17)
Foreign	5	(17)	(209)
Total deferred	35	82	(293)
Tax provision (benefit)	$185	$165	$(126)

Ball Corporation

Notes to the Consolidated Financial Statements

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2018	2017	2016

Statutory U.S. federal income tax	$133	$180	$44
Increase (decrease) due to:
Foreign tax rate differences including tax holidays	(11)	(52)	(71)
Foreign tax law and rate changes	—	(28)	—
U.S. tax reform (a)	(45)	83	—
Foreign exchange loss on revaluation of Brazilian deferred tax balances	26	—	—
Global intangible low-taxed income (GILTI)	15	—	—
Permanent differences on business dispositions	56	18	(62)
Foreign subsidiaries restructuring	—	—	(145)
Non-deductible transaction costs	—	—	52
U.S. state and local taxes, net	13	3	6
U.S. taxes on foreign earnings, net of tax deductions and credits	(9)	(6)	21
U.S. manufacturing deduction	—	(8)	—
U.S. research and development tax credits	(7)	(9)	(9)
Uncertain tax positions, including interest	(1)	(3)	3
Company and trust-owned life insurance	(1)	(7)	(6)
Change in valuation allowances	31	15	46
Benefit from equity compensation	(14)	(16)	(5)
Other, net	(1)	(5)	—
Provision (benefit) for taxes	$185	$165	$(126)
Effective tax rate expressed as a percentage of pretax earnings	29.2%	32.1%	(100.8)%

(a)	Includes 2018 adjustments required to record the final impact of the implications of the Act signed into law in 2017.

The 2018 effective income tax rate was 29.2 percent compared to 32.1 percent for 2017. The 2018 effective rate was reduced by 7.2 percent for the final adjustments related to the enactment of U.S. tax reform in 2017, including the impact of the transition tax and remeasurement of the company’s net deferred tax asset in the U.S., and increased by 8.8 percent for discrete tax costs associated with certain business dispositions. The effective rate was also increased by 2.4 percent for the new tax on GILTI established with U.S. tax reform. The effective rate was increased by 3.2 percent for the impact of the foreign tax rate differential, net of valuation allowance impact, and tax holidays versus the U.S. tax rate, and further increased by 4.0 percent for the impact of foreign currency fluctuations on the company’s deferred tax assets in Brazil. The 2018 effective rate was also reduced by 2.1 percent for the excess tax benefit for stock-based compensation and by 1.2 percent for the impact of the U.S. R&D credit. The impact of U.S. tax reform (excluding GILTI), and discrete tax costs associated with certain business dispositions are primarily related to discrete transactions or changes in tax law that are not expected to recur in future periods.

The 2017 effective income tax rate was 32.1 percent compared to negative 100.8 percent for 2016. The 2017 effective rate was increased by 16.1 percent for U.S. tax reform, including the impact of the transition tax and remeasurement of the company’s net deferred tax asset in the U.S., and by 3.5 percent for discrete tax costs associated with certain business dispositions. The effective rate was reduced by 7.2 percent for the impact of the foreign tax rate differential, net of valuation allowance impact, and tax holidays versus the U.S. tax rate, and by 5.4 percent for the impact of current year changes in various foreign tax laws, including the U.K. The 2017 effective rate was also reduced by 3.1 percent for the discrete tax benefit associated with the adoption in the first quarter of 2017 of amendments to existing accounting guidance for stock-based compensation, by 1.8 percent for the impact of the U.S. R&D credit, and by 1.6 percent for the impact of the U.S. domestic manufacturing deduction.

Ball Corporation

Notes to the Consolidated Financial Statements

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was signed into law. The Act significantly changed U.S. income tax law by, among other things, reducing the U.S. federal income tax rate from 35 percent to 21 percent, transitioning from a global tax system to a modified territorial tax system, eliminating the domestic manufacturing deduction, providing for immediate expensing of certain qualified capital expenditures and limiting the tax deductions for interest expense and executive compensation. In the fourth quarter of 2017, the company recorded tax expense of $83 million for the estimated impact of the mandatory deemed repatriation of its foreign earnings and revaluation of its U.S. deferred tax assets and liabilities. The company’s review of the implications of the Act continued throughout the measurement period and adjustments required to record the final impact of these items reduced tax expense by $45 million and were recorded during the fourth quarter of 2018. The original provisional estimates recorded in 2017, along with the required final adjustments recorded during 2018, are as follows:

•

Reduction of U.S. federal corporate tax rate: The company recorded a provisional increase to tax expense of $52 million in 2017 for the estimated impact of revaluing its net deferred tax asset position in the U.S. at the new 21 percent corporate tax rate. In 2018, tax expense was decreased by $52 million to adjust the provisional estimate for the final impact of the revaluation. This change was largely driven by the company’s decision, in connection with the filing of its U.S. federal income tax return in the current reporting period, to utilize its net operating loss in 2017 against the income generated by the transition tax which accounted for $48 million of the total required final adjustments recorded during 2018;

•

Transition tax: The company recorded a provisional increase in 2017 to tax expense of $31 million to reflect the impact of the tax on accumulated untaxed earnings and profits (E&P) of certain foreign affiliates. To determine the amount of the transition tax, the amount of the post-1986 E&P and the amount of non-U.S. income taxes paid on such earnings were calculated for all relevant foreign affiliates. With the determination of the final impact of the transition tax, the company has recorded additional tax expense of $7 million in 2018 to account for the gross tax cost of the transition tax less all related current and anticipated future foreign tax credits;

•

Valuation allowances: With the company’s accounting for the impacts of the various aspects of the Act now complete, the corresponding impacts from changes in valuation allowances are now considered final as well;

•

Cost recovery: The company made a provisional estimate of the impact on its current tax expense and deferred tax liabilities associated with the new immediate expensing provisions for certain qualifying expenditures made after September 27, 2017. The necessary computations were completed with respect to the full inventory of all qualifying 2017 expenditures and the impact on the company’s current tax expense and deferred tax liabilities is now final;

•	Global intangible low-tax income (GILTI): The company recorded a net increase of $15 million of tax expense for the current year impact of the new tax on GILTI; and

•	Foreign derived intangible income (FDII): The 2018 impact of FDII on the company’s provision was insignificant.

Based on a detailed analysis of its global income and other tax attributes that was concluded in the second quarter of 2018, the company made an accounting policy election in that reporting period to treat taxes due for GILTI and the base erosion anti-abuse tax (BEAT) as a current-period expense as incurred.

Ball Corporation

Notes to the Consolidated Financial Statements

Due to the U.S. tax status of certain Ball subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits or deductions for foreign taxes. Current taxes are also provided on certain other undistributed earnings that are currently taxable in the U.S. Management’s intention is to indefinitely reinvest the undistributed earnings of Ball’s other foreign subsidiaries. The indefinite reinvestment assertion is supported by both long-term and short-term forecasts and U.S. financial requirements, including, but not limited to, operating cash flows, capital expenditures, debt maturities and dividends. As a result, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. Retained earnings in non-U.S. subsidiaries totaled $3.2 billion as of December 31, 2018. Although $2.0 billion of such earnings have been subjected to U.S. federal income tax, incremental foreign and U.S. state income tax may be due upon distribution. At present, it is not practical to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings to the U.S.; however, repatriation of these earnings could result in a material increase in the company’s effective tax rate.

Ball’s Serbian subsidiary was granted tax relief equal to 80 percent of local investments over a ten-year period that will expire in 2022. The tax relief may be used to offset tax on earnings and has $9 million remaining as of December 31, 2018. Ball’s Polish subsidiary was granted a tax holiday in 2014 based on new capital investment. The holiday provides up to $34 million of tax relief over a ten-year period of which $29 million remained as of December 31, 2018. Several of Ball’s Brazilian subsidiaries benefit from various tax holidays with expiration dates ranging from 2020 to 2030. These tax holidays reduced income tax by $63 million, $47 million and $20 million, respectively, for 2018, 2017 and 2016.

Net income tax payments were $143 million, $107 million and $68 million in 2018, 2017 and 2016, respectively.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2018	2017

Deferred tax assets:
Deferred compensation	$73	$71
Accrued employee benefits	100	104
Deferred revenue	3	14
Accrued pensions	179	164
Inventory and other reserves	41	42
Net operating losses, foreign tax credits and other tax attributes	390	369
Unrealized losses on currency exchange and derivative transactions	26	5
Goodwill and other intangible assets	64	98
Other	107	30
Total deferred tax assets	983	897
Valuation allowance	(224)	(165)
Net deferred tax assets	759	732
Deferred tax liabilities:
Property, plant and equipment	(336)	(334)
Goodwill and other intangible assets	(621)	(697)
Pension assets	(90)	(56)
Other	(120)	(15)
Total deferred tax liabilities	(1,167)	(1,102)
Net deferred tax asset (liability)	$(408)	$(370)

Ball Corporation

Notes to the Consolidated Financial Statements

The net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

	December 31,
($ in millions)	2018	2017

Other assets	$237	$325
Deferred taxes	(645)	(695)
Net deferred tax asset (liability)	$(408)	$(370)

At December 31, 2018, Ball has recorded deferred tax assets related to federal and foreign net operating and capital loss carryforwards of $261 million, U.S. foreign tax, research and development, and alternative minimum tax credit carryforwards of $81 million and state net operating loss carryforwards of $48 million. These attributes are spread across the regions in which the company operates, including Europe, North and Central America, Asia and South America, and generally have expiration periods beginning in 2019 to indefinite, with the largest portion carried forward indefinitely. Each has been assessed for realization as of December 31, 2018.

In 2018, the company’s overall valuation allowances increased by a net $59 million. The increase to the valuation allowance was primarily due to nondeductible U.K. interest expense and operating losses incurred primarily in various foreign jurisdictions, neither of which are expected to be utilized in future periods. Ball’s 2018 effective tax rate was impacted by $31 million of the net change in the valuation allowance.

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

Ball Corporation

Notes to the Consolidated Financial Statements

A roll forward of the company’s unrecognized tax benefits, as included in other noncurrent liabilities, related to uncertain income tax positions at December 31 follows:

($ in millions)	2018	2017	2016

Balance at January 1	$84	$77	$51
Additions related to acquisitions	—	—	55
Additions based on tax positions related to the current year	14	18	18
Additions for tax positions of prior years	—	1	6
Reductions related to Divestment Business	—	—	(30)
Reductions for tax positions from prior years	(4)	—	(5)
Reductions for settlements	—	(7)	—
Reductions due to lapse of statute of limitations	(10)	(12)	(16)
Effect of foreign currency exchange rates	(4)	7	(2)
Balance at December 31	$80	$84	$77

The annual provisions for income taxes included a tax benefit related to uncertain tax positions, including interest and penalties, of $1 million in 2018, a tax benefit of $3 million in 2017 and tax expense of $3 million in 2016.

At December 31, 2018, the amounts of unrecognized tax benefits that, if recognized, would reduce tax expense were $94 million. The company and its subsidiaries file income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2014. With a few exceptions, the company is no longer subject to examination by state and local tax authorities for years prior to 2011. The company’s significant non-U.S. filings are in Germany, France, the U.K., Spain, the Netherlands, Poland, Serbia, Switzerland, Sweden, Russia, Turkey, Egypt, Saudi Arabia, the PRC, Canada, Brazil, the Czech Republic, Mexico, Chile and Argentina. The company’s foreign statutes of limitation are generally open for years after 2012.  At December 31, 2018, the company is either under examination or has been notified of a pending examination by tax authorities in the U.S., Germany, the U.K., Netherlands, France, the PRC, Saudi Arabia, India, Egypt, Brazil and various U.S. states.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $1 million of tax benefit, $4 million of tax benefit and $3 million of tax expense in 2018, 2017 and 2016, respectively, for potential interest on these items. At December 31, 2018, 2017 and 2016, the accrual for uncertain tax positions included potential interest expense of $6 million, $7 million and $10 million, respectively. The company has accrued penalties of $9 million in 2018, and $10 million in both 2017 and 2016.

17.  Employee Benefit Obligations

	December 31,
($ in millions)	2018	2017

Underfunded defined benefit pension liabilities	$954	$945
Less: Current portion	(25)	(27)
Long-term defined benefit pension liabilities	929	918
Long-term retiree medical liabilities	157	196
Deferred compensation plans	291	275
Other	78	74
	$1,455	$1,463

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s defined benefit plans for salaried employees, as well as those for hourly employees in Sweden, Switzerland, the U.K. and Ireland, provide pension benefits based on employee compensation and years of service. Plans for North American hourly employees provide benefits based on fixed rates for each year of service. While the German, Swedish and certain U.S. plans are not funded, the company maintains liabilities, and annual additions to such liabilities are generally tax-deductible. With the exception of the unfunded German, Swedish and certain U.S. plans, our policy is to fund the defined benefit plans in amounts at least sufficient to satisfy statutory funding requirements, taking into consideration deductibility under existing tax laws and regulations.

In October 2018, the U.K. High Court passed a judgment that certain pension calculations needed to be adjusted to comply with gender discrimination legislation. The judgment specifically related to the calculation of guaranteed minimum pensions for U.K. defined benefit pension schemes that contracted out of an element of the state pension system between May 1990 and April 1997. The Ball U.K. Pension Plan was affected by this judgment and hence a calculation of the impact of the required equalization was carried out as of the date of the judgment. The effect was an increase in the pension obligation, which reduced the over-funded position by $52 million. This was accounted for as a prior service cost and was initially recorded in accumulated other comprehensive earnings (loss) and will be amortized to the consolidated statement of earnings over the average life expectancy of plan participants

Defined Benefit Pension Plans

Amounts recognized in the consolidated balance sheets for the funded status of our defined benefit pension plans consisted of:

	December 31,
	2018			2017
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Long-term pension asset	$—	$559	$559	$—	$504	$504
Defined benefit pension liabilities (a)	(678)	(276)	(954)	(641)	(304)	(945)
	$(678)	$283	$(395)	$(641)	$200	$(441)

(a)

Included is an unfunded, non-qualified U.S. plan obligation of $30 million at December 31, 2018, that has been annuitized with a corresponding asset of $30 million ($27 million in other current assets and $3 million in other assets).  At December 31, 2017, the unfunded non-qualified U.S. plan obligation was annuitized with a corresponding asset of $34 million ($3 million in other current assets and $31 million in other assets).

Ball Corporation

Notes to the Consolidated Financial Statements

An analysis of the change in benefit accounts for 2018 and 2017 follows:

	December 31,
	2018				2017
($ in millions)	U.S.		Foreign	Total	U.S.		Foreign	Total

Change in projected benefit obligation:
Benefit obligation at prior year end	$3,061		$3,432	$6,493	$3,186		$3,437	$6,623
Service cost	51		14	65	49		17	66
Interest cost	99		72	171	124		92	216
Benefits paid	(191)		(194)	(385)	(222)		(190)	(412)
Net actuarial (gains) losses	(189)		(210)	(399)	183		(242)	(59)
Curtailments and settlements including special termination benefits	(252)	(a)	—	(252)	(260)	(a)	(5)	(265)
Plan amendments	—		52	52	—		—	—
Other	—		2	2	1		2	3
Effect of exchange rates	—		(177)	(177)	—		321	321
Benefit obligation at year end	2,579		2,991	5,570	3,061		3,432	6,493
Change in plan assets:
Fair value of assets at prior year end	2,420		3,632	6,052	2,507		3,300	5,807
Actual return on plan assets	(119)		3	(116)	224		180	404
Employer contributions	32		6	38	174		9	183
Contributions to unfunded plans	7		20	27	6		20	26
Benefits paid	(191)		(194)	(385)	(222)		(190)	(412)
Curtailments and settlements including special termination benefits	(256)	(a)	—	(256)	(269)	(a)	(2)	(271)
Other	8		2	10	—		2	2
Effect of exchange rates	—		(195)	(195)	—		313	313
Fair value of assets at end of year	1,901		3,274	5,175	2,420		3,632	6,052
Funded status	$(678)		$283	$(395)	$(641)		$200	$(441)

(a)	Includes the purchase of non-participating group annuity contracts discussed below.

The company’s German, Swedish and certain U.S. plans are unfunded and the liabilities are included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants.

Amounts recognized in accumulated other comprehensive (earnings) loss, including other postemployment benefits, consisted of:

	December 31,
	2018			2017
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial (loss) gain	$(563)	$140	$(423)	$(611)	$36	$(575)
Net prior service (cost) credit	16	(50)	(34)	(1)	—	(1)
Tax effect and currency exchange rates	216	(36)	180	224	(10)	214
	$(331)	$54	$(277)	$(388)	$26	$(362)

Ball Corporation

Notes to the Consolidated Financial Statements

The accumulated benefit obligation for all U.S. defined benefit pension plans was $2,519 million and $2,996 million at December 31, 2018 and 2017, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $2,988 million and $3,429 million at December 31, 2018 and 2017, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2018			2017
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Projected benefit obligation	$2,579	$354	$2,933	$3,061	$389	$3,450
Accumulated benefit obligation	2,519	351	2,870	2,996	385	3,381
Fair value of plan assets (a)	1,901	79	1,980	2,420	85	2,505

(a)	The German, Swedish and certain U.S. plans are unfunded and, therefore, there is no fair value of plan assets associated with these plans.

Components of net periodic benefit cost were as follows:

	Years Ended December 31,
	2018			2017			2016
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$51	$14	$65	$49	$17	$66	$58	$14	$72
Interest cost	99	72	171	124	92	216	96	58	154
Expected return on plan assets	(108)	(108)	(216)	(126)	(110)	(236)	(106)	(70)	(176)
Amortization of prior service cost	2	—	2	2	—	2	(1)	—	(1)
Recognized net actuarial loss	33	5	38	34	5	39	32	6	38
Curtailment and settlement losses including special termination benefits	36	—	36	47	(1)	46	—	80	80
Net periodic benefit cost for Ball sponsored plans	113	(17)	96	130	3	133	79	88	167
Net periodic benefit cost for multi-employer plans	2	—	2	2	—	2	2	—	2
Total net periodic benefit cost	$115	$(17)	$98	$132	$3	$135	$81	$88	$169

In September 2018 and August 2017, Ball completed the purchase of non-participating group annuity contracts that were transferred to an insurance company for the company’s U.S. pension benefit obligations totaling approximately $176 million and $224 million, respectively. The purchase of the annuity contracts triggered settlement accounting in each year. Regular lump sums paid to certain retirees are also included in the total settlement amounts. These transactions resulted in the recognition of settlement losses recorded in business consolidation and other activities of $36 million in 2018 and $44 million in 2017. The company’s pension obligations were remeasured during 2018 and 2017 for the impacted plans.

Non-service pension income of $5 million in 2018 and expense totaling $21 million and $15 million for 2017 and 2016, respectively, is included in selling, general, and administrative (SG&A) expenses. Due to immateriality, the 2017 and 2016 amounts were not retrospectively adjusted as required by the newly adopted accounting standard for pension and postretirement benefit costs as described in Note 2.

Ball Corporation

Notes to the Consolidated Financial Statements

The estimated actuarial net loss and net prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2019 are a loss of $26 million and a cost of $4 million, respectively.

Contributions to the company’s defined benefit pension plans are expected to be approximately $68 million for the U.S. plans and $24 million for the foreign plans in 2019. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to the U.S. plans are expected to be approximately $205 million for the year ended December 31, 2019, $195 million for each of the years ending December 31, 2020 through 2023, and a total of $952 million for the years ending December 31, 2024 through 2028. Benefit payments for the foreign plans are expected to be $190 million, $195 million, $200 million, $205 million and $211 million for the years ending December 31, 2019 through 2023, respectively, and a total of $1.1 billion for the years ending December 31, 2024 through 2028.

Weighted average assumptions used to determine benefit obligations for the company’s significant North American plans at December 31 were:

	U.S.			Canada
	2018	2017	2016	2018		2017		2016
Discount rate	4.41%	3.72%	4.26%	2.90%		2.80%		3.50%
Rate of compensation increase	4.02%	4.15%	4.14%	N/A	(a)	N/A	(a)	N/A	(a)

(a)	The Canadian plans are frozen.

Weighted average assumptions used to determine benefit obligations for the company’s significant European plans at December 31 were:

	U.K.			Germany
	2018	2017	2016	2018	2017	2016
Discount rate	2.90%	2.55%	2.70%	1.74%	1.68%	1.54%
Rate of compensation increase	3.50%	4.41%	4.30%	2.50%	2.50%	2.50%
Pension increase	3.45%	3.41%	3.30%	1.50%	1.50%	1.50%

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant North American plans for the years ended December 31 were:

	U.S.			Canada
	2018	2017	2016	2018	2017	2016
Discount rate	3.72%	4.27%	4.60%	2.80%	3.50%	3.50%
Rate of compensation increase	4.15%	4.14%	4.98%	N/A (a)	N/A (a)	N/A (a)
Expected long-term rate of return on assets	5.14%	5.50%	6.88%	3.75%	4.00%	4.00%

(a)	The Canadian plans are frozen.

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant European plans for the years ended December 31 were as follows:

	U.K.			Germany
	2018	2017	2016	2018	2017	2016
Discount rate	2.55%	2.70%	2.90%	1.68%	1.52%	1.29%
Rate of compensation increase	4.41%	4.30%	3.80%	2.50%	2.50%	2.00%
Pension increase	3.41%	3.41%	2.80%	1.50%	1.50%	1.50%
Expected long-term rate of return on assets	3.05%	3.20%	3.40%	N/A	N/A	N/A

Ball Corporation

Notes to the Consolidated Financial Statements

The discount and compensation increase rates used above to determine the December 31, 2018, benefit obligations will be used to determine net periodic benefit cost for 2019. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $13 million increase in 2019 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated reduction of pension expense of approximately $3 million in 2019.

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

Actual results may differ from the company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. In 2018, the company recorded pension expense of $96 million for Ball-sponsored plans, including $36 million of settlement charges, special termination and curtailment losses, and currently expects its 2019 pension expense to be $40 million, using foreign currency exchange rates in effect at December 31, 2018. The expected reduction in pension expense is due to settlement charges in 2018, higher discount rates and lower amortization costs, as well as defined benefit plan mergers and annuity purchases that occurred in 2018.

For 2017, the company measured service and interest costs utilizing the expected or hypothetical payments for each plan. The expected or hypothetical payments were discounted using the spot rates from the actuarial yield curve for each plan to obtain a single equivalent discount rate that is appropriate for the duration of each plan. For 2018, the company measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The company believes this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change in estimate does not affect the measurement of plan obligations nor the funded status of the plans.

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market-related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market-related value of plan assets used to calculate the expected return was $6,052 million for 2018, $6,121 million for 2017 and $6,068 million for 2016.

Ball Corporation

Notes to the Consolidated Financial Statements

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

Target asset allocations are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Following are the target asset allocations established as of December 31, 2018:

U.S.
	Legacy Ball		Legacy Rexam		U.K.

Cash and cash equivalents	0-10%		0-10%		60-100	%(c)
Equity securities	10-75	%(a)	10-25	%(d)	0-20%
Fixed income securities	25-70	%(b)	75-90%		60-100	%(c)
Alternative investments	0-35%		—%		0-20%

(a)

Equity securities may consist of: (1) up to 25 percent large cap equities, (2) up to 10 percent mid cap equities, (3) up to 10 percent small cap equities, (4) up to 35 percent foreign equities and (5) up to 35 percent special equities. Holdings in Ball Corporation common stock or Ball bonds cannot exceed 5 percent of the trust’s assets.

(b)	Debt securities may include up to 10 percent non-investment grade bonds, up to 10 percent bank loans and up to 15 percent international bonds.
(c)	The combined target allocation for fixed income securities and cash and cash equivalents is 60 to 100 percent.
(d)	Equity securities may consist of: (1) up to 20 percent domestic equities, (2) up to 10 percent international equities, and (3) up to 10 percent private equities.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2018	2017
Cash and cash equivalents	2%	2%
Equity securities	28%	17%
Fixed income securities	69%	74%
Alternative investments	1%	7%
	100%	100%

Fair Value Measurements of Pension Plan Assets

Following is a description of the valuation methodologies used for pension assets measured at fair value:

Cash and cash equivalents: Consist of cash on deposit with brokers and short-term U.S. Treasury money market funds with a maturity of less than 90 days and are shown net of receivables and payables for securities traded at period end but not yet settled. All cash and cash equivalents are stated at cost, which approximates fair value.

Ball Corporation

Notes to the Consolidated Financial Statements

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

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of pension assets and liabilities and their placement within the fair value hierarchy levels. The fair value hierarchy levels assigned to the company’s defined benefit plan assets are summarized in the tables below:

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31, 2018
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$1	$97	$98
Corporate equity securities:
Consumer discretionary	61	—	61
Financials	54	—	54
Healthcare	49	—	49
Industrials	59	—	59
Information technology	73	—	73
Other	50	—	50
U.S. government and agency securities:
FHLMC mortgage backed securities	—	40	40
FNMA mortgage backed securities	—	65	65
Municipal bonds	—	52	52
Treasury bonds	45	—	45
Other	—	10	10
Corporate bonds and notes:
Communications	—	67	67
Consumer discretionary	—	80	80
Consumer staples	—	41	41
Financials	—	245	245
Healthcare	—	88	88
Industrials	—	100	100
Information technology	—	54	54
Oil and gas	—	103	103
Private placement	—	69	69
Utilities	—	88	88
Other	—	60	60
Commingled funds	18	72	90
Total level 1 and level 2	$410	$1,331	1,741
Other investments measured at net asset value (a)			160
Total assets			$1,901

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

U.S. pension assets, at fair value:
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

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31,
($ in millions)	2018	2017

U.K. pension assets, at fair value:
Cash and cash equivalents	$20	$43
U.K. government bonds	2,229	2,184
Other	33	14
Total level 1	2,282	2,241
Other investments measured at net asset value (a)	913	1,306
Total assets	$3,195	$3,547

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

In Canada, the company provides supplemental medical and other benefits in conjunction with Canadian provincial health care plans. Effective July 1, 2017, Ball no longer offers medical and life insurance coverage in the U.S. for non-bargaining, Medicare-eligible retirees through company-sponsored plans. Current and future non-bargaining retirees may access benefits through a private exchange by purchasing coverage direct from insurance carriers.

Ball provides a fixed subsidy to certain retirees which must be used to purchase medical insurance. Ball has no commitments to increase benefits provided by any of the postemployment benefit plans and retains the right, subject to  existing agreements, to change or eliminate these benefits.

For other postretirement benefits in the U.S & Canada, the accumulated actuarial gains and losses and accumulated prior service gains and losses are amortized over the average remaining service period for active participants or the average future lifetime for inactive employees, depending upon the plan.

Ball Corporation

Notes to the Consolidated Financial Statements

An analysis of the change in other postretirement benefit accruals for 2018 and 2017 follows:

($ in millions)	2018	2017

Change in benefit obligation:
Benefit obligation at prior year end	$220	$232
Service cost	1	1
Interest cost	6	9
Benefits paid	(16)	(22)
Net actuarial (gain) loss	(20)	6
Business acquisition	—	—
Curtailments and special termination benefits	(2)	2
Plan amendments	(14)	(9)
Effect of exchange rates and other	(1)	1
Benefit obligation at year end	$174	$220
Less current portion	(17)	(24)
Long-term retiree medical liabilities	$157	$196

Components of net periodic benefit cost were:

	Years Ended December 31,
($ in millions)	2018	2017	2016

Service cost	$1	$1	$3
Interest cost	6	9	8
Amortization of prior service cost	(1)	(1)	(1)
Recognized net actuarial loss (gain)	(6)	(5)	(3)
Curtailments and special termination benefits	(2)	2	—
Net periodic benefit cost	$(2)	$6	$7

Approximately $8 million of estimated net actuarial gain and $2 million of prior service benefit will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2019.

The assumptions for the U.S. and Canadian plans were based upon a long-term forecast of medical and direct trends and claims data projected forward using generally accepted actuarial methods.

Weighted average assumptions used to determine benefit obligations for the other postretirement benefit plans at December 31 were:

	U.S.			Canada
	2018	2017	2016	2018	2017	2016
Discount rate	4.35%	3.64%	4.16%	3.50%	3.25%	3.50%
Rate of compensation increase (a)	4.50%	4.50%	4.50%	N/A	N/A	N/A

(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

Ball Corporation

Notes to the Consolidated Financial Statements

Weighted average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans at December 31 were:

	U.S.			Canada
	2018	2017	2016	2018	2017	2016
Discount rate	3.64%	4.16%	4.04%	3.25%	3.50%	3.50%
Rate of compensation increase (a)	4.50%	4.50%	4.50%	N/A	N/A	N/A

(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

For the U.S. health care plans at December 31, 2018, a 7 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to increase to 5 percent in 2031 and remain at that level thereafter. For the Canadian plans, a 5 percent health care cost trend rate was used for 2018. Benefit payment caps exist in many of the company’s health care plans.

Contributions to the company’s other postretirement plans are expected to be approximately $17 million in 2019. This estimate may change based on available company cash flow, among other factors. Benefit payments related to these plans are expected to be between $14 million and $17 million in each of the years ending December 31, 2019 through 2023, and a total of $59 million for the years 2024 through 2028.

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point increase in assumed health care cost trend rates would increase the total of service and interest cost by less than $1 million and the postretirement benefit obligation by $5 million. A one-percentage point decrease would decrease the total of service and interest cost by less than $1 million and the postretirement benefit obligation by $4 million.

Deferred Compensation Plans

Certain management employees may elect to defer the payment of all or a portion of their annual incentive compensation into the company’s deferred compensation plan and/or the company’s deferred compensation stock plan. The employee becomes a general unsecured creditor of the company with respect to any amounts deferred.

18.  Shareholders’ Equity

At December 31, 2018, the company had 1.1 billion shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

Under its ongoing share repurchase program, the company repurchased $711 million, $76 million and $59 million of its shares, net of issuances, during the years ended December 31, 2018, 2017, and 2016, respectively.  As of February 20, 2019, an additional $118 million of shares were repurchased subsequent to December 31, 2018.  On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)		Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2016	$(329)	$(590)		$(22)	$(941)
Other comprehensive earnings (loss) before reclassifications	22	179		(30)	171
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	49	(a)	65	114
Balance at December 31, 2017	$(307)	$(362)		$13	$(656)
Other comprehensive earnings (loss) before reclassifications	(197)	33		25	(139)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	52	(a)	(92)	(40)
Balance at December 31, 2018	$(504)	$(277)		$(54)	$(835)

(a)

Includes $27 million and $28 million of after-tax losses recognized during 2018 and 2017, respectively, related to the company’s annuity buyout and lump sum settlements. Refer to Note 17 for further details.

Ball Corporation

Notes to the Consolidated Financial Statements

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Years Ended December 31,
($ in millions)	2018	2017	2016

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$1	$(7)	$(1)
Commodity contracts recorded in cost of sales	54	50	(7)
Currency exchange contracts recorded in selling, general and administrative	1	(1)	4
Currency exchange contracts recorded in business consolidation and other activities	—	—	64
Cross-currency swaps recorded in selling, general and administrative	49	(136)	—
Cross-currency swaps recorded in interest expense	14	16	—
Interest rate contracts recorded in interest expense	—	—	(1)
Commodity and currency exchange contracts attributable to the Divestment Business recorded in business consolidation and other activities	—	—	(5)
Total before tax effect	119	(78)	54
Tax benefit (expense) on amounts reclassified into earnings	(27)	13	2
Recognized gain (loss), net of tax	$92	$(65)	$56

Amortization of pension and other postretirement benefits: (a)
Prior service income (expense)	$(1)	$(1)	$2
Actuarial gains (losses)	(32)	(34)	(35)
Effect of pension settlement (b)	(36)	(44)	(80)
Total before tax effect	(69)	(79)	(113)
Tax benefit (expense) on amounts reclassified into earnings	17	30	31
Recognized gain (loss), net of tax	$(52)	$(49)	$(82)

(a)	These components are included in the computation of net periodic benefit cost detailed in Note 17.
(b)

2018 and 2017 amounts include pretax settlement losses related to the purchase of non-participating group annuity contracts and lump sum payouts. The 2016 amount includes a curtailment charge related to the sale of the Divestment Business. Refer to Note 17 for further details.

Ball Corporation

Notes to the Consolidated Financial Statements

19.  Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock on the date of grant. In the case of stock options, payment must be made by the employee at the time of exercise in cash or with shares of stock owned by the employee, which are valued at fair market value on the date exercised. For SSARs, the employee receives the share equivalent of the difference between the fair market value on the date exercised and the exercise price of the SSARs exercised. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of outstanding stock option and SSAR activity for the year ended December 31, 2018, follows:

	Number of	Weighted Average
	Shares	Exercise Price
Beginning of year	16,907,299	$24.21
Granted	2,133,054	38.84
Exercised	(3,340,514)	16.89
Canceled/forfeited	(524,028)	36.73
End of year	15,175,811	27.45

Vested and exercisable, end of period	10,183,630	$22.77
Reserved for future grants	22,371,159

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2018, was 5.3 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $281 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2018, was 3.9 years and the aggregate intrinsic value was $236 million. The company received $29 million, $21 million and $36 million from options exercised during 2018, 2017 and 2016, respectively, and the intrinsic value associated with these exercises was $30 million, $26 million and $45 million for the same periods, respectively. The tax benefit associated with the company’s stock compensation programs was $18 million for 2018, and was reported as a discrete item in the consolidated tax provision. The total fair value of options and SSARs vested during 2018, 2017 and 2016 was $16 million, $14 million and $13 million, respectively.

These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in 2018, 2017 and 2016 have estimated weighted average fair values at the date of grant of $9.07 per share, $7.82 per share and $9.08 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance that the value realized by an employee will equal the fair value estimated at the grant date. The fair values were estimated using the following weighted average assumptions:

	2018 Grants		2017 Grants		2016 Grants

Expected dividend yield	1.03%		0.89%		0.73%
Expected stock price volatility	21.98%		19.62%		24.14%
Risk-free interest rate	2.47%		2.00%		1.22%
Expected life of options (in years)	6.10	years	5.94	years	6.10	years

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

Ball Corporation

Notes to the Consolidated Financial Statements

Following is a summary of restricted stock activity for the year ended December 31, 2018:

		Weighted
	Number of	Average
	Shares/Units	Grant Price

Beginning of year	3,224,094	$32.82
Granted	644,616	37.35
Vested	(802,036)	30.5
Canceled/forfeited	(191,380)	37.68
End of year	2,875,294	$34.17

The company’s Board of Directors has granted performance-contingent restricted stock units (PCEQs) to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date is based on the company’s increase in economic valued added (EVA®) dollars compared to the EVA® dollars generated in the calendar year prior to the grant, ranging from zero to 200 percent of each participant’s assigned award opportunity. If the minimum performance goals are not met, the shares will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. The expense associated with these performance-contingent grants recognized in selling, general and administrative expenses, totaled $21 million in 2018, $9 million in 2017, and $15 million in 2016.

During 2017, the company’s Board of Directors granted 1.1 million performance-contingent restricted stock units (on a post-stock split basis) to employees related to the Special Acquisition-Related Incentive Plan (SAIP). The number of shares issued at the vesting date in January 2020 will be based on the company’s achievement of cumulative EVA® and Cash Flow performance goals through the vesting date ranging from zero to 200 percent of each participant’s assigned award. If the minimum performance goals are not met, the awards will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. The expense associated with these performance-contingent grants, as recognized in business consolidation and other activities, totaled $23 million during 2018 and $11 million during 2017.

For the years ended December 31, 2018, 2017 and 2016, the company recognized pretax expense of $75 million ($61 million after tax), $46 million ($35 million after tax) and $35 million ($22 million after tax), respectively, for share-based compensation arrangements. At December 31, 2018, there was $72 million of total unrecognized compensation cost related to nonvested share‑based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 1.9 years.

Ball Corporation

Notes to the Consolidated Financial Statements

20.  Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2018	2017	2016

Net earnings attributable to Ball Corporation	$454	$374	$263

Basic weighted average common shares	344,796	350,269	316,542
Effect of dilutive securities	7,525	6,716	6,342
Weighted average shares applicable to diluted earnings per share	352,321	356,985	322,884

Per basic share	$1.32	$1.07	$0.83
Per diluted share	$1.29	$1.05	$0.81

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period). The options and SSARs excluded totaled approximately 4 million in 2018 and 2 million in both 2017 and 2016.

The company declared and paid dividends of $0.40 per share and $0.365 per share in 2018 and 2017, respectively.

21.  Financial Instruments and Risk Management

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

Ball Corporation

Notes to the Consolidated Financial Statements

At December 31, 2018, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $809 million, of which approximately $768 million received hedge accounting treatment. Cash flow hedges relate to forecasted sales and purchase transactions and expire within the next three years. Included in shareholders’ equity at December 31, 2018, within accumulated other comprehensive earnings (loss), is a net after-tax loss of $31 million associated with these contracts. A net loss of $28 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. At December 31, 2018, the company had outstanding interest rate swap and option contracts with notional amounts of approximately $930 million paying fixed rates expiring within the next two years. The amount recorded in accumulated other comprehensive earnings (loss) at December 31, 2018, is insignificant.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. At December 31, 2018, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $1.9 billion. Approximately $1 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at December 31, 2018, substantially all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at December 31, 2018, expire within two years.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk on foreign currency denominated intercompany debt in 2016. Approximately $22 million of net after-tax loss related to the intercompany debt is included in accumulated other comprehensive earnings at December 31, 2018, of which the amount expected to be recognized during the next 12 months is dependent upon changes in currency exchange rates. The contract expires within the next two years.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2018 and 2017, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $46 million and $27 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2018 and 2017, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		December 31, 2018
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$9	$1	$10
Foreign currency contracts		—	21	21
Cross-currency and other contracts		—	5	5
Total current derivative contracts	Other current assets	$9	$27	$36

Liabilities:
Commodity contracts		$42	$11	$53
Foreign currency contracts		2	4	6
Cross-currency and other contracts		1	2	3
Total current derivative contracts	Other current liabilities	$45	$17	$62

Commodity contracts		$2	$—	$2
Cross-currency and other contracts		62	—	62
Total noncurrent derivative contracts	Other noncurrent liabilities	$64	$—	$64

Ball Corporation

Notes to the Consolidated Financial Statements

		December 31, 2017
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$46	$3	$49
Foreign currency contracts		5	10	15
Total current derivative contracts	Other current assets	$51	$13	$64

Commodity contracts		$6	$—	$6
Total noncurrent derivative contracts	Other noncurrent assets	$6	$—	$6

Liabilities:
Commodity contracts		$4	$4	$8
Foreign currency contracts		—	21	21
Cross-currency and other contracts		—	2	2
Total current derivative contracts	Other current liabilities	$4	$27	$31

Cross-currency and other contracts		$117	$3	$120
Total noncurrent derivative contracts	Other noncurrent liabilities	$117	$3	$120

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2018, has not identified any circumstances requiring the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Year Ended December 31, 2018
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$1	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	54	8
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	1	70
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	49	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	14	—
Equity contracts	Selling, general and administrative	—	19
Total		$119	$98

		Year Ended December 31, 2017
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(7)	$(4)
Commodity contracts - manage exposure to supplier pricing	Cost of sales	50	(5)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	(1)	(57)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	(136)	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	16	—
Other contracts	Selling, general and administrative	—	(1)
Total		$(78)	$(67)

Ball Corporation

Notes to the Consolidated Financial Statements

		Year Ended December 31, 2016
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(1)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(7)	(4)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(1)	—
Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	(20)
Foreign currency contracts - manage exposure to sales of products	Cost of sales	1	1
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	3	53
Foreign currency contracts - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	(191)
Cross-currency swaps - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	(4)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	64	—
Commodity contracts and currency exchange contracts - attributed to the Divestment Business	Business consolidation and other activities	(5)	—
Other contracts	Selling, general and administrative	—	(1)
Total		$54	$(166)

Ball Corporation

Notes to the Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Years Ended December 31,
($ in millions)	2018	2017	2016

Amounts reclassified into earnings:
Commodity contracts	$(55)	$(43)	$8
Cross-currency swap contracts	(63)	120	(64)
Interest rate contracts	—	—	1
Commodity and currency exchange contracts attributed to the divestment business	—	—	5
Currency exchange contracts	(1)	1	(4)
Change in fair value of cash flow hedges:
Commodity contracts	(31)	67	22
Interest rate contracts	—	—	(1)
Cross-currency swap contracts	69	(137)	39
Currency exchange contracts	(5)	7	3
Foreign currency and tax impacts	19	20	(19)
	$(67)	$35	$(10)

Ball Corporation

Notes to the Consolidated Financial Statements

22.  Quarterly Results of Operations (Unaudited)

Set forth below are the company’s 2018 and 2017 results for the quarters ended March 31, June 30, September 30 and December 31.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2018
Net sales	$2,785	$3,101	$2,946	$2,803	$11,635
Gross profit (a)	418	483	466	431	1,798
Earnings before taxes	$152	$166	$192	$123	$633
Net earnings (loss) attributable to Ball Corporation	$125	$119	$59	$151	$454

Basic earnings (loss) per share (b)	$0.36	$0.34	$0.17	$0.45	$1.32

Diluted earnings (loss) per share (b)	$0.35	$0.34	$0.17	$0.44	$1.29

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Net sales	$2,473	$2,855	$2,908	$2,747	$10,983
Gross profit (a)	390	431	455	481	1,757
Earnings before taxes	$84	$112	$50	$268	$514
Net earnings attributable to Ball Corporation	$68	$99	$48	$159	$374

Basic earnings per share (b)	$0.19	$0.28	$0.14	$0.45	$1.07

Diluted earnings per share (b)	$0.19	$0.28	$0.13	$0.45	$1.05

(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $509 million and $510 million for the years ended December 31, 2018 and 2017, respectively.
(b)

Earnings per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

The unaudited quarterly results of operations included business consolidation and other activities that affected the company’s operating performance. Further details are included in Note 6.

Ball Corporation

Notes to the Consolidated Financial Statements

23.  Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, we have received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $30 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at December 31, 2018.

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

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC).  Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled.  In December, 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents.  Crown did not file a motion for summary judgment.  Oral argument on the motion filed by BMBCC and RBCC was completed in January 2019.  A trial date has been set for April 2019, although this setting may be removed and the trial delayed based on the summary judgment filing, so as to allow the Court to give full consideration to the motion.  Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

A former Rexam Personal Care site in Annecy, France, was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place in 2006. The business operating from the site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during the first quarter of 2015. As part of the site closure regulatory requirements, a new regulatory permit (Prefectoral Order) was issued in June 2016, which includes requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A new management plan was proposed to the French Environmental Authorities (DREAL) during 2018 and will be the subject of further discussions in 2019 before a final plan for the site is addressed.  Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s operations in Brazil are involved in various governmental assessments, principally related to claims for taxes on the internal transfer of inventory, gross revenue taxes and indirect tax incentives. The company does not believe that the ultimate resolution of these matters will materially impact its results of operations, financial position or cash flows. Under customary local regulations, the company’s Brazilian subsidiaries may need to post cash or other collateral if the process to challenge any administrative assessment proceeds to the Brazilian court system; however, the level of any potential cash or collateral required would not significantly impact the liquidity of those subsidiaries or Ball Corporation.

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

Our Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 in order to challenge the legality of tax on tax amounts. Pursuant to these lawsuits, we have requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During the third quarter of 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, that timely filed equivalent lawsuits, have recorded income based on the applicable ICMS amounts retained. Accordingly, we now consider the portions of the ICMS-related cash collected but not yet remitted by our subsidiaries to be realizable, and in 2018 we recorded $16 million of prior year collections in business consolidation and other activities within our consolidated statement of earnings. The company is in the process of seeking reimbursement for ICMS-related amounts previously paid to the Brazilian government, which may result in material reimbursements in respect of prior periods; however, such amounts cannot be estimated at this time.  The company will record income for these reimbursements once the amounts are realized or realizable.

24.  Indemnifications and Guarantees

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions and subject to grace periods. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are coterminous with the terms of the respective note indentures, senior notes and credit agreement, and could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes or the credit agreement or any other loan document in respect thereof. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to the then-outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier foreign subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain foreign borrowers and foreign pledgors under the loan documents will be secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned foreign subsidiaries and material wholly owned U.S. domiciled foreign subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities. The required condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 25. Separate financial statements for the guarantor and non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required under the Securities and Exchange Commission (SEC) regulations.

Ball Corporation

Notes to the Consolidated Financial Statements

25.  Subsidiary Guarantees of Debt

The following condensed consolidating financial information is presented in accordance with SEC Regulations S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For presentation purposes, the subsidiaries of the company providing the guarantees are referred to as the guarantor subsidiaries, and subsidiaries of the company other than the guarantor subsidiaries are referred to as the non-guarantor subsidiaries. The eliminating adjustments substantively consist of intercompany transactions and the elimination of equity investments and earnings of subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required under SEC regulations.

The company’s senior notes are guaranteed on a full and unconditional guarantee on a joint and several basis by certain domestic subsidiaries of the company. Each of the guarantor subsidiaries is 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are to be guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is condensed consolidating financial information for the company, segregating the guarantor and non-guarantor subsidiaries, as of December 31, 2018 and 2017, and for the three years ended December 31, 2018, 2017 and 2016. The information for the years ended December 31, 2017 and 2016, has been retrospectively adjusted to reflect the addition of three new subsidiary guarantors of the company’s debt obligations in March 2018, and for ownership transfers of group companies from a non-guarantor subsidiary to the parent.  In addition, as a result of the July 31, 2018, sale of the U.S. steel food and steel aerosol business, certain guarantor subsidiaries ceased to be guarantors of Ball’s debt obligations and are reflected in the following tables on a prospective basis. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$6,558	$5,874	$(797)	$11,635

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(5,551)	(4,575)	797	(9,329)
Depreciation and amortization	(6)	(202)	(494)	—	(702)
Selling, general and administrative	(303)	15	(190)	—	(478)
Business consolidation and other activities	(108)	(29)	(54)	—	(191)
Equity in results of subsidiaries	758	82	—	(840)	—
Intercompany	287	(194)	(93)	—	—
	628	(5,879)	(5,406)	(43)	(10,700)

Earnings (loss) before interest and taxes	628	679	468	(840)	935
Interest expense	(311)	12	(2)	—	(301)
Debt refinancing and other costs	(1)	—	—	—	(1)
Total interest expense	(312)	12	(2)	—	(302)
Earnings (loss) before taxes	316	691	466	(840)	633
Tax (provision) benefit	138	(203)	(120)	—	(185)
Equity in results of affiliates, net of tax	—	(10)	15	—	5
Net earnings	454	478	361	(840)	453
Less net earnings attributable to noncontrolling interests	—	—	1	—	1
Net earnings attributable to Ball Corporation	$454	$478	$362	$(840)	$454

Comprehensive earnings (loss) attributable to Ball Corporation	$275	$467	$182	$(649)	$275

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$5,674	$5,532	$(223)	$10,983

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(4,722)	(4,218)	223	(8,717)
Depreciation and amortization	(8)	(209)	(512)	—	(729)
Selling, general and administrative	(168)	(151)	(195)	—	(514)
Business consolidation and other activities	(120)	(56)	(45)	—	(221)
Equity in results of subsidiaries	673	141	(40)	(774)	—
Intercompany	301	(150)	(151)	—	—
	678	(5,147)	(5,161)	(551)	(10,181)

Earnings (loss) before interest and taxes	678	527	371	(774)	802
Interest expense	(275)	6	(16)	—	(285)
Debt refinancing and other costs	—	—	(3)	—	(3)
Total interest expense	(275)	6	(19)	—	(288)
Earnings (loss) before taxes	403	533	352	(774)	514
Tax (provision) benefit	(29)	(79)	(57)	—	(165)
Equity in results of affiliates, net of tax	—	14	17	—	31
Net earnings	374	468	312	(774)	380
Less net earnings attributable to noncontrolling interests	—	—	(6)	—	(6)
Net earnings attributable to Ball Corporation	$374	$468	$306	$(774)	$374

Comprehensive earnings (loss) attributable to Ball Corporation	$659	$731	$578	$(1,309)	$659

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$5,011	$4,257	$(207)	$9,061

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(4,135)	(3,368)	207	(7,296)
Depreciation and amortization	(5)	(164)	(284)	—	(453)
Selling, general and administrative	(58)	(207)	(247)	—	(512)
Business consolidation and other activities	(577)	(49)	289	—	(337)
Equity in results of subsidiaries	692	455	(33)	(1,114)	—
Intercompany	345	(254)	(91)	—	—
	397	(4,354)	(3,734)	(907)	(8,598)

Earnings (loss) before interest and taxes	397	657	523	(1,114)	463
Interest expense	(207)	(1)	(21)	—	(229)
Debt refinancing and other costs	(97)	—	(12)	—	(109)
Total interest expense	(304)	(1)	(33)	—	(338)
Earnings (loss) before taxes	93	656	490	(1,114)	125
Tax (provision) benefit	170	(105)	61	—	126
Equity in results of affiliates, net of tax	—	8	7	—	15
Net earnings	263	559	558	(1,114)	266
Less net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Ball Corporation	$263	$559	$555	$(1,114)	$263

Comprehensive earnings (loss) attributable to Ball Corporation	$(38)	$296	$287	$(583)	$(38)

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	December 31, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$4	$—	$717	$—	$721
Receivables, net	21	613	1,168	—	1,802
Intercompany receivables	66	495	1,657	(2,218)	—
Inventories, net	—	527	744	—	1,271
Other current assets	32	35	79	—	146
Total current assets	123	1,670	4,365	(2,218)	3,940
Noncurrent assets
Property, plant and equipment, net	24	1,378	3,140	—	4,542
Investment in subsidiaries	11,145	3,779	(99)	(14,825)	—
Goodwill	—	1,191	3,284	—	4,475
Intangible assets, net	18	409	1,761	—	2,188
Other assets	213	215	981	—	1,409
Total assets	$11,523	$8,642	$13,432	$(17,043)	$16,554

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$173	$—	$46	$—	$219
Accounts payable	50	1,178	1,867	—	3,095
Intercompany payables	2,310	49	466	(2,825)	—
Accrued employee costs	39	144	106	—	289
Other current liabilities	153	119	220	—	492
Total current liabilities	2,725	1,490	2,705	(2,825)	4,095
Noncurrent liabilities
Long-term debt	6,504	—	6	—	6,510
Employee benefit obligations	871	286	298	—	1,455
Intercompany long-term notes	(1,977)	3	1,368	606	—
Deferred taxes	(172)	169	648	—	645
Other liabilities	114	45	128	—	287
Total liabilities	8,065	1,993	5,153	(2,219)	12,992

Common stock	1,157	2,523	5,314	(7,837)	1,157
Preferred stock	—	—	5	(5)	—
Retained earnings	5,341	4,712	3,316	(8,028)	5,341
Accumulated other comprehensive earnings (loss)	(835)	(586)	(460)	1,046	(835)
Treasury stock, at cost	(2,205)	—	—	—	(2,205)
Total Ball Corporation shareholders' equity	3,458	6,649	8,175	(14,824)	3,458
Noncontrolling interests	—	—	104	—	104
Total shareholders' equity	3,458	6,649	8,279	(14,824)	3,562
Total liabilities and shareholders' equity	$11,523	$8,642	$13,432	$(17,043)	$16,554

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

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$6	$237	$1,323	$1,566

Cash flows from investing activities
Capital expenditures	(10)	(431)	(375)	(816)
Business acquisition, net of cash acquired	—	—	—	—
Proceeds from dispositions, net of cash sold	(65)	604	—	539
Other, net	(4)	47	28	71
Cash provided by (used in) investing activities	(79)	220	(347)	(206)

Cash flows from financing activities
Long-term borrowings	1,475	—	—	1,475
Repayments of long-term borrowings	(1,525)	—	(8)	(1,533)
Net change in short-term borrowings	(73)	—	(47)	(120)
Proceeds from issuances of common stock, net of shares used for taxes	28	—	—	28
Acquisitions of treasury stock	(739)	—	—	(739)
Common stock dividends	(137)	—	—	(137)
Intercompany	1,054	(456)	(598)	—
Other, net	(11)	(1)	(2)	(14)
Cash provided by (used in) financing activities	72	(457)	(655)	(1,040)

Effect of exchange rate changes on cash	—	—	(51)	(51)

Change in cash, cash equivalents and restricted cash	(1)	—	270	269
Cash, cash equivalents and restricted cash – beginning of period	5	—	454	459
Cash, cash equivalents and restricted cash – end of period	$4	$—	$724	$728

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$234	$742	$502	$1,478

Cash flows from investing activities
Capital expenditures	(6)	(301)	(249)	(556)
Proceeds from dispositions, net of cash sold	17	31	(50)	(2)
Other, net	(2)	31	(16)	13
Cash provided by (used in) investing activities	9	(239)	(315)	(545)

Cash flows from financing activities
Long-term borrowings	765	—	—	765
Repayments of long-term borrowings	(741)	—	(1,069)	(1,810)
Net change in short-term borrowings	174	1	9	184
Proceeds from issuances of common stock, net of shares used for taxes	27	—	—	27
Acquisitions of treasury stock	(103)	—	—	(103)
Common stock dividends	(129)	—	—	(129)
Intercompany	(226)	(491)	717	—
Other, net	—	(3)	(4)	(7)
Cash provided by (used in) financing activities	(233)	(493)	(347)	(1,073)

Effect of exchange rate changes on cash	(6)	1	(3)	(8)

Change in cash, cash equivalents and restricted cash	4	11	(163)	(148)
Cash, cash equivalents and restricted cash – beginning of period	1	(11)	617	607
Cash, cash equivalents and restricted cash – end of period	$5	$—	$454	$459

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(1,047)	$630	$610	$193

Cash flows from investing activities
Capital expenditures	(15)	(225)	(366)	(606)
Business acquisition, net of cash acquired	2,303	(1,741)	(3,930)	(3,368)
Business dispositions, net of cash sold	1,010	24	1,904	2,938
Settlement of Rexam acquisition related derivatives	(252)	—	—	(252)
Other, net	2	49	(46)	5
Cash provided by (used in) investing activities	3,048	(1,893)	(2,438)	(1,283)

Cash flows from financing activities
Long-term borrowings	2,610	—	1,760	4,370
Repayments of long-term borrowings	(1,038)	—	(3,586)	(4,624)
Net change in short-term borrowings	71	(31)	(17)	23
Proceeds from issuances of common stock, net of shares used for taxes	48	—	—	48
Acquisitions of treasury stock	(107)	—	—	(107)
Common stock dividends	(83)	—	—	(83)
Intercompany	(5,467)	1,284	4,183	—
Other, net	(2)	(3)	(9)	(14)
Cash provided by (used in) financing activities	(3,968)	1,250	2,331	(387)

Effect of exchange rate changes on cash	(190)	2	(111)	(299)

Change in cash, cash equivalents and restricted cash	(2,157)	(11)	392	(1,776)
Cash, cash equivalents and restricted cash – beginning of period	2,158	—	225	2,383
Cash, cash equivalents and restricted cash – end of period	$1	$(11)	$617	$607

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ball Corporation has established disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2018, Ball Corporation, under the supervision of the Chief Executive Officer and Chief Financial Officer of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Ball Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There were no matters required to be reported under this item.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

The executive officers of the company as of February 22, 2019, were as follows:

Charles E. Baker, 61, Vice President, General Counsel and Corporate Secretary since July 2011; Vice President, General Counsel and Assistant Corporate Secretary from 2004 to 2011; Associate General Counsel, 1999 to 2004; various other positions within the company, 1993 to 1999.

Nate C. Carey, 40, Vice President and Controller since November 2017; Assistant Controller from 2014 to November 2017; Senior Manager, PricewaterhouseCoopers LLP, 2001 to 2014.

Daniel W. Fisher, 46, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, since December 2016; President, Beverage Packaging North and Central America from 2014 to 2016; Senior Vice President, Finance and Planning, Beverage Packaging North and Central America, 2013 to 2014; various other positions within the company, 2010 to 2014.

John A. Hayes, 53, Chairman, President and Chief Executive Officer since 2013; President and Chief Executive Officer, 2011 to 2013; President and Chief Operating Officer during 2010; Executive Vice President and Chief Operating Officer from 2008 to 2009; various other positions within the company, 1999 to 2008.

Jeffrey A. Knobel, 47, Vice President and Treasurer since 2011; Treasurer from 2010 to 2011; Senior Director, Treasury, 2008 to 2010; Director, Treasury Operations, 2005 to 2008; various other positions within the company, 1997 to 2005.

Scott C. Morrison, 56, Senior Vice President and Chief Financial Officer since 2010; Vice President and Treasurer from 2002 to 2009; and Treasurer, 2000 to 2002.

Lisa A. Pauley, 57, Senior Vice President, Human Resources and Administration, since 2011; Vice President, Administration and Compliance, 2007 to 2011; Senior Director, Administration and Compliance, 2004 to 2007; various other positions within the company, 1981 to 2004.

Robert D. Strain, 62, Senior Vice President, Ball Corporation, and President, Ball Aerospace & Technologies Corp. since 2013; Chief Operating Officer, Ball Aerospace & Technologies Corp. from 2012 to 2013; and Director at NASA Goddard Space Flight Center from 2008 to 2012.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2018, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2018, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation 2005 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Nonemployee directors may also be a participant in each of these plans.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2018, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

Equity Compensation Plan Information
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	22,371,159	$27.45	22,371,159
Equity compensation plans not approved by security holders	—	—	—
Total	22,371,159	$27.45	22,371,159

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2018, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2018, is incorporated herein by reference.

Part IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)    (1)    Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2018, 2017 and 2016

Consolidated statements of comprehensive earnings (loss) — Years ended December 31, 2018, 2017 and 2016

Consolidated balance sheets — December 31, 2018 and 2017

Consolidated statements of cash flows — Years ended December 31, 2018, 2017 and 2016

Consolidated statements of shareholders’ equity — Years ended December 31, 2018, 2017 and 2016

Notes to consolidated financial statements

(2)    Financial Statement Schedules:

Financial statement schedules have been omitted, as they are either not applicable, are considered insignificant or the required information is included in the consolidated financial statements or notes thereto.

(3)    Exhibits:

Exhibit Number	Description of Exhibit

3.i	Amended Articles of Incorporation revised May 4, 2017 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2017) filed March 1, 2018.

3.ii	Bylaws of Ball Corporation as amended September 5, 2018. (Filed herewith.)

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

Exhibit Number	Description of Exhibit

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

10.8	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997.*

Exhibit Number	Description of Exhibit

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

Exhibit Number	Description of Exhibit

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

99	Cautionary statement for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)

Exhibit Number	Description of Exhibit

101

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Filed herewith.)

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
February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ John A. Hayes		Chairman, President and Chief Executive Officer
	John A. Hayes		February 22, 2019

(2)	Principal Financial Officer:

	/s/ Scott C. Morrison		Senior Vice President and Chief Financial Officer
	Scott C. Morrison		February 22, 2019

(3)	Principal Accounting Officer:

	/s/ Nate C. Carey		Vice President and Controller
	Nate C. Carey		February 22, 2019

(4)	A Majority of the Board of Directors:

	/s/ Robert W. Alspaugh	*	Director
	Robert W. Alspaugh		February 22, 2019

	/s/ John Bryant	*	Director
	John Bryant		February 22, 2019

	/s/ Michael J. Cave	*	Director
	Michael J. Cave		February 22, 2019

	/s/ John A. Hayes	*	Chairman of the Board and Director
	John A. Hayes		February 22, 2019

	/s/ Daniel J. Heinrich	*	Director
	Daniel J. Heinrich		February 22, 2019

	/s/ Pedro H. Mariani	*	Director
	Pedro H. Mariani		February 22, 2019

/s/ Georgia R. Nelson	*	Director
Georgia R. Nelson		February 22, 2019

/s/ Cynthia A. Niekamp	*	Director
Cynthia A. Niekamp		February 22, 2019

/s/ Cathy D. Ross	*	Director
Cathy D. Ross		February 22, 2019

/s/ Theodore M. Solso	*	Director
Theodore M. Solso		February 22, 2019

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 22, 2019

*  By John A. Hayes as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
As Attorney-in-Fact
February 22, 2019