Form 10-Q
period 2019-03-31
BALL Corp
filed 2019-05-03
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31,  2019

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

10 Longs Peak Drive, P.O. Box 5000 Broomfield, CO 80021-2510 (Address of registrant’s principal executive office)	80021-2510 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Trading Symbol	Name of Exchange	Outstanding at April 30, 2019
Common Stock, without par value	BLL	NYSE	334,744,071 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2019	2018

Net sales	$2,785	$2,785

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,253)	(2,237)
Depreciation and amortization	(170)	(180)
Selling, general and administrative	(127)	(112)
Business consolidation and other activities	(14)	(30)
	(2,564)	(2,559)

Earnings before interest and taxes	221	226

Interest expense	(77)	(73)
Debt refinancing and other costs	(4)	(1)
Total interest expense	(81)	(74)

Earnings before taxes	140	152
Tax (provision) benefit	(10)	(34)
Equity in results of affiliates, net of tax	(13)	7
Net earnings	117	125
Net (earnings) loss attributable to noncontrolling interests	—	—
Net earnings attributable to Ball Corporation	$117	$125

Earnings per share:
Basic	$0.35	$0.36
Diluted	$0.34	$0.35

Weighted average shares outstanding: (000s)
Basic	334,239	350,215
Diluted	342,676	357,552

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended March 31,
($ in millions)	2019	2018

Net earnings	$117	$125

Other comprehensive earnings (loss):
Foreign currency translation adjustment	79	11
Pension and other postretirement benefits	24	16
Derivatives designated as hedges	30	(52)
Total other comprehensive earnings (loss)	133	(25)
Income tax (provision) benefit	(8)	8
Total other comprehensive earnings (loss), net of tax	125	(17)

Total comprehensive earnings (loss)	242	108
Comprehensive (earnings) loss attributable to noncontrolling interests	—	—
Comprehensive earnings (loss) attributable to Ball Corporation	$242	$108

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2019	2018

Assets
Current assets
Cash and cash equivalents	$603	$721
Receivables, net	1,885	1,802
Inventories, net	1,275	1,271
Other current assets	184	140
Assets held for sale	452	6
Total current assets	4,399	3,940
Noncurrent assets
Property, plant and equipment, net	4,360	4,542
Goodwill	4,410	4,475
Intangible assets, net	2,137	2,188
Other assets	1,617	1,409
Total assets	$16,923	$16,554

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$399	$219
Accounts payable	2,739	3,095
Accrued employee costs	224	289
Other current liabilities	500	492
Liabilities held for sale	173	—
Total current liabilities	4,035	4,095
Noncurrent liabilities
Long-term debt	6,719	6,510
Employee benefit obligations	1,479	1,455
Deferred taxes	625	645
Other liabilities	416	287
Total liabilities	13,274	12,992

Equity
Common stock (674,692,058 shares issued - 2019; 673,236,720 shares issued - 2018)	1,154	1,157
Retained earnings	5,504	5,341
Accumulated other comprehensive earnings (loss)	(789)	(835)
Treasury stock, at cost (340,222,598 shares - 2019; 337,978,571 shares - 2018)	(2,323)	(2,205)
Total Ball Corporation shareholders' equity	3,546	3,458
Noncontrolling interests	103	104
Total equity	3,649	3,562
Total liabilities and equity	$16,923	$16,554

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2019	2018

Cash Flows from Operating Activities
Net earnings	$117	$125
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	170	180
Business consolidation and other activities	14	30
Deferred tax provision (benefit)	10	3
Other, net	47	8
Changes in working capital components, net of dispositions	(487)	(420)
Cash provided by (used in) operating activities	(129)	(74)
Cash Flows from Investing Activities
Capital expenditures	(154)	(242)
Business dispositions, net of cash sold	—	(45)
Other, net	(9)	3
Cash provided by (used in) investing activities	(163)	(284)
Cash Flows from Financing Activities
Long-term borrowings	671	1,162
Repayments of long-term borrowings	(412)	(683)
Net change in short-term borrowings	160	(14)
Proceeds from issuances of common stock, net of shares used for taxes	(4)	—
Acquisitions of treasury stock	(146)	(35)
Common stock dividends	(34)	(35)
Other, net	(10)	(11)
Cash provided by (used in) financing activities	225	384

Effect of exchange rate changes on cash	11	1

Change in cash, cash equivalents and restricted cash	(56)	27
Cash, cash equivalents and restricted cash - beginning of period	728	459
Cash, cash equivalents and restricted cash - end of period	$672	$486

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the variability of contract sales in the company’s aerospace segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s 2018 Annual Report on Form 10-K filed on February 22, 2019, pursuant to the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018 (annual report).

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

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

New Lease Accounting Guidance

In February 2016, lease accounting guidance was issued which, for operating leases, will require a lessee to recognize a right-of-use (ROU) asset and a lease liability. The guidance also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight line basis. On January 1, 2019, Ball adopted the new guidance and all related amendments (the new lease standard), applying the modified retrospective method to all contracts that were not completed as of January 1, 2019.  As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods.

As part of adopting the new lease standard, Ball has made the following elections:

•	To carry forward the historical lease determination and classification conclusions as established under the old standard, and not reassess initial direct costs for existing leases;
•	To carry forward its historical accounting treatment for land easements on existing agreements;
•	Not to apply the balance sheet recognition requirements of the new lease standard to leases with a term of one year or less (short-term leases); and
•	For all classes of underlying assets, to account for non-lease components of a contract as part of the single lease component to which they are related.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The adoption of the new lease standard results in the following impacts on our unadutied consolidated balance sheets:

($ in millions)	Balance at December 31, 2018	Adjustments Due to Adoption	Balance at January 1, 2019

Assets:
Other current assets	$140	$(1)	$139
Operating lease right-of-use assets (a)	—	244	244
Other assets	1,409	(25)	1,384

Liabilities:
Other current liabilities	$492	$(3)	$489
Current operating lease liabilities (b)	—	53	53
Other liabilities	287	(14)	273
Noncurrent operating lease liabilities (b)	—	182	182

(a)	Operating lease right-of-use assets are recognized within other assets in Ball’s unaudited condensed consolidated balance sheets.
(b)	Current and noncurrent operating lease liabilities are recognized within other current liabilities and other liabilities, respectively, in Ball’s unaudited condensed consolidated balance sheets.

Ball’s adoption of the new lease standard had an immaterial impact on Ball’s results of operations in the unaudited condensed consolidated statements of earnings; an immaterial impact on Ball’s cash flows from operating, financing, and investing activities in the unaudited condensed consolidated statements of cash flows and no impact on Ball’s opening retained earnings balance. Ball’s accounting for finance leases remains substantially unchanged as a result of the adoption.  See Note 14 for further details regarding Ball’s leases.

Stranded Tax Effects

In February 2018, accounting guidance was issued to permit the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act signed into law in December 2017. Ball adopted this guidance on January 1, 2019, and an election was made to reclassify on the first day of the period of adoption. The total tax amount reclassified was $79 million. Remaining stranded tax amounts in accumulated other comprehensive income, which are not related to the U.S. Tax Cuts and Jobs Act, are not significant and will be reclassified to the income statement when the activity leading to the deferral of gains and losses has ceased in full.

New Accounting Guidance

Cloud Computing Arrangements

In August 2018, amendments to existing accounting guidance were issued to clarify the accounting for implementation costs for cloud computing arrangements.  The amendments specify that existing guidance for capitalizing implementation costs incurred to develop or obtain internal-use software also applies to capitalizing implementation costs incurred in a hosting arrangement that is a service contract. The guidance is effective for Ball on January 1, 2020, and the company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Financial Assets

In June 2016 and April 2019, amendments to existing guidance were issued requiring financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance is expected to primarily affect Ball’s trade receivables; however, the guidance applies to other financial assets as well. The guidance is effective for Ball on January 1, 2020. The company has established a cross-functional team which is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended March 31,
($ in millions)	2019	2018

Net sales
Beverage packaging, North and Central America	$1,131	$1,035
Beverage packaging, South America	441	459
Beverage packaging, Europe	638	609
Aerospace	328	264
Reportable segment sales	2,538	2,367
Other	247	418
Net sales	$2,785	$2,785

Comparable operating earnings
Beverage packaging, North and Central America	$118	$113
Beverage packaging, South America	68	98
Beverage packaging, Europe	64	60
Aerospace	30	25
Reportable segment comparable operating earnings	280	296
Reconciling items
Other (a)	(5)	4
Business consolidation and other activities	(14)	(30)
Amortization of acquired Rexam intangibles	(40)	(44)
Earnings before interest and taxes	221	226
Interest expense	(77)	(73)
Debt refinancing and other costs	(4)	(1)
Total interest expense	(81)	(74)
Earnings before taxes	$140	$152

(a)	Includes undistributed corporate expenses, net, of $23 million and $22 million for the three months ended March 31, 2019 and 2018, respectively.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

Beverage Packaging China

In December 2018, the company announced an agreement to sell its metal beverage packaging business in China for consideration of approximately $225 million, plus potential additional consideration related to the relocation of an existing facility in China in the coming years. The transaction received all necessary antitrust approvals during the first quarter of 2019 and, accordingly, the assets and liabilities of the China beverage packaging business are presented as held for sale as of March 31, 2019.  The transaction is expected to close during the second half of 2019.

Prior to the reclassification of the China beverage packaging business assets and liabilities to held for sale, the company assessed the carrying value of certain working capital balances and then conducted an impairment test of the goodwill and other long-lived assets of the China beverage packaging business. Upon reclassification of the assets and liabilities to held for sale, the carrying value of the disposal group as a whole was compared to the fair value of the business less costs to sell. The approach to establish fair value was consistent with that outlined in the critical accounting policy for “Recoverability of Goodwill and Intangible Assets” in our Form 10-K for the year ended December 31, 2018. No impairment or other adjustments were required as a result of these impairment assessments.

The company has not provided any deferred tax impact in the financial statements for the income tax consequences that may arise when the sale is completed in a future reporting period.

The following table summarizes the assets and liabilities of the China beverage packaging business presented as held for sale:

($ in millions)	March 31, 2019

Assets:
Cash	$63
Receivables	100
Inventories	39
Property, plant and equipment	174
Goodwill	51
Other assets	18
Assets held for sale	$445

Liabilities:
Accounts payable	$141
Accrued employee costs	6
Other current liabilities	26
Liabilities held for sale	$173

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

U.S. Steel Food and Steel Aerosol Business

On July 31, 2018, Ball sold its U.S. steel food and steel aerosol packaging business and formed a joint venture, Ball Metalpack. In exchange for the sale of this business, Ball received approximately $600 million of cash proceeds, subject to customary closing adjustments completed as of December 31, 2018, as well as a 49 percent ownership interest in Ball Metalpack. This investment is reported in other assets as an equity method investment in Ball’s unaudited condensed consolidated balance sheets. This transaction enhances our ability to return additional value to shareholders via share repurchases.

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

In connection with the sale of the U.S. steel food and steel aerosol business, the company entered into an agreement to supply metal to Ball Metalpack, which expired on December 31, 2018, and agreements to provide transition and other services to Ball Metalpack. At March 31, 2019, and December 31, 2018, Ball was owed $95 million and $170 million, respectively, and Ball owed $4 million and $34 million, respectively, related to the above agreements, which are reported in receivables, net, and accounts payable, respectively, on Ball’s unaudited condensed consolidated balance sheets.

5.     Revenue from Contracts with Customers

Disaggregation of Sales

The company disaggregates net sales by reportable segments as disclosed in Note 3, and based on the timing of transfer of control for goods and services as explained below. The transfer of control for goods and services may occur at a point in time or over time. As disclosed in Note 3, the company’s business consists of four reportable segments, which encompass disaggregated product lines and geographical areas: (1) beverage packaging, North and Central America; (2) beverage packaging, South America; (3) beverage packaging, Europe; and (4) aerospace.

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

Total net sales	$557	$2,228	$2,785	$662	$2,123	$2,785

Contract Balances

The company enters into contracts to sell beverage packaging, aerosol packaging, and aerospace products and services.  The company did not have any contract assets at either March 31, 2019, or December 31, 2018. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contracts	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2017	$45	$—
Increase	—	8
Balance at December 31, 2018	$45	$8
Increase	12	2
Balance at March 31, 2019	$57	$10

During the three months ended March 31, 2019, contract liabilities increased by $14 million, which is net of cash received of $54 million and amounts recognized as sales of $40 million, all of which related to current contract liabilities. The amount of sales recognized in the three months ended March 31, 2019, which were included in the opening contract liabilities balances was $40 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized sales of $6 million in the three months ended March 31, 2019 from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of March 31, 2019	$1,230	$842	$2,072

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2019	2018

Beverage packaging, North and Central America	$(1)	$(3)
Beverage packaging, South America	(1)	—
Beverage packaging, Europe	1	(10)
Other	(13)	(17)
	$(14)	$(30)

2019

Beverage Packaging, North and Central America

Charges in the three months ended March 31, 2019, included $1 million of expense for individually insignificant activities.

Beverage Packaging, South America

Charges in the three months ended March 31, 2019, included $1 million of expense for individually insignificant activities.

Beverage Packaging, Europe

During the three months ended March 31, 2019, the company recorded credits of $2 million resulting from updated estimates for the costs of employee severance and benefits and facility shutdown costs in connection with the closures of its Recklinghausen, Germany, and San Martino, Italy, plants, which ceased production during the third quarter of 2017 and the fourth quarter of 2018, respectively.

Other charges in the three months ended March 31, 2019, included $1 million of expense for individually insignificant activities.

Other

During the three months ended March 31, 2019, the company recorded the following amounts:

•

Expense of $13 million for estimated employee severance costs and professional services associated with the planned sale of the China beverage packaging business, which is expected to close during the second half of 2019.

•	Expense of $4 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	Credits of $4 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2018

Beverage Packaging, North and Central America

During the first quarter of 2018, the company recorded income of $5 million for revised estimates of charges recorded in prior periods in connection with the previously announced closures of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama.  The Birmingham facility ceased production during the second quarter of 2018, and the Chatsworth and Longview facilities ceased production during the third quarter of 2018.  Ball sold the Chatsworth facility during the fourth quarter of 2018.

During the first quarter of 2018, the company recorded charges of $2 million related to the closure of its Reidsville, North Carolina, plant, which ceased production in 2017.

Other charges in the first quarter included $6 million for individually insignificant activities.

Beverage Packaging, Europe

During the first quarter of 2018, the company recorded charges of $4 million for employee severance and benefits and $6 million for facility shutdown costs and other costs in connection with the closure of its Recklinghausen, Germany, plant, which ceased production during the third quarter of 2017.

Other

During the first quarter of 2018, the company recorded expense of $11 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.

Other charges in the first quarter included $6 million for individually insignificant activities.

7.Supplemental Cash Flow Statement Disclosures

	March 31,
($ in millions)	2019	2018

Beginning of period:
Cash and cash equivalents	$721	$448
Current restricted cash (included in other current assets)	7	10
Noncurrent restricted cash (included in other assets)	—	1
Total cash, cash equivalents and restricted cash	$728	$459

End of period:
Cash and cash equivalents	$603	$477
Current restricted cash (included in other current assets)	6	8
Noncurrent restricted cash (included in other assets)	—	1
Cash reported in assets held for sale	63	—
Total cash, cash equivalents and restricted cash	$672	$486

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to $83 million at March 31, 2019, and $127 million at December 31, 2018. Financing activities in the three months ended March 31, 2019, include the cash settlement of treasury stock repurchases totaling $16 million which were included in the consolidated statement of equity as of December 31, 2018, but not yet settled.

8.     Receivables, Net

	March 31,	December 31,
($ in millions)	2019	2018

Trade accounts receivable	$958	$812
Unbilled receivables	477	478
Less allowance for doubtful accounts	(9)	(10)
Net trade accounts receivable	1,426	1,280
Other receivables	459	522
	$1,885	$1,802

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of its receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.2 billion at March 31, 2019, and December 31, 2018. A total of $192 million and $178 million were available for sale under these programs as of March 31, 2019, and December 31, 2018, respectively.

Other receivables include income and sales tax receivables, related party receivables and other miscellaneous receivables. See Note 4 for further details of related party receivables.

9.     Inventories, Net

	March 31,	December 31,
($ in millions)	2019	2018

Raw materials and supplies	$690	$727
Work-in-process and finished goods	656	614
Less inventory reserves	(71)	(70)
	$1,275	$1,271

10.     Property, Plant and Equipment, Net

	March 31,	December 31,
($ in millions)	2019	2018

Land	$159	$159
Buildings	1,306	1,359
Machinery and equipment	5,069	5,250
Construction-in-progress	510	509
	7,044	7,277
Accumulated depreciation	(2,684)	(2,735)
	$4,360	$4,542

Depreciation expense amounted to $122 million and $125 million for the three months ended March 31, 2019 and 2018, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Aerospace	Other	Total

Balance at December 31, 2018	$1,275	$1,299	$1,435	$40	$426	$4,475
Transfer to assets held for sale	—	—	—	—	(51)	(51)
Effects of currency exchange	—	—	(12)	—	(2)	(14)
Balance at March 31, 2019	$1,275	$1,299	$1,423	$40	$373	$4,410

The company’s annual goodwill impairment test completed in the fourth quarter of 2018 indicated the fair value of the metal beverage packaging, Asia Pacific (beverage Asia Pacific), and beverage packaging, AMEA (beverage AMEA), reporting units exceeded their carrying amounts by approximately 11 percent and 15 percent, respectively. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our beverage Asia Pacific reporting unit. The worsening business climate in Saudi Arabia has resulted in negative impacts to the profitability of our beverage AMEA reporting unit. If it becomes an expectation that these situations will continue for an extended period of time, the company may be required to record noncash impairment charges for some or all of the goodwill associated with the beverage Asia Pacific and beverage AMEA reporting units, the total balances of which were $78 million and $101 million, respectively, at March 31, 2019. Of the goodwill associated with the beverage Asia Pacific reporting unit, $51 million relates to the China beverage packaging business and is reported in assets held for sale at March 31, 2019. The goodwill balance of $27 million within the beverage Asia Pacific reporting unit not reported in assets held for sale relates to the remaining business of beverage Asia Pacific. See Note 4 for further details regarding Ball’s planned sale of its metal beverage packaging business in China.

12.    Intangible Assets, Net

	March 31,	December 31,
($ in millions)	2019	2018

Acquired Rexam intangibles (net of accumulated amortization of $439 million at March 31, 2019, and $399 million at December 31, 2018)	$2,030	$2,073
Capitalized software (net of accumulated amortization of $154 million at March 31, 2019, and $148 million at December 31, 2018)	78	82
Other intangibles (net of accumulated amortization of $109 million at March 31, 2019, and $112 million at December 31, 2018)	29	33
	$2,137	$2,188

Total amortization expense of intangible assets amounted to $48 million and $55 million for the three months ended March 31, 2019 and 2018, respectively.

13.    Other Assets

	March 31,	December 31,
($ in millions)	2019	2018

Long-term deferred tax assets	$198	$237
Long-term pension assets	579	559
Investments in affiliates	285	302
Right-of-use operating lease assets	236	—
Company and trust-owned life insurance	167	152
Other	152	159
	$1,617	$1,409

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.    Leases

Under the new lease standard, a contract is a lease or contains one when (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. We assess whether an arrangement is a lease, or contains a lease, upon inception of the contract.

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. Otherwise, the company uses its incremental borrowing rate based on the information available at lease commencement. The company’s finance and short-term leases are immaterial.

Many of the company’s leases include one or more renewal and/or termination options at the company’s discretion, which are included in the determination of the lease term if the company is reasonably certain to exercise the option. The company also enters into lease agreements that have variable payments, such as those related to usage or adjustments to certain indexes. Variable lease payments are recognized in the period in which those payments are incurred. Certain leases also include residual value guarantees; however, these amounts are not probable to be owed and are not included in the calculation of the lease liability.

The company subleases all or portions of certain building and warehouse leases to third parties, all of which are classified as operating leases. Some of these arrangements offer the lessee renewal options.

The components of lease expense were as follows:

Three Months Ended
($ in millions)	March 31, 2019

Operating lease expense	$(17)
Variable lease expense	(2)
Sublease income	1
Net lease expense	$(18)

Supplemental cash flow information related to leases was as follows:

Three Months Ended
($ in millions)	March 31, 2019

Cash paid for amounts included in the measurements of lease liabilities - Operating cash flows from operating leases	$(16)
ROU assets obtained in exchange for operating lease obligations	10

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental balance sheet information related to operating leases was as follows:

($ in millions)	Balance Sheet Location	March 31, 2019

Operating lease ROU asset	Other assets	$236
Current operating lease liabilities	Other current liabilities	54
Noncurrent operating lease liabilities	Other liabilities	181

Weighted average remaining lease term and weighted average discount rate for the company’s operating leases were as follows:

March 31, 2019

Weighted average remaining lease term in years	9.7
Weighted average discount rate	4.4%

Maturities of lease liabilities are as follows:

($ in millions)	Operating Leases

2019 (excluding the three months ended March 31, 2019)	$47
2020	51
2021	42
2022	36
2023	27
Thereafter	89
Future value of lease liabilities	292
Less: Imputed interest	(57)
Present value of lease liabilities	$235

Total noncancellable operating leases in effect at December 31, 2018, as reported under previous lease accounting guidance, require rental payments of the following amounts in each of the following periods:

($ in millions)

2019	$66
2020	52
2021	41
2022	34
2023	25
Thereafter	87
Total future lease payments	$305

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.    Debt

Long-term debt consisted of the following:

	March 31,	December 31,
($ in millions)	2019	2018

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	785	803
5.00% due March 2022	750	750
4.875% due March 2026	750	750
3.50%, euro denominated, due December 2020	449	459
Senior Credit Facility (at variable rates)
Term A loan, due March 2024	797	797
U.S. dollar revolver due March 2024 at variable rate	260	—
Other (including debt issuance costs)	(44)	(41)
	6,747	6,518
Less: Current portion of long-term debt	(28)	(8)
	$6,719	$6,510

On March 25, 2019, the company refinanced its existing credit facilities with a U.S. dollar revolving facility, a multicurrency revolving facility and a U.S. dollar term loan facility that mature in March 2024 and provide the company with up to the U.S. dollar equivalent of $2.55 billion. At March 31, 2019, taking into account outstanding letters of credit, approximately $1.45 billion was available under the company’s existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1.1 billion of short-term uncommitted credit facilities available at March 31, 2019, of which $371 million was outstanding and due on demand. At December 31, 2018, the company had $211 million outstanding under short-term uncommitted credit facilities.

The fair value of long-term debt was estimated to be $7.0 billion at March 31, 2019, and $6.6 billion at December 31, 2018. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding were $39 million at March 31, 2019, and $28 million at December 31, 2018.

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of its material subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of these notes and credit facilities, are coterminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. See Note 22 for further details about the company’s debt guarantees and Note 23 for the company’s required unaudited condensed consolidating financial information, which segregate guarantor subsidiaries and non-guarantor subsidiaries as defined in our debt agreements.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a net leverage ratio (as defined) of no greater than 4.5 times at March 31, 2019. The company was in compliance with all loan agreements and debt covenants at March 31, 2019, and December 31, 2018, and has met all debt payment obligations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16. Taxes on Income

As compared to the statutory tax rate, the effective tax rate for the three months ended March 31, 2019, was reduced by 11.3 percentage points for the discrete impact of share-based compensation, increased by 1.1 percentage points for the impact of global intangible low-taxed income (GILTI) net of foreign derived intangible income (FDII), reduced by 2.7 percentage points for the equity in results of affiliates loss and reduced by 1.0 percentage points for federal tax credits.

17.    Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2019	2018

Underfunded defined benefit pension liabilities	$973	$954
Less: Current portion	(24)	(25)
Long-term defined benefit pension liabilities	949	929
Long-term retiree medical liabilities	163	157
Deferred compensation plans	329	291
Other	38	78
	$1,479	$1,455

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended March 31,
	2019			2018
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$12	$3	$15	$13	$4	$17
Interest cost	25	18	43	24	18	42
Expected return on plan assets	(28)	(28)	(56)	(27)	(27)	(54)
Amortization of prior service cost	—	1	1	—	—	—
Recognized net actuarial loss	6	1	7	10	1	11
Total net periodic benefit cost	$15	$(5)	$10	$20	$(4)	$16

Non-service pension income totaling $6 million and $1 million for the three months ended March 31, 2019 and 2018, respectively, is included in selling, general, and administrative (SG&A) expenses.

Contributions to the company’s defined benefit pension plans were $6 million in the first three months of 2019 compared to $8 million in the first three months of 2018, and such contributions are expected to be in the range of $92 million for the full year of 2019. This estimate may change based on changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.    Equity and Accumulated Other Comprehensive Earnings

The following tables provide additional details of the company’s equity activity:

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2018	673,237	$1,157	(337,979)	$(2,205)	$5,341	$(835)	$104	$3,562
Net earnings	—	—	—	—	117	—	—	117
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	125	—	125
Reclassification of stranded tax effects	—	—	—	—	79	(79)	—	—
Common dividends, net of tax benefits	—	—	—	—	(34)	—	—	(34)
Treasury stock purchases	—	—	(2,634)	(129)	—	—	—	(129)
Treasury shares reissued	—	—	390	5	—	—	—	5
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,455	(3)	—	—	—	—	—	(3)
Other activity	—	—	—	6	1	—	(1)	6
Balance at March 31, 2019	674,692	$1,154	(340,223)	$(2,323)	$5,504	$(789)	$103	$3,649

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2017, as adjusted	670,576	1,084	(320,695)	(1,474)	5,024	(655)	105	4,084
Net earnings	—	—	—	—	125	—	—	125
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(17)	—	(17)
Common dividends, net of tax benefits	—	—	—	—	(35)	—	—	(35)
Treasury stock purchases	—	—	(1,040)	(41)	—	—	—	(41)
Treasury shares reissued	—	—	300	5	—	—	—	5
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,035	16	—	—	—	—	—	16
Other activity	—	—	—	2	—	(1)	—	1
Balance at March 31, 2018	671,611	1,100	(321,435)	(1,508)	5,114	(673)	105	4,138

On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2018	$(504)	$(277)	$(54)	$(835)
Other comprehensive earnings (loss) before reclassifications	78	21	40	139
Amounts reclassified from accumulated other comprehensive earnings (loss) into earnings	—	4	(18)	(14)
Stranded tax effects reclassified into retained earnings	—	(76)	(3)	(79)
Balance at March 31, 2019	$(426)	$(328)	$(35)	$(789)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2019	2018

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$2	$(3)
Commodity contracts recorded in cost of sales	(5)	10
Currency exchange contracts recorded in selling, general and administrative	23	(29)
Cross-currency swaps recorded in interest expense	4	3
Total before tax effect	24	(19)
Tax benefit (expense) on amounts reclassified into earnings	(6)	5
Recognized gain (loss), net of tax	$18	$(14)

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	(5)	(9)
Total before tax effect	(5)	(9)
Tax benefit (expense) on amounts reclassified into earnings	1	2
Recognized gain (loss), net of tax	$(4)	$(7)

(a)	The pension components are included in the computation of net periodic benefit cost disclosed in Note 17.

19.    Earnings and Dividends Per Share

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2019	2018

Net earnings attributable to Ball Corporation	$117	$125

Basic weighted average common shares	334,239	350,215
Effect of dilutive securities	8,437	7,337
Weighted average shares applicable to diluted earnings per share	342,676	357,552

Per basic share	$0.35	$0.36
Per diluted share	$0.34	$0.35

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 1 million and 5 million for the three months ended March 31, 2019 and 2018, respectively.

The company declared and paid dividends of $0.10 per share in the first quarters of 2019 and 2018. On April 24, 2019, Ball’s board of directors increased the company’s quarterly common share dividend by 50 percent to 15 cents per share, which will be effective for the next quarterly dividend to be paid to on June 17, 2019, to shareholders of record as of June 3, 2019.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

At March 31, 2019, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.3 billion, of which $1.1 billion received hedge accounting treatment. Cash flow hedges relate to forecasted transactions that will occur within the next three years. Included in shareholders’ equity at March 31, 2019, within accumulated other comprehensive earnings (loss), is a net after-tax loss of $17 million associated with these contracts. A net after-tax loss of $17 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. At March 31, 2019, the company had outstanding interest rate swap and option contracts with notional amounts of approximately $921 million paying fixed rates expiring within the next two years.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. At March 31, 2019, the company had outstanding exchange rate forward and option contracts with notional amounts totaling approximately $1.6 billion. Approximately $2 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at March 31, 2019, substantially all of which is expected to be recognized in the unaudited condensed consolidated statement of earnings during the next 12 months. The contracts outstanding at March 31, 2019, expire within the next year.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk associated with foreign currency denominated intercompany debt incurred in 2016. Approximately $16 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at March 31, 2019, of which the amount expected to be recognized during the next 12 months is dependent upon changes in currency exchange rates. The contract expires within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through March 2020 and have a combined notional value of 2.6 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price has an insignificant impact on pretax earnings, net of the impact of related derivatives.

Collateral Calls

The company’s agreements with its financial counterparties require the posting of collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s consolidated statements of cash flows. As of March 31, 2019, and December 31, 2018, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $20 million and $46 million, respectively, and no collateral was required to be posted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of March 31, 2019, and December 31, 2018, and those values are presented in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		March 31, 2019
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$7	$—	$7
Foreign currency contracts		1	21	22
Cross-currency and other contracts		—	3	3
Total current derivative contracts	Other current assets	$8	$24	$32

Commodity contracts		$2	$—	$2
Total noncurrent derivative contracts	Other noncurrent assets	$2	$—	$2

Liabilities:
Commodity contracts		$29	$4	$33
Foreign currency contracts		—	1	1
Total current derivative contracts	Other current liabilities	$29	$5	$34

Cross-currency and other contracts		$27	—	$27
Total noncurrent derivative contracts	Other noncurrent liabilities	$27	$—	$27

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2018
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$9	$1	$10
Foreign currency contracts		—	21	21
Cross-currency and other contracts		—	5	5
Total current derivative contracts	Other current assets	$9	$27	$36

Liabilities:
Commodity contracts		$42	$11	$53
Foreign currency contracts		2	4	6
Cross-currency and other contracts		1	2	3
Total current derivative contracts	Other current liabilities	$45	$17	$62

Commodity contracts		$2	$—	$2
Cross-currency and other contracts		62	—	62
Total noncurrent derivative contracts	Other noncurrent liabilities	$64	$—	$64

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using a12-month LIBOR rate. Ball performs validations of its internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. Additionally, the company evaluates counterparty creditworthiness and, as of March 31, 2019, has not identified any circumstances requiring the reported values of its financial instruments to be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended March 31,
		2019		2018
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$2	$—	$(3)	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(5)	1	10	—
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	—	58	—	(11)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	23	—	(29)	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	4	—	3	—
Equity contracts	Selling, general and administrative	—	30	—	4
Total		$24	$89	$(19)	$(6)

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended March 31,
($ in millions)	2019	2018

Amounts reclassified into earnings:
Commodity contracts	$3	$(7)
Cross-currency swap contracts	(27)	26
Change in fair value of cash flow hedges:
Commodity contracts	14	(30)
Cross-currency swap contracts	43	(39)
Currency exchange contracts	(2)	(1)
Foreign currency and tax impacts	(9)	8
Stranded tax effects reclassified into retained earnings:
Commodity contracts	2	—
Cross-currency swap contracts	(5)	—
	$19	$(43)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, we have received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $29 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at March 31, 2019.

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

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December, 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. Oral argument on the motion filed by BMBCC and RBCC was completed in January 2019. A trial date has been re-set for July 2019, although this setting may be removed and the trial delayed based on the summary judgment filing, so as to allow the Court to give full consideration to the motion. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

Our Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 in order to challenge the legality of tax on tax amounts. Pursuant to these lawsuits, we have requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During the third quarter of 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, that timely filed equivalent lawsuits, have recorded income based on the applicable ICMS amounts retained. Accordingly, we now consider the portions of the ICMS-related cash collected but not yet remitted by our subsidiaries to be realizable. The company is in the process of seeking reimbursement for ICMS-related amounts previously paid to the Brazilian government, which may result in material reimbursements in respect of prior periods; however, such amounts cannot be estimated at this time. The company will record income for these reimbursements once the amounts are realized or become realizable.

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

Other than the indemnifications provided in connection with the Rexam acquisition, the company has not recorded any material liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably estimable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third-party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

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

The company’s senior notes are guaranteed on a full and unconditional guarantee joint and several basis by certain domestic subsidiaries of the company. Each of the guarantor subsidiaries is 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2019, and December 31, 2018, and for the three months ended March 31, 2019 and 2018. The unaudited condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended March 31, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,549	$1,435	$(199)	$2,785

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,324)	(1,128)	199	(2,253)
Depreciation and amortization	(1)	(48)	(121)	—	(170)
Selling, general and administrative	(24)	(54)	(49)	—	(127)
Business consolidation and other activities	(6)	2	(10)	—	(14)
Equity in results of subsidiaries	136	20	—	(156)	—
Intercompany	61	(33)	(28)	—	—
	166	(1,437)	(1,336)	43	(2,564)

Earnings (loss) before interest and taxes	166	112	99	(156)	221
Interest expense	(78)	2	(1)	—	(77)
Debt refinancing and other costs	(4)	—	—	—	(4)
Total interest expense	(82)	2	(1)	—	(81)
Earnings (loss) before taxes	84	114	98	(156)	140
Tax (provision) benefit	33	(21)	(22)	—	(10)
Equity in results of affiliates, net of tax	—	(16)	3	—	(13)
Net earnings (loss)	117	77	79	(156)	117
Less net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to Ball Corporation	$117	$77	$79	$(156)	$117

Comprehensive earnings (loss) attributable to Ball Corporation	$242	$242	$185	$(427)	$242

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended March 31, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,535	$1,432	$(182)	$2,785

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,306)	(1,113)	182	(2,237)
Depreciation and amortization	(1)	(52)	(127)	—	(180)
Selling, general and administrative	(34)	(41)	(37)	—	(112)
Business consolidation and other activities	(13)	(6)	(11)	—	(30)
Equity in results of subsidiaries	162	34	5	(201)	—
Intercompany	82	(42)	(40)	—	—
	196	(1,413)	(1,323)	(19)	(2,559)

Earnings (loss) before interest and taxes	196	122	109	(201)	226
Interest expense	(76)	3	—	—	(73)
Debt refinancing and other costs	(1)	—	—	—	(1)
Total interest expense	(77)	3	—	—	(74)
Earnings (loss) before taxes	119	125	109	(201)	152
Tax (provision) benefit	6	(17)	(23)	—	(34)
Equity in results of affiliates, net of tax	—	3	4	—	7
Net earnings (loss)	125	111	90	(201)	125
Less net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to Ball Corporation	$125	$111	$90	$(201)	$125

Comprehensive earnings (loss) attributable to Ball Corporation	$108	$108	$89	$(197)	$108

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	March 31, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$14	$—	$589	$—	$603
Receivables, net	4	658	1,223	—	1,885
Intercompany receivables	90	490	1,674	(2,254)	—
Inventories, net	—	559	716	—	1,275
Other current assets	59	31	94	—	184
Assets held for sale	—	4	448	—	452
Total current assets	167	1,742	4,744	(2,254)	4,399
Noncurrent assets
Property, plant and equipment, net	28	1,390	2,942	—	4,360
Investment in subsidiaries	11,392	3,913	(99)	(15,206)	—
Goodwill	—	1,191	3,219	—	4,410
Intangible assets, net	18	401	1,718	—	2,137
Other assets	262	293	1,062	—	1,617
Total assets	$11,867	$8,930	$13,586	$(17,460)	$16,923

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$336	$—	$63	$—	$399
Accounts payable	18	1,022	1,699	—	2,739
Intercompany payables	2,307	65	488	(2,860)	—
Accrued employee costs	40	94	90	—	224
Other current liabilities	125	139	236	—	500
Liabilities held for sale	—	—	173	—	173
Total current liabilities	2,826	1,320	2,749	(2,860)	4,035
Noncurrent liabilities
Long-term debt	6,713	—	6	—	6,719
Employee benefit obligations	897	295	287	—	1,479
Intercompany long-term notes	(1,977)	113	1,258	606	—
Deferred taxes	(247)	244	628	—	625
Long-term deferred tax and other liabilities	109	119	188	—	416
Total liabilities	8,321	2,091	5,116	(2,254)	13,274

Common stock	1,154	2,523	5,319	(7,842)	1,154
Preferred stock	—	—	5	(5)	—
Retained earnings	5,504	4,815	3,398	(8,213)	5,504
Accumulated other comprehensive earnings (loss)	(789)	(499)	(355)	854	(789)
Treasury stock, at cost	(2,323)	—	—	—	(2,323)
Total Ball Corporation equity	3,546	6,839	8,367	(15,206)	3,546
Noncontrolling interests	—	—	103	—	103
Total equity	3,546	6,839	8,470	(15,206)	3,649
Total liabilities and equity	$11,867	$8,930	$13,586	$(17,460)	$16,923

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	December 31, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$4	$—	$717	$—	$721
Receivables, net	21	613	1,168	—	1,802
Intercompany receivables	66	495	1,657	(2,218)	—
Inventories, net	—	527	744	—	1,271
Other current assets	32	31	77	—	140
Assets held for sale	—	4	2	—	6
Total current assets	123	1,670	4,365	(2,218)	3,940
Noncurrent assets
Property, plant and equipment, net	24	1,378	3,140	—	4,542
Investment in subsidiaries	11,145	3,779	(99)	(14,825)	—
Goodwill	—	1,191	3,284	—	4,475
Intangible assets, net	18	409	1,761	—	2,188
Other assets	213	215	981	—	1,409
Total assets	$11,523	$8,642	$13,432	$(17,043)	$16,554

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$173	$—	$46	$—	$219
Accounts payable	50	1,178	1,867	—	3,095
Intercompany payables	2,310	49	466	(2,825)	—
Accrued employee costs	39	144	106	—	289
Other current liabilities	153	119	220	—	492
Total current liabilities	2,725	1,490	2,705	(2,825)	4,095
Noncurrent liabilities
Long-term debt	6,504	—	6	—	6,510
Employee benefit obligations	871	286	298	—	1,455
Intercompany long-term notes	(1,977)	3	1,368	606	—
Deferred taxes	(172)	169	648	—	645
Other liabilities	114	45	128	—	287
Total liabilities	8,065	1,993	5,153	(2,219)	12,992

Common stock	1,157	2,523	5,314	(7,837)	1,157
Preferred stock	—	—	5	(5)	—
Retained earnings	5,341	4,712	3,316	(8,028)	5,341
Accumulated other comprehensive earnings (loss)	(835)	(586)	(460)	1,046	(835)
Treasury stock, at cost	(2,205)	—	—	—	(2,205)
Total Ball Corporation equity	3,458	6,649	8,175	(14,824)	3,458
Noncontrolling interests	—	—	104	—	104
Total equity	3,458	6,649	8,279	(14,824)	3,562
Total liabilities and equity	$11,523	$8,642	$13,432	$(17,043)	$16,554

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(171)	$(53)	$95	$(129)

Cash flows from investing activities
Capital expenditures	(4)	(72)	(78)	(154)
Business acquisition, net of cash acquired	—	—	—	—
Other, net	1	—	(10)	(9)
Cash provided by (used in) investing activities	(3)	(72)	(88)	(163)

Cash flows from financing activities
Long-term borrowings	670	—	1	671
Repayments of long-term borrowings	(410)	—	(2)	(412)
Net change in short-term borrowings	143	—	17	160
Proceeds from issuances of common stock, net of shares used for taxes	(4)	—	—	(4)
Acquisitions of treasury stock	(146)	—	—	(146)
Common stock dividends	(34)	—	—	(34)
Intercompany	(25)	125	(100)	—
Other, net	(10)	—	—	(10)
Cash provided by (used in) financing activities	184	125	(84)	225

Effect of exchange rate changes on cash	—	—	11	11

Change in cash, cash equivalents and restricted cash	10	—	(66)	(56)
Cash, cash equivalents and restricted cash – beginning of period	4	—	724	728
Cash, cash equivalents and restricted cash – end of period	$14	$—	$658	$672

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$21	$(226)	$131	$(74)

Cash flows from investing activities
Capital expenditures	(3)	(155)	(84)	(242)
Proceeds from dispositions, net of cash sold	(45)	—	—	(45)
Other, net	(2)	2	3	3
Cash provided by (used in) investing activities	(50)	(153)	(81)	(284)

Cash flows from financing activities
Long-term borrowings	1,160	1	1	1,162
Repayments of long-term borrowings	(680)	(1)	(2)	(683)
Net change in short-term borrowings	(89)	—	75	(14)
Proceeds from issuances of common stock, net of shares used for taxes	—	—	—	—
Acquisitions of treasury stock	(35)	—	—	(35)
Common stock dividends	(35)	—	—	(35)
Intercompany	(287)	379	(92)	—
Other, net	(10)	—	(1)	(11)
Cash provided by (used in) financing activities	24	379	(19)	384

Effect of exchange rate changes on cash	—	—	1	1

Change in cash, cash equivalents and restricted cash	(5)	—	32	27
Cash, cash equivalents and restricted cash – beginning of period	5	—	454	459
Cash, cash equivalents and restricted cash – end of period	$—	$—	$486	$486

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

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2019	2018

Net sales	$2,785	$2,785
Net earnings attributable to Ball Corporation	117	125
Net earnings attributable to Ball Corporation as a % of consolidated net sales	4%	4%

Sales in the three months ended March 31, 2019, were flat compared to the same period in 2018.  Changes in sales for the three months ended 2019 compared to the same period in 2018 included increases related to higher volumes, increased metal input prices and higher pricing for our Europe and North and Central America segments and increased sales in the aerospace segment, offset by decreases related to the conclusion of the South America segment’s end sales agreement as part of the Rexam acquisition, unfavorable exchange rates for our Europe segment and the loss of sales from our former U.S. steel food and steel aerosol business, which was divested in the third quarter of 2018. Net earnings for the three months ended March 31, 2019, decreased compared to the same period in 2018 primarily due to the conclusion of our South America segment’s end sales agreement associated with the Rexam acquisition and increased start-up costs in our North and Central America segment, partially offset by lower business consolidation costs and income tax expense.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,253 million for the three months ended March 31, 2019, compared to $2,237 million for the same period in 2018. These amounts represented 81 percent and 80 percent of consolidated net sales for the three months ended March 31, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $170 million for the three months ended March 31, 2019 compared to $180 million for the same period in 2018.  These amounts represented 6 percent of consolidated net sales for the three months ended March 31, 2018 and 2019.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $127 million for the three months ended March 31, 2019, compared to $112 million for the same period in 2018. These amounts represented 5 percent of consolidated net sales for the three months ended March 31, 2019, and 4 percent for the same period in 2018.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $14 million for the three months ended March 31, 2019, compared to $30 million for the same period in 2018. These amounts represented 1 percent of consolidated net sales for the three months ended March 31, 2019, and 2018. The decrease for the three months ended March 31, 2019, was primarily due to lower facility shut down costs and reduced costs for consolidation activities related to the Rexam acquisition.

Interest Expense

Total interest expense was $81 million for the three months ended March 31, 2019, compared to $74 million for the same period in 2018. Interest expense as a percentage of average monthly borrowings was 4 percent for the three months ended March 31, 2019, and 2018. Debt refinance and other costs were $4 million for the three months ended March 31, 2019, compared to $1 million for the same period in 2018.

Income Taxes

The company’s effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year. The effective income tax rate for the three months ended March 31, 2019, was 7.1 percent compared to 22.4 percent for the same period in 2018. The decrease of 15.3 percentage points for the three months ended March 31, 2019, was primarily due to the discrete tax impact of excess tax benefits for share-based compensation in 2019, the discrete tax benefit associated with the equity in results of affiliates loss in 2019, as well as a reduced impact for GILTI net of FDII.

As compared to the statutory tax rate, the effective tax rate for the three months ended March 31, 2019, was reduced by 11.3 percentage points for the discrete impact of share-based compensation, increased by 1.1 percentage points for the impact of GILTI net of FDII, reduced by 2.7 percentage points for the equity in results of affiliates loss and reduced by 1.0 percentage points for federal tax credits.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended March 31,
($ in millions)	2019	2018

Net sales	$1,131	$1,035

Comparable operating earnings	$118	$113
Business consolidation and other activities (a)	(1)	(3)
Amortization of acquired Rexam intangibles	(8)	(10)
Total segment earnings	$109	$100
Comparable operating earnings as a % of segment net sales	10%	11%

(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The beverage packaging, North and Central America, segment consists of operations located in the U.S., Canada and Mexico that manufacture aluminum containers used in beverage packaging in those countries. Our beverage can manufacturing facility in Birmingham, Alabama, ceased production during the second quarter of 2018 and the Chatsworth, California, and Longview, Texas, facilities ceased production during the third quarter of 2018. In order to serve growing customer demand for specialty cans in the southwestern U.S., the company constructed a four-line beverage packaging facility in Goodyear, Arizona, which began production in the second quarter of 2018.

Segment sales for the three months ended March 31, 2019, were $96 million higher compared to the same period in 2018.  The increase for the three months ended March 31, 2019, was primarily due to higher volumes of $64 million, higher pricing and favorable sales mix.

Comparable operating earnings for the three months ended March 31, 2019, were $5 million higher compared to the same period in 2018. The increase for the three months ended March 31, 2019, was primarily due to higher sales volumes, higher pricing and favorable sales mix, partially offset by increased ramp-up costs for two of four lines at our new Goodyear, Arizona, facility and unfavorable U.S. aluminum scrap rates.

Beverage Packaging, South America

	Three Months Ended March 31,
($ in millions)	2019	2018

Net sales	$441	$459

Comparable operating earnings	$68	$98
Business consolidation and other activities (a)	(1)	—
Amortization of acquired Rexam intangibles	(14)	(14)
Total segment earnings	$53	$84
Comparable operating earnings as a % of segment net sales	15%	21%

(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Segment sales for the three months ended March 31, 2019, were $18 million lower compared to the same period in 2018. The decrease for the three months ended March 31, 2019, was primarily due to the conclusion of the end sales agreement associated with the Rexam acquisition and regional pricing pressures, partially offset by higher volumes.

Comparable operating earnings for the three months ended March 31, 2019, were $30 million lower compared to the same period in 2018.  The decrease for the three months ended March 31, 2019, was primarily due to the conclusion of the end sales agreement associated with the Rexam acquisition and regional pricing pressures, partially offset by higher can and end volumes.

Beverage Packaging, Europe

	Three Months Ended March 31,
($ in millions)	2019	2018

Net sales	$638	$609

Comparable operating earnings	$64	$60
Business consolidation and other activities (a)	1	(10)
Amortization of acquired Rexam intangibles	(17)	(18)
Total segment earnings	$48	$32
Comparable operating earnings as a % of segment net sales	10%	10%

(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe, including Russia. To support growth for beverage cans in the Iberian Peninsula, the company constructed a two-line, aluminum beverage can manufacturing facility near Madrid, Spain, with a majority of the facility’s capacity secured under a long-term customer contract. The facility became fully operational in the fourth quarter of 2018 and produces multiple can sizes utilizing both lines. In December 2018, we closed our beverage packaging facility located in San Martino, Italy.

Segment sales for the three months ended March 31, 2019, were $29 million higher compared to the same period in 2018. The increase in sales for the three months ended March 31, 2019, was primarily related to higher sales volumes of $91 million, partially offset by unfavorable currency exchange rates of $56 million and lower metal pricing.

Comparable operating earnings for the three months ended March 31, 2019, were $4 million higher compared to the same period in 2018. The increase for the three months ended March 31, 2019, was primarily due to increased sales volumes and operational efficiencies from plant network optimization, partially offset by unfavorable currency exchange rates.

Aerospace

	Three Months Ended March 31,
($ in millions)	2019	2018

Net sales	$328	$264
Comparable operating earnings	30	25
Comparable operating earnings as a % of segment net sales	9%	9%

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales and comparable operating earnings for the three months ended March 31, 2019, were $64 million higher and $5 million higher compared to the same period in 2018. The higher sales and comparable earnings for the three months ended March 31, 2019, were primarily the result of an increase in sales from significant U.S. national defense contracts.

The aerospace sales contract mix for the three months ended March 31, 2019, consisted of 68 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 30 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $2.1 billion at March 31, 2019, compared to $2.2 billion at December 31, 2018. The backlog at March 31, 2019, consisted of 69 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

The following financial measurements are presented on a non-U.S. GAAP basis and should be considered in connection with the unaudited condensed consolidated financial statements within Item 1 of this report. Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. A presentation of earnings in accordance with U.S. GAAP is available in Item 1 of this report.

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended March 31,
($ in millions)	2019	2018

Net earnings attributable to Ball Corporation	$117	$125
Add: Net earnings attributable to noncontrolling interests	—	—
Net earnings	117	125
Less: Equity in results of affiliates, net of tax	13	(7)
Add: Tax provision (benefit)	10	34
Earnings before taxes, as reported	140	152
Add: Total interest expense	81	74
Earnings before interest and taxes	221	226
Add: Business consolidation and other activities	14	30
Add: Amortization of acquired Rexam intangibles	40	44
Comparable operating earnings	$275	$300

Our calculation of comparable net earnings is summarized below:

	Three Months Ended March 31,
($ in millions, except per share amounts)	2019	2018

Net earnings attributable to Ball Corporation	$117	$125
Add: Business consolidation and other activities	14	30
Add: Amortization of acquired Rexam intangibles	40	44
Add: Share of equity method affiliate non-comparable costs	12	—
Add: Debt refinancing and other costs	4	1
Less: Noncomparable taxes	(20)	(20)
Comparable net earnings	$167	$180

Per diluted share, as reported	$0.34	$0.35
Per diluted share, comparable basis	$0.49	$0.50

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

	Three Months Ended March 31,
($ in millions)	2019	2018

Cash flows provided by (used in) operating activities	$(129)	$(74)
Cash flows provided by (used in) investing activities	(163)	(284)
Cash flows provided by (used in) financing activities	225	384

Cash flows used in operations were higher in 2019 compared to 2018, primarily due to higher working capital outflows. The impact of changes in working capital on operating cash flows for the three months ended March 31, 2019, was a $487 million outflow. Excluding the impact of the sale of the U.S. steel food and steel aerosol packaging business in 2018 and the transfer of the China beverage packaging business assets and liabilities to held for sale in 2019, our working capital movements reflect an increase of days sales outstanding from 42 days in 2018 to 50 days in 2019,  a decrease in days payable outstanding from 112 days in 2018 to 108 days in 2019 and decreases in accrued employee costs which were partially offset by decreases in other amounts receivable which are not included in the calculation of days sales outstanding.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.2 billion at March 31, 2019, and December 31, 2018. A total of $192 million and $178 million were available for sale under such programs as of March 31, 2019, and December 31, 2018, respectively.

Contributions to the company’s defined benefit pension plans were $6 million in the first three months of 2019 compared to $8 million in the first three months of 2018 and such contributions are expected to be in the range of $92 million for the full year of 2019. This estimate may change based on changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors.

We expect 2019 capital expenditures for property, plant and equipment to be approximately $600 million, and approximately $362 million was contractually committed as of March 31, 2019. Capital expenditures are expected to be funded by cash flows from operations.

As of March 31, 2019, approximately $652 million of our cash was held outside of the U.S., which includes $63 million of cash reported in assets held for sale in the unaudited condensed consolidated financial statements included within Item 1 of this report. In the event we need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that may limit the ability to convert Egyptian pounds held by the company in Egypt with a U.S. dollar equivalent value of $42 million into other curencies. The company believes its U.S. operating cash flows, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $150 million during the three months ended March 31, 2019, compared to $35 million of repurchases, net of issuances, during the same period of 2018. Share repurchases are completed using cash on hand and available borrowings. Additional details about our share repurchase activities are provided in Note 18 to the consolidated financial statements within Item 8 of this annual report.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $7.1 billion and $6.7 billion was outstanding at March 31, 2019, and December 31, 2018, respectively.

On March 25, 2019, the company refinanced its existing credit facilities with a U.S. dollar revolving facility, a multicurrency revolving facility and a U.S. dollar term loan facility that mature in March 2024 and provide the company with up to the U.S. dollar equivalent of $2.55 billion. At March 31, 2019, taking into account our outstanding letters of credit, approximately $1.45 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1.1 billion of short-term uncommitted credit facilities available as of March 31, 2019, of which $371 million was outstanding and due on demand. At December 31, 2018, the company had $211 million outstanding under short-term uncommitted credit facilities.

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

We were in compliance with all loan agreements at March 31, 2019, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a leverage ratio (as defined) of no greater than 4.5 times at March 31, 2019. As of March 31, 2019, approximately $1.6 billion of the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities are available without violating our existing debt covenants. Additional details regarding our debt are available in Note 15 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases and the company’s deferred compensation stock plan, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2018 Annual Report on Form 10-K filed on February 22, 2019, and in Note 20 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. Other than the item described below, there were no material changes to internal controls during the company’s first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting (ICFR)

On January 1, 2019, Ball adopted the new lease standard, as discussed in Notes 2 and 14 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. As a result, we made additions and/or modifications to policies, procedures, systems and controls that have materially affected our internal control over financial reporting, including changes to accounting policies and procedures, operational processes and documentation practices.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “believes,” “targets,” “likely,” “positions” and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. Readers of this report should therefore not place undue reliance upon any forward-looking statements and any of such statements should be read in conjunction with, and, qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed include, but are not limited to the following: a) in our packaging segments: product demand fluctuations; availability/cost of raw materials and logistics; competitive packaging, pricing and substitution; changes in climate and weather; competitive activity; footprint adjustments and other manufacturing changes; failure to achieve synergies, productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation, power and supply chain influence; changes in major customer or supplier contracts or a loss of a major customer or supplier; political instability and sanctions; currency controls; and changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions in any country affecting goods produced by us or in our supply chain, including imported raw materials, such as pursuant to section 232 of the U.S. Trade Expansion Act of 1962; b) in our aerospace segment: funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) in the company as a whole, those listed plus: changes in senior management; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; litigation; strikes; labor cost changes; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including the U.S. government elections, budget, sequestration and debt limit; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, including with respect to the Rexam PLC acquisition and its integration, or the associated divestiture; the effect of the acquisition or the divestiture on our business relationships, operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the first quarter of 2019, except as discussed in Note 21 to the unaudited condensed consolidated financial statements within Part I, Item 1 of this report.

Item 1A.  Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s 2018 Annual Report on Form 10-K filed on February 22, 2019, for the year ended December 31, 2018.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the first quarter of 2019.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2019	1,910,901	$47.38	1,910,901	49,795,076
February 1 to February 28, 2019	565,880	54.13	565,880	49,229,196
March 1 to March 31, 2019	156,928	55.26	156,928	49,072,268
Total	2,633,709	49.30	2,633,709

(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)

The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2019.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended March 31, 2019.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	May 3, 2019