Form 10-Q
period 2019-06-30
BALL Corp
filed 2019-08-02
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30,  2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

10 Longs Peak Drive, P.O. Box 5000 Broomfield, CO 80021-2510 (Address of registrant’s principal executive office)	80021-2510 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, and the securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at July 31, 2019
Common Stock, without par value	BLL	NYSE	332,002,911 shares

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

Large accelerated filer ☒	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2019	2018	2019	2018

Net sales	$3,017	$3,101	$5,802	$5,886

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,428)	(2,484)	(4,681)	(4,721)
Depreciation and amortization	(171)	(178)	(341)	(358)
Selling, general and administrative	(111)	(127)	(238)	(239)
Business consolidation and other activities	—	(69)	(14)	(99)
	(2,710)	(2,858)	(5,274)	(5,417)

Earnings before interest and taxes	307	243	528	469

Interest expense	(81)	(77)	(158)	(150)
Debt refinancing and other costs	—	—	(4)	(1)
Total interest expense	(81)	(77)	(162)	(151)

Earnings before taxes	226	166	366	318
Tax (provision) benefit	(31)	(46)	(41)	(80)
Equity in results of affiliates, net of tax	2	—	(11)	7
Net earnings	197	120	314	245
Net (earnings) loss attributable to noncontrolling interests	—	(1)	—	(1)
Net earnings attributable to Ball Corporation	$197	$119	$314	$244

Earnings per share:
Basic	$0.59	$0.34	$0.94	$0.70
Diluted	$0.58	$0.34	$0.92	$0.68

Weighted average shares outstanding: (000s)
Basic	332,825	348,221	333,528	349,212
Diluted	341,637	354,904	342,233	356,276

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018

Net earnings	$197	$120	$314	$245

Other comprehensive earnings (loss):
Foreign currency translation adjustment	7	(121)	86	(110)
Pension and other postretirement benefits	(17)	3	7	19
Derivatives designated as hedges	1	32	31	(20)
Total other comprehensive earnings (loss)	(9)	(86)	124	(111)
Income tax (provision) benefit	1	(8)	(7)	—
Total other comprehensive earnings (loss), net of tax	(8)	(94)	117	(111)

Total comprehensive earnings (loss)	189	26	431	134
Comprehensive (earnings) loss attributable to noncontrolling interests	—	(1)	—	(1)
Comprehensive earnings (loss) attributable to Ball Corporation	$189	$25	$431	$133

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2019	2018

Assets
Current assets
Cash and cash equivalents	$764	$721
Receivables, net	1,956	1,802
Inventories, net	1,183	1,271
Other current assets	160	140
Assets held for sale	470	6
Total current assets	4,533	3,940
Noncurrent assets
Property, plant and equipment, net	4,385	4,542
Goodwill	4,433	4,475
Intangible assets, net	2,104	2,188
Other assets	1,654	1,409
Total assets	$17,109	$16,554

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$392	$219
Accounts payable	2,739	3,095
Accrued employee costs	256	289
Other current liabilities	565	492
Liabilities held for sale	182	—
Total current liabilities	4,134	4,095
Noncurrent liabilities
Long-term debt	6,916	6,510
Employee benefit obligations	1,465	1,455
Deferred taxes	606	645
Other liabilities	424	287
Total liabilities	13,545	12,992

Equity
Common stock (675,463,115 shares issued - 2019; 673,236,720 shares issued - 2018)	1,172	1,157
Retained earnings	5,651	5,341
Accumulated other comprehensive earnings (loss)	(797)	(835)
Treasury stock, at cost (343,622,898 shares - 2019; 337,978,571 shares - 2018)	(2,566)	(2,205)
Total Ball Corporation shareholders' equity	3,460	3,458
Noncontrolling interests	104	104
Total equity	3,564	3,562
Total liabilities and equity	$17,109	$16,554

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in millions)	2019	2018

Cash Flows from Operating Activities
Net earnings	$314	$245
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	341	358
Business consolidation and other activities	14	99
Deferred tax provision (benefit)	(7)	37
Other, net	6	48
Changes in working capital components, net of dispositions	(415)	(353)
Cash provided by (used in) operating activities	253	434
Cash Flows from Investing Activities
Capital expenditures	(275)	(444)
Business dispositions, net of cash sold	—	(45)
Other, net	11	39
Cash provided by (used in) investing activities	(264)	(450)
Cash Flows from Financing Activities
Long-term borrowings	1,046	1,426
Repayments of long-term borrowings	(609)	(840)
Net change in short-term borrowings	153	(165)
Proceeds from issuances of common stock, net of shares used for taxes	8	9
Acquisitions of treasury stock	(396)	(184)
Common stock dividends	(83)	(70)
Other, net	(12)	(12)
Cash provided by (used in) financing activities	107	164

Effect of exchange rate changes on cash	12	(50)

Change in cash, cash equivalents and restricted cash	108	98
Cash, cash equivalents and restricted cash - beginning of period	728	459
Cash, cash equivalents and restricted cash - end of period	$836	$557

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

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

New Lease Accounting Guidance

In February 2016, lease accounting guidance was issued which, for operating leases, requires a lessee to recognize a right-of-use (ROU) asset and a lease liability. The guidance also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight line basis. On January 1, 2019, Ball adopted the new guidance and all related amendments (the new lease standard), applying the modified retrospective method to all contracts that were not completed as of January 1, 2019. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods.

As part of adopting the new lease standard, Ball has made the following elections:

●	To carry forward the historical lease determination and classification conclusions as established under the old standard, and not reassess initial direct costs for existing leases;
●	To carry forward its historical accounting treatment for land easements on existing agreements;
●	Not to apply the balance sheet recognition requirements of the new lease standard to leases with a term of one year or less (short-term leases); and
●	For all classes of underlying assets, to account for non-lease components of a contract as part of the single lease component to which they are related.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The adoption of the new lease standard resulted in the following impacts on our unaudited consolidated balance sheets:

($ in millions)	Balance at December 31, 2018	Adjustments Due to Adoption	Balance at January 1, 2019

Assets:
Other current assets	$140	$(1)	$139
Operating lease right-of-use assets (a)	—	244	244
Other assets	1,409	(25)	1,384

Liabilities:
Other current liabilities	$492	$(3)	$489
Current operating lease liabilities (b)	—	53	53
Other liabilities	287	(14)	273
Noncurrent operating lease liabilities (b)	—	182	182
(a)	Operating lease right-of-use assets are recognized within other assets in Ball’s unaudited condensed consolidated balance sheets.
(b)	Current and noncurrent operating lease liabilities are recognized within other current liabilities and other liabilities, respectively, in Ball’s unaudited condensed consolidated balance sheets.

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

New Accounting Guidance

Cloud Computing Arrangements

In August 2018, amendments to existing accounting guidance were issued to clarify the accounting for implementation costs related to cloud computing arrangements. The amendments specify that existing guidance for capitalizing implementation costs incurred to develop or obtain internal-use software also applies to capitalizing implementation costs incurred in a hosting arrangement that is a service contract. The guidance is effective for Ball on January 1, 2020, and the company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Financial Assets

Amendments to existing guidance were issued in June 2016, followed by improvements and transition relief in 2018 and 2019, requiring financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance is expected to primarily affect Ball’s trade receivables; however, the guidance applies to other financial assets as well. The guidance is effective for Ball on January 1, 2020. The company has established a cross-functional team which is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

The accounting policies of the segments are the same as those in the company’s consolidated financial statements as discussed in Note 1. The company also has investments in operations in Guatemala, Panama, South Korea, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018

Net sales
Beverage packaging, North and Central America	$1,286	$1,241	$2,417	$2,276
Beverage packaging, South America	377	379	818	838
Beverage packaging, Europe	715	703	1,353	1,312
Aerospace	379	290	707	554
Reportable segment sales	2,757	2,613	5,295	4,980
Other	260	488	507	906
Net sales	$3,017	$3,101	$5,802	$5,886

Comparable operating earnings
Beverage packaging, North and Central America	$141	$157	$259	$270
Beverage packaging, South America	65	66	133	164
Beverage packaging, Europe	87	75	151	135
Aerospace	38	24	68	49
Reportable segment comparable operating earnings	331	322	611	618
Reconciling items
Other (a)	16	30	11	34
Business consolidation and other activities	—	(69)	(14)	(99)
Amortization of acquired Rexam intangibles	(40)	(40)	(80)	(84)
Earnings before interest and taxes	307	243	528	469
Interest expense	(81)	(77)	(158)	(150)
Debt refinancing and other costs	—	—	(4)	(1)
Total interest expense	(81)	(77)	(162)	(151)
Earnings before taxes	$226	$166	$366	$318
(a)	Includes undistributed corporate expenses, net, of $16 million and $21 million for the three months ended June 30, 2019 and 2018, respectively, and $39 million and $43 million for the six months ended June 30, 2019 and 2018, respectively.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

Beverage Packaging China

In December 2018, the company announced an agreement to sell its metal beverage packaging business in China for consideration of approximately $225 million, plus potential additional consideration related to the relocation of an existing facility in China in the coming years. The transaction received all necessary antitrust approvals during the first quarter of 2019 and, accordingly, the assets and liabilities of the China beverage packaging business are presented as held for sale as of June 30, 2019. The transaction is expected to close in the second half of 2019.

Prior to the reclassification of the China beverage packaging business assets and liabilities to held for sale, the company assessed the carrying value of certain working capital balances and then conducted an impairment test of the goodwill and other long-lived assets of the China beverage packaging business. Upon reclassification of the assets and liabilities to held for sale, the carrying value of the disposal group as a whole was compared to the fair value of the business less costs to sell. The approach to establish fair value was consistent with that outlined in the critical accounting policy for “Recoverability of Goodwill and Intangible Assets” in Ball’s Form 10-K for the year ended December 31, 2018. No impairment or other adjustments were required as a result of these impairment assessments.

The company has not provided any deferred tax impact in the financial statements for the income tax consequences that may arise when the sale is completed in a future reporting period.

The following table summarizes the assets and liabilities of the China beverage packaging business included within held for sale:

($ in millions)	June 30, 2019

Assets:
Cash	$63
Receivables	107
Inventories	43
Property, plant and equipment	171
Goodwill	51
Other assets	16
Assets held for sale	$451

Liabilities:
Accounts payable	$148
Accrued employee costs	7
Other current liabilities	27
Liabilities held for sale	$182

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

Ball recorded a loss of $41 million in connection with this sale. This loss was recorded in business consolidation and other activities in the unaudited condensed consolidated statement of earnings.

The assets of the sold business included nine plants that manufacture and sell steel food and steel aerosol containers. The manufacturing plants were located in Canton and Columbus, Ohio; Milwaukee and Deforest, Wisconsin; Chestnut Hill, Tennessee; Horsham, Pennsylvania; Springdale, Arkansas; and Oakdale, California.

In connection with the sale of the U.S. steel food and steel aerosol business, the company entered into an agreement to supply metal to Ball Metalpack, which expired on December 31, 2018, and agreements to provide transition and other services to Ball Metalpack. At June 30, 2019, and December 31, 2018, Ball was owed $33 million and $170 million, respectively, and Ball owed $5 million and $34 million, respectively, related to the above agreements, which are reported in receivables, net, and accounts payable, respectively, in Ball’s unaudited condensed consolidated balance sheets.

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

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

Total net sales	$547	$2,470	$3,017	$1,104	$4,698	$5,802

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

Total net sales	$755	$2,346	$3,101	$1,417	$4,469	$5,886

Contract Balances

The company enters into contracts to sell beverage packaging, aerosol packaging, and aerospace products and services. The company did not have any contract assets at either June 30, 2019, or December 31, 2018. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contracts	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2017	$45	$—
Increase	—	8
Balance at December 31, 2018	$45	$8
Increase	7	1
Balance at June 30, 2019	$52	$9

During the six months ended June 30, 2019, contract liabilities increased by $8 million, which is net of cash received of $113 million and amounts recognized as sales of $105 million, all of which related to current contract liabilities. The amount of sales recognized in the six months ended June 30, 2019, which were included in the opening contract liabilities balances, was $45 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized sales of $6 million in the six months ended June 30, 2019, and $1 million and $5 million for the three and six months ended June 30, 2018, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

Transaction Price Allocated to Remaining Performance Obligations

In the context of the revenue recognition standard, enforceable contracts are those that have an enforceable right to payment, which Ball typically has once a binding forecast or purchase order (or similar contract) is in place and Ball produces under the contract. Within Ball’s packaging segments, enforceable contracts as defined all have a duration of less than one year. Contracts that have an original duration of less than one year are excluded from the requirement to disclose remaining performance obligations based on the company’s election to use the practical expedient.

The table below discloses: (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts with an original duration of greater than one year, and (2) when the company expects to record sales on these multi-year contracts.

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of June 30, 2019	$1,105	$881	$1,986

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018

Beverage packaging, North and Central America	$(5)	$1	$(6)	$(2)
Beverage packaging, South America	37	(1)	36	(1)
Beverage packaging, Europe	(16)	(4)	(15)	(14)
Other	(16)	(65)	(29)	(82)
	$—	$(69)	$(14)	$(99)

2019

Beverage Packaging, North and Central America

During the three and six months ended June 30, 2019, the company recorded charges of $5 million and $6 million, respectively, for revised estimates of charges recorded in prior periods in connection with the previously announced closures of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama. The Birmingham facility ceased production during the second quarter of 2018, and the Chatsworth and Longview facilities ceased production during the third quarter of 2018. Ball sold the Chatsworth facility during the fourth quarter of 2018.

Beverage Packaging, South America

During the three and six months ended June 30, 2019, the company recorded a $56 million gain related to indirect tax gain contingencies in Brazil as these amounts are now estimable and realizable. The company’s Brazilian subsidiaries filed lawsuits in 2014 and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities because the tax base included a “tax on tax” component. See Note 21 for further details. The amounts recorded in business consolidation and other activities relate to periods prior to 2019. In the event other comparable cases are resolved and the amounts claimed become estimable and realizable, the company will record gains, which may result in material reimbursements to the company in future periods.

During the three and six months ended June 30, 2019, the company recorded charges of $16 million composed of facility shutdown costs, asset impairment, accelerated depreciation and other costs related to restructuring activities.

Charges in the three and six months ended June 30, 2019, included $3 million and $4 million of expense, respectively, for individually insignificant activities.

Beverage Packaging, Europe

During the three and six months ended June 30, 2019, the company recorded charges of $13 million and $11 million, respectively, for asset impairments, accelerated depreciation and inventory impairments related to previously announced plant closures and restructuring activities.

Other charges in the three and six months ended June 30, 2019, included $3 million and $4 million of expense, respectively, for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Other

During the three months ended June 30, 2019, the company recorded the following amounts:

●	Charges of $3 million for estimated employee severance costs and professional services associated with the planned sale of the China beverage packaging business, which is expected to close during the second half of 2019.
●	Charges of $3 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition and integration.
●	Charges of $10 million for individually insignificant activities.

During the six months ended June 30, 2019, the company recorded the following amounts:

●	Charges of $16 million for estimated employee severance costs and professional services associated with the planned sale of the China beverage packaging business.
●	Charges of $7 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition and integration.
●	Charges of $6 million for individually insignificant activities.

2018

Beverage Packaging, North and Central America

During the six months ended June 30, 2018, the company recorded income of $5 million for revised estimates of charges recorded in prior periods in connection with the previously announced closures of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Other

During the three months ended June 30, 2018, the company recorded the following amounts:

●	A $41 million loss on the sale of the U.S. steel food and steel aerosol packaging business.
●	Charges of $2 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer of the businesses divested in connection with the 2016 Rexam acquisition.
●	Charges of $4 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
●	Charges of $4 million for professional services and other costs associated with the sale of the U.S. steel food and steel aerosol packaging business.
●	Charges of $4 million for employee severance and benefits, accelerated depreciation and inventory impairment related to manufacturing cost rationalization.
●	Charges of $10 million for individually insignificant activities.

During the six months ended June 30, 2018, the company recorded the following amounts:

●	A $41 million loss on the sale of the U.S. steel food and steel aerosol packaging business.
●	Charges of $2 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer of the businesses divested in connection with the 2016 Rexam acquisition.
●	Charges of $15 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
●	Charges of $4 million for professional services and other costs associated with the sale of the U.S. steel food and steel aerosol packaging business.
●	Charges of $4 million for employee severance and benefits, accelerated depreciation and inventory impairment related to manufacturing cost rationalization.
●	Charges of $16 million for individually insignificant activities.

7.	Supplemental Cash Flow Statement Disclosures

	June 30,
($ in millions)	2019	2018

Beginning of period:
Cash and cash equivalents	$721	$448
Current restricted cash (included in other current assets)	7	10
Noncurrent restricted cash (included in other assets)	—	1
Total cash, cash equivalents and restricted cash	$728	$459

End of period:
Cash and cash equivalents	$764	$549
Current restricted cash (included in other current assets)	9	8
Cash reported in assets held for sale	63	—
Total cash, cash equivalents and restricted cash	$836	$557

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to $127 million at June 30, 2019, and December 31, 2018. Financing activities for the six months ended June 30, 2019, include treasury stock repurchases totaling $16 million which were included in the consolidated statement of equity as of December 31, 2018, but not yet settled.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

8.     Receivables, Net

	June 30,	December 31,
($ in millions)	2019	2018

Trade accounts receivable	$1,017	$812
Unbilled receivables	503	478
Less allowance for doubtful accounts	(9)	(10)
Net trade accounts receivable	1,511	1,280
Other receivables	445	522
	$1,956	$1,802

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of its receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.28 billion at June 30, 2019, and $1.2 billion at December 31, 2018. A total of $188 million and $178 million were available for sale under these programs as of June 30, 2019, and December 31, 2018, respectively.

Other receivables include income and sales tax receivables, related party receivables and other miscellaneous receivables. See Note 4 for further details of related party receivables.

9.     Inventories, Net

	June 30,	December 31,
($ in millions)	2019	2018

Raw materials and supplies	$698	$727
Work-in-process and finished goods	564	614
Less inventory reserves	(79)	(70)
	$1,183	$1,271

10.     Property, Plant and Equipment, Net

	June 30,	December 31,
($ in millions)	2019	2018

Land	$152	$159
Buildings	1,296	1,359
Machinery and equipment	5,197	5,250
Construction-in-progress	547	509
	7,192	7,277
Accumulated depreciation	(2,807)	(2,735)
	$4,385	$4,542

Depreciation expense amounted to $123 million and $245 million for the three and six months ended June 30, 2019, and $129 and $254 for the three and six months ended June 30, 2018, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Aerospace	Other	Total

Balance at December 31, 2018	$1,275	$1,299	$1,435	$40	$426	$4,475
Transfer to assets held for sale	—	—	—	—	(51)	(51)
Effects of currency exchange	—	—	9	—	—	9
Balance at June 30, 2019	$1,275	$1,299	$1,444	$40	$375	$4,433

The company’s annual goodwill impairment test completed in the fourth quarter of 2018 indicated the fair value of the metal beverage packaging, Asia Pacific (beverage Asia Pacific), and beverage packaging, AMEA (beverage AMEA), reporting units exceeded their carrying amounts by approximately 11 percent and 15 percent, respectively. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our beverage Asia Pacific reporting unit. The worsening business climate in Saudi Arabia has resulted in negative impacts to the profitability of our beverage AMEA reporting unit. If it becomes an expectation that these situations will continue for an extended period of time, the company may be required to record noncash impairment charges for some or all of the goodwill associated with the beverage Asia Pacific and beverage AMEA reporting units, the total balances of which were $78 million and $102 million, respectively, at June 30, 2019. Of the goodwill associated with the beverage Asia Pacific reporting unit, $51 million relates to the China beverage packaging business and is reported in assets held for sale at June 30, 2019. The goodwill balance of $27 million within the beverage Asia Pacific reporting unit not reported in assets held for sale relates to the remaining business of beverage Asia Pacific. See Note 4 for further details regarding Ball’s planned sale of its metal beverage packaging business in China.

12.    Intangible Assets, Net

	June 30,	December 31,
($ in millions)	2019	2018

Acquired Rexam intangibles (net of accumulated amortization of $482 million at June 30, 2019, and $399 million at December 31, 2018)	$2,002	$2,073
Capitalized software (net of accumulated amortization of $160 million at June 30, 2019, and $148 million at December 31, 2018)	75	82
Other intangibles (net of accumulated amortization of $112 million at June 30, 2019, and $112 million at December 31, 2018)	27	33
	$2,104	$2,188

Total amortization expense of intangible assets amounted to $48 million and $96 million for the three and six months ended June 30, 2019, respectively, and $49 million and $104 million for the three and six months ended June 30, 2018, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.    Other Assets

	June 30,	December 31,
($ in millions)	2019	2018

Long-term deferred tax assets	$189	$237
Long-term pension assets	572	559
Investments in affiliates	284	302
Right-of-use operating lease assets	240	—
Company and trust-owned life insurance	177	152
Other	192	159
	$1,654	$1,409

14.    Leases

Under the new lease standard, a contract is a lease or contains one when (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. The company assesses whether an arrangement is a lease, or contains a lease, upon inception of the contract.

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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
($ in millions)	June 30, 2019	June 30, 2019

Operating lease expense	$(16)	$(33)
Variable lease expense	(8)	(10)
Sublease income	1	2
Net lease expense	$(23)	$(41)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
($ in millions)	June 30, 2019	June 30, 2019

Cash paid for amounts included in the measurements of lease liabilities - Operating cash flows from operating leases	$(20)	$(36)
ROU assets obtained in exchange for operating lease obligations	13	23

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental balance sheet information related to operating leases was as follows:

($ in millions)	Balance Sheet Location	June 30, 2019

Operating lease ROU asset	Other assets	$240
Current operating lease liabilities	Other current liabilities	55
Noncurrent operating lease liabilities	Other liabilities	185

Weighted average remaining lease term and weighted average discount rate for the company’s operating leases were as follows:

June 30, 2019

Weighted average remaining lease term in years	10
Weighted average discount rate (%)	4.4

Maturities of lease liabilities are as follows:

($ in millions)	Operating Leases

2019 (excluding the six months ended June 30, 2019)	$31
2020	53
2021	44
2022	37
2023	29
Thereafter	102
Future value of lease liabilities	296
Less: Imputed interest	(56)
Present value of lease liabilities	$240

Total noncancellable operating leases in effect at December 31, 2018, as reported under previous lease accounting guidance, required rental payments of the following amounts in each of the following periods:

($ in millions)

2019	$66
2020	52
2021	41
2022	34
2023	25
Thereafter	87
Total future lease payments	$305

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.    Debt

Long-term debt consisted of the following:

	June 30,	December 31,
($ in millions)	2019	2018

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	796	803
5.00% due March 2022	750	750
4.875% due March 2026	750	750
3.50%, euro denominated, due December 2020	455	459
Senior Credit Facility (at variable rates)
Term A loan, due March 2024	793	797
U.S. dollar revolver due March 2024 at variable rate	445	—
Other (including debt issuance costs)	(45)	(41)
	6,944	6,518
Less: Current portion of long-term debt	(28)	(8)
	$6,916	$6,510

On March 25, 2019, the company refinanced its existing credit facilities with a U.S. dollar term loan facility, a U.S. dollar revolving facility and a multicurrency revolving facility that mature in March 2024. The revolving facilities provide the company with up to the U.S. dollar equivalent of $1.75 billion. At June 30, 2019, taking into account outstanding letters of credit, approximately $1.27 billion was available under the company’s existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1.5 billion of short-term uncommitted credit facilities available at June 30, 2019, of which $364 million was outstanding and due on demand. At December 31, 2018, the company had $211 million outstanding under short-term uncommitted credit facilities.

The fair value of long-term debt was estimated to be $7.3 billion at June 30, 2019, and $6.6 billion at December 31, 2018. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding were $38 million at June 30, 2019, and $28 million at December 31, 2018.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a net leverage ratio (as defined) of no greater than 4.5 times at June 30, 2019. The company was in compliance with all loan agreements and debt covenants at June 30, 2019, and December 31, 2018, and has met all debt payment obligations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16. Taxes on Income

As compared to the statutory U.S. tax rate, the effective tax rate for the three and six months ended June 30, 2019, was reduced by 3.5 percentage points and 6.5 percentage points, respectively, for the discrete impact of share-based compensation, reduced by 5.0 percentage points and 3.1 percentage points, respectively, for the impact of tax planning, increased 2.0 percentage points and 1.8 percentage points, respectively, for the foreign tax rate differential versus the U.S. tax rate, increased by 1.2 percentage points and 1.1 percentage points, respectively, for the impact of global intangible low-taxed income (GILTI) net of foreign derived intangible income (FDII), reduced by 0.4 percentage points and 1.3 percentage points, respectively, for the equity in results of affiliates and reduced by 0.9 percentage points and 1.1 percentage points, respectively, for federal tax credits.

17.    Employee Benefit Obligations

	June 30,	December 31,
($ in millions)	2019	2018

Underfunded defined benefit pension liabilities	$920	$954
Less: Current portion	(25)	(25)
Long-term defined benefit pension liabilities	895	929
Long-term retiree medical liabilities	159	157
Deferred compensation plans	372	291
Other	39	78
	$1,465	$1,455

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended June 30,
	2019			2018
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$12	$3	$15	$14	$4	$18
Interest cost	25	18	43	24	18	42
Expected return on plan assets	(29)	(27)	(56)	(28)	(27)	(55)
Amortization of prior service cost	—	1	1	1	—	1
Recognized net actuarial loss	5	1	6	9	1	10
Net periodic benefit cost for Ball sponsored plans	13	(4)	9	20	(4)	16
Net periodic benefit cost for multi-employer plans	—	—	—	1	—	1
Total net periodic benefit cost	$13	$(4)	$9	$21	$(4)	$17

	Six Months Ended June 30,
	2019			2018
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$24	$6	$30	$27	$8	$35
Interest cost	50	36	86	48	36	84
Expected return on plan assets	(57)	(55)	(112)	(55)	(54)	(109)
Amortization of prior service cost	—	2	2	1	—	1
Recognized net actuarial loss	11	2	13	19	2	21
Net periodic benefit cost for Ball sponsored plans	28	(9)	19	40	(8)	32
Net periodic benefit cost for multi-employer plans	—	—	—	1	—	1
Total net periodic benefit cost	$28	$(9)	$19	$41	$(8)	$33

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Non-service pension income totaling $6 million and $11 million for the three and six months ended June 30, 2019, respectively, and $2 million and $3 million for the three and six months ended June 30, 2018, respectively, is included in selling, general, and administrative (SG&A) expenses.

Contributions to the company’s defined benefit pension plans were $73 million in the first six months of 2019 compared to $14 million in the first six months of 2018, and such contributions are expected to be approximately $92 million for the full year of 2019. This estimate may change based on changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors.

18.    Equity and Accumulated Other Comprehensive Earnings

The following tables provide additional details of the company’s equity activity:

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at March 31, 2019	674,692	$1,154	(340,223)	$(2,323)	$5,504	$(789)	$103	$3,649
Net earnings	—	—	—	—	197	—	—	197
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(8)	—	(8)
Common dividends, net of tax benefits	—	—	—	—	(50)	—	—	(50)
Treasury stock purchases	—	—	(3,540)	(251)	—	—	—	(251)
Treasury shares reissued	—	—	140	7	—	—	—	7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	771	18	—	—	—	—	—	18
Other activity	—	—	—	1	—	—	1	2
Balance at June 30, 2019	675,463	$1,172	(343,623)	$(2,566)	$5,651	$(797)	$104	$3,564

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at March 31, 2018	671,611	$1,100	(321,435)	$(1,508)	$5,114	$(673)	$105	$4,138
Net earnings	—	—	—	—	119	—	1	120
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(94)	—	(94)
Common dividends, net of tax benefits	—	—	—	—	(35)	—	—	(35)
Treasury stock purchases	—	—	(4,219)	(161)	—	—	—	(161)
Treasury shares reissued	—	—	195	6	—	—	—	6
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	459	20	—	—	—	—	—	20
Other activity	—	—	—	—	1	—	—	1
Balance at June 30, 2018	672,070	$1,120	(325,459)	$(1,663)	$5,199	$(767)	$106	$3,995

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2018	673,237	$1,157	(337,979)	$(2,205)	$5,341	$(835)	$104	$3,562
Net earnings	—	—	—	—	314	—	—	314
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	117	—	117
Reclassification of stranded tax effects	—	—	—	—	79	(79)	—	—
Common dividends, net of tax benefits	—		—	—	(84)	—	—	(84)
Treasury stock purchases	—	—	(6,174)	(380)	—	—	—	(380)
Treasury shares reissued	—	—	530	12	—	—	—	12
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,226	15	—	—	—	—	—	15
Other activity	—	—	—	7	1	—	—	8
Balance at June 30, 2019	675,463	$1,172	(343,623)	$(2,566)	$5,651	$(797)	$104	$3,564

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2017, as adjusted	670,576	$1,084	(320,695)	$(1,474)	$5,024	$(655)	$105	$4,084
Net earnings	—	—	—	—	244	—	1	245
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(111)	—	(111)
Common dividends, net of tax benefits	—	—	—	—	(70)	—	—	(70)
Treasury stock purchases	—	—	(5,259)	(202)	—	—	—	(202)
Treasury shares reissued	—	—	495	11	—	—	—	11
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,494	36	—	—	—	—	—	36
Other activity	—	—	—	2	1	(1)	—	2
Balance at June 30, 2018	672,070	$1,120	(325,459)	$(1,663)	$5,199	$(767)	$106	$3,995

In May 2019, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $250 million of its common shares using cash on hand and available borrowings. The company advanced the $250 million in May 2019, and received 3.4 million shares, which represented approximately 85 percent of the total shares calculated using the closing price on that date. The company received an additional 0.1 million shares in June 2019. The average price paid per share under this agreement as of June 30, 2019, was $62.33. This agreement is expected to settle during the third quarter of 2019.

On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2018	$(504)	$(277)	$(54)	$(835)
Other comprehensive earnings (loss) before reclassifications	85	—	28	113
Amounts reclassified from accumulated other comprehensive earnings (loss) into earnings	—	7	(3)	4
Stranded tax effects reclassified into retained earnings	—	(76)	(3)	(79)
Balance at June 30, 2019	$(419)	$(346)	$(32)	$(797)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$4	$(1)	$6	$(4)
Commodity contracts recorded in cost of sales	(11)	18	(16)	28
Currency exchange contracts recorded in selling, general and administrative	(1)	1	(1)	1
Cross-currency swaps recorded in selling, general and administrative	(14)	59	9	30
Cross-currency swaps recorded in interest expense	4	3	8	6
Total before tax effect	(18)	80	6	61
Tax benefit (expense) on amounts reclassified into earnings	3	(18)	(3)	(13)
Recognized gain (loss), net of tax	$(15)	$62	$3	$48

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$(5)	$(10)	$(10)	$(19)
Total before tax effect	(5)	(10)	(10)	(19)
Tax benefit (expense) on amounts reclassified into earnings	2	3	3	5
Recognized gain (loss), net of tax	$(3)	$(7)	$(7)	$(14)
(a)	The pension components are included in the computation of net periodic benefit cost disclosed in Note 17.

19.    Earnings and Dividends Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts; shares in thousands)	2019	2018	2019	2018

Net earnings attributable to Ball Corporation	$197	$119	$314	$244

Basic weighted average common shares	332,825	348,221	333,528	349,212
Effect of dilutive securities	8,812	6,683	8,705	7,064
Weighted average shares applicable to diluted earnings per share	341,637	354,904	342,233	356,276

Per basic share	$0.59	$0.34	$0.94	$0.70
Per diluted share	$0.58	$0.34	$0.92	$0.68

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 1 million for the six months ended June 30, 2019, and 5 million for the three and six months ended June 30, 2018. There were no anti-dilutive shares for the three months ended June 30, 2019.

The company declared and paid dividends of $0.15 per share and $0.25 per share in the three and six months ended June 30, 2019, and $0.10 per share and $0.20 per share in the three and six months ended June 30, 2018.

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

At June 30, 2019, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.6 billion, of which $1.5 billion received hedge accounting treatment. Cash flow hedges relate to forecasted transactions that will occur within the next three years. Included in shareholders’ equity at June 30, 2019, within accumulated other comprehensive earnings (loss), is a net after-tax loss of $23 million associated with these contracts, substantially all of which is expected to be recognized in earnings during the next 12 months. The majority of this amount will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage its mix of floating and fixed-rate debt. At June 30, 2019, the company had outstanding interest rate swap and option contracts with notional amounts of approximately $1.6 billion paying fixed rates expiring within the next two years. Less than $1 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at June 30, 2019, substantially all of which is expected to be recognized in earnings during the next 12 months.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. At June 30, 2019, the company had outstanding exchange rate forward and option contracts with notional amounts totaling approximately $2.5 billion. Approximately $3 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at June 30, 2019, substantially all of which is expected to be recognized in earnings during the next 12 months. The contracts outstanding at June 30, 2019, expire within the next two years.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk associated with foreign currency denominated intercompany debt incurred in 2016. Approximately $11 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at June 30, 2019, of which the amount expected to be recognized during the next 12 months is dependent upon changes in currency exchange rates. The contract expires within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through May 2020 and have a combined notional value of 2.9 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price has an insignificant impact on pretax earnings, net of the impact of related derivatives.

Collateral Calls

The company’s agreements with its financial counterparties require the posting of collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of June 30, 2019, and December 31, 2018, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $32 million and $46 million, respectively, and no collateral was required to be posted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of June 30, 2019, and December 31, 2018, and those values are presented in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		June 30, 2019
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$10	$—	$10
Foreign currency contracts		2	24	26
Cross-currency and other contracts		—	12	12
Total current derivative contracts	Other current assets	$12	$36	$48

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent assets	$1	$—	$1

Liabilities:
Commodity contracts		$36	$—	$36
Foreign currency contracts		—	11	11
Cross-currency and other contracts		1	—	1
Total current derivative contracts	Other current liabilities	$37	$11	$48

Commodity contracts		$2	$—	$2
Cross-currency and other contracts		30	—	30
Total noncurrent derivative contracts	Other noncurrent liabilities	$32	$—	$32

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2018
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$9	$1	$10
Foreign currency contracts		—	21	21
Cross-currency and other contracts		—	5	5
Total current derivative contracts	Other current assets	$9	$27	$36

Liabilities:
Commodity contracts		$42	$11	$53
Foreign currency contracts		2	4	6
Cross-currency and other contracts		1	2	3
Total current derivative contracts	Other current liabilities	$45	$17	$62

Commodity contracts		$2	$—	$2
Cross-currency and other contracts		62	—	62
Total noncurrent derivative contracts	Other noncurrent liabilities	$64	$—	$64

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using a12-month LIBOR rate. Ball performs validations of its internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. Additionally, the company evaluates counterparty creditworthiness and, as of June 30, 2019, has not identified any circumstances requiring the reported values of its financial instruments to be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended June 30,
		2019		2018
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$4	$—	$(1)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(11)	2	18	4
Foreign currency contracts - manage currency exposure	Selling, general and administrative	(1)	(15)	1	68
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	(14)	—	59	—
Cross-currency swaps - manage intercompany currency exposure	Interest expense	4	—	3	—
Equity contracts	Selling, general and administrative	—	33	—	(11)
Total		$(18)	$20	$80	$61

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		Six Months Ended June 30,
		2019		2018
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$6	$—	$(4)	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(16)	3	28	4
Foreign currency contracts - manage currency exposure	Selling, general and administrative	(1)	43	1	57
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	9	—	30	—
Cross-currency swaps - manage intercompany currency exposure	Interest expense	8	—	6	—
Equity contracts	Selling, general and administrative	—	63	—	(7)
Total		$6	$109	$61	$55

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018

Amounts reclassified into earnings:
Commodity contracts	$7	$(17)	$10	$(24)
Cross-currency swap contracts	10	(62)	(17)	(36)
Currency exchange contracts	1	(1)	1	(1)
Change in fair value of cash flow hedges:
Commodity contracts	(19)	42	(5)	12
Cross-currency swap contracts	(3)	71	40	32
Currency exchange contracts	6	(2)	4	(3)
Foreign currency and tax impacts	1	(2)	(8)	6
Stranded tax effects reclassified into retained earnings:
Commodity contracts	—	—	2	—
Cross-currency swap contracts	—	—	(5)	—
	$3	$29	$22	$(14)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, we have received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $29 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at June 30, 2019.

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

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December, 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. Oral argument on the motion filed by BMBCC and RBCC was completed in January 2019. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order has not yet been issued but is expected to be issued shortly. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During the third quarter of 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During the second quarter of 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts are now estimable and realizable, the company recorded $56 million of prior year collections in business consolidation and other activities within the company’s condensed consolidated statement of earnings. The company is currently seeking reimbursement for additional ICMS-related amounts previously paid to the Brazilian government; however, such amounts cannot be estimated at this time. In the event other comparable cases are resolved and the amounts claimed become estimable and realizable, the company will record gains, which may result in material reimbursements to the company in future periods.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

23.    Subsidiary Guarantees of Debt

The following unaudited condensed consolidating financial information is presented in accordance with SEC Regulations S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the presentation of unaudited condensed consolidating financial information, the subsidiaries of the company providing the guarantees are referred to as the guarantor subsidiaries, and subsidiaries of the company other than the guarantor subsidiaries are referred to as the non-guarantor subsidiaries. The eliminating adjustments substantively consist of intercompany transactions and the elimination of equity investments and earnings of subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required under SEC regulations.

The company’s senior notes are guaranteed on a full and unconditional, joint and several basis by certain domestic subsidiaries of the company. Each of the guarantor subsidiaries is 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2019, and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018. The unaudited condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,737	$1,493	$(213)	$3,017

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,528)	(1,113)	213	(2,428)
Depreciation and amortization	(1)	(51)	(119)	—	(171)
Selling, general and administrative	(37)	(34)	(40)	—	(111)
Business consolidation and other activities	(10)	(9)	19	—	—
Equity in results of subsidiaries	251	125	—	(376)	—
Intercompany	66	(31)	(35)	—	—
	269	(1,528)	(1,288)	(163)	(2,710)

Earnings (loss) before interest and taxes	269	209	205	(376)	307
Interest expense	(82)	1	—	—	(81)
Debt refinancing and other costs	—	—	—	—	—
Total interest expense	(82)	1	—	—	(81)
Earnings (loss) before taxes	187	210	205	(376)	226
Tax (provision) benefit	10	(18)	(23)	—	(31)
Equity in results of affiliates, net of tax	—	3	(1)	—	2
Net earnings (loss)	197	195	181	(376)	197
Less net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to Ball Corporation	$197	$195	$181	$(376)	$197

Comprehensive earnings (loss) attributable to Ball Corporation	$189	$180	$168	$(348)	$189

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,802	$1,515	$(216)	$3,101

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,524)	(1,176)	216	(2,484)
Depreciation and amortization	(2)	(52)	(124)	—	(178)
Selling, general and administrative	—	(73)	(54)	—	(127)
Business consolidation and other activities	(4)	(48)	(17)	—	(69)
Equity in results of subsidiaries	103	19	—	(122)	—
Intercompany	94	(110)	16	—	—
	191	(1,788)	(1,355)	94	(2,858)

Earnings (loss) before interest and taxes	191	14	160	(122)	243
Interest expense	(80)	4	(1)	—	(77)
Debt refinancing and other costs	—	—	—	—	—
Total interest expense	(80)	4	(1)	—	(77)
Earnings (loss) before taxes	111	18	159	(122)	166
Tax (provision) benefit	8	(15)	(39)	—	(46)
Equity in results of affiliates, net of tax	—	(5)	5	—	—
Net earnings (loss)	119	(2)	125	(122)	120
Less net earnings attributable to noncontrolling interests	—	—	(1)	—	(1)
Net earnings (loss) attributable to Ball Corporation	$119	$(2)	$124	$(122)	$119

Comprehensive earnings (loss) attributable to Ball Corporation	$25	$(112)	$13	$99	$25

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	For the Six Months Ended June 30, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$3,286	$2,928	$(412)	$5,802

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(2,852)	(2,241)	412	(4,681)
Depreciation and amortization	(2)	(99)	(240)	—	(341)
Selling, general and administrative	(61)	(88)	(89)	—	(238)
Business consolidation and other activities	(16)	(7)	9	—	(14)
Equity in results of subsidiaries	387	145	—	(532)	—
Intercompany	127	(64)	(63)	—	—
	435	(2,965)	(2,624)	(120)	(5,274)

Earnings (loss) before interest and taxes	435	321	304	(532)	528
Interest expense	(160)	3	(1)	—	(158)
Debt refinancing and other costs	(4)	—	—	—	(4)
Total interest expense	(164)	3	(1)	—	(162)
Earnings (loss) before taxes	271	324	303	(532)	366
Tax (provision) benefit	43	(39)	(45)	—	(41)
Equity in results of affiliates, net of tax	—	(13)	2	—	(11)
Net earnings	314	272	260	(532)	314
Less net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Ball Corporation	$314	$272	$260	$(532)	$314

Comprehensive earnings (loss) attributable to Ball Corporation	$431	$422	$353	$(775)	$431

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	June 30, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$15	$—	$749	$—	$764
Receivables, net	23	663	1,270	—	1,956
Intercompany receivables	108	475	1,690	(2,273)	—
Inventories, net	—	471	712	—	1,183
Other current assets	33	29	98	—	160
Assets held for sale	—	4	466	—	470
Total current assets	179	1,642	4,985	(2,273)	4,533
Noncurrent assets
Property, plant and equipment, net	28	1,399	2,958	—	4,385
Investment in subsidiaries	11,627	3,348	(100)	(14,875)	—
Goodwill	—	1,191	3,242	—	4,433
Intangible assets, net	18	392	1,694	—	2,104
Other assets	266	292	1,096	—	1,654
Total assets	$12,118	$8,264	$13,875	$(17,148)	$17,109

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$331	$—	$61	$—	$392
Accounts payable	13	980	1,746	—	2,739
Intercompany payables	2,290	92	488	(2,870)	—
Accrued employee costs	41	121	94	—	256
Other current liabilities	163	139	263	—	565
Liabilities held for sale	—	—	182	—	182
Total current liabilities	2,838	1,332	2,834	(2,870)	4,134
Noncurrent liabilities
Long-term debt	6,913	—	3	—	6,916
Employee benefit obligations	886	294	285	—	1,465
Intercompany long-term notes	(1,840)	(746)	1,989	597	—
Deferred taxes	(249)	246	609	—	606
Long-term deferred tax and other liabilities	110	119	195	—	424
Total liabilities	8,658	1,245	5,915	(2,273)	13,545

Common stock	1,172	2,523	4,681	(7,204)	1,172
Preferred stock	—	—	5	(5)	—
Retained earnings	5,651	5,010	3,538	(8,548)	5,651
Accumulated other comprehensive earnings (loss)	(797)	(514)	(368)	882	(797)
Treasury stock, at cost	(2,566)	—	—	—	(2,566)
Total Ball Corporation equity	3,460	7,019	7,856	(14,875)	3,460
Noncontrolling interests	—	—	104	—	104
Total equity	3,460	7,019	7,960	(14,875)	3,564
Total liabilities and equity	$12,118	$8,264	$13,875	$(17,148)	$17,109

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(155)	$134	$274	$253

Cash flows from investing activities
Capital expenditures	(7)	(123)	(145)	(275)
Other, net	2	3	6	11
Cash provided by (used in) investing activities	(5)	(120)	(139)	(264)

Cash flows from financing activities
Long-term borrowings	1,045	—	1	1,046
Repayments of long-term borrowings	(605)	—	(4)	(609)
Net change in short-term borrowings	138	—	15	153
Proceeds from issuances of common stock, net of shares used for taxes	8	—	—	8
Acquisitions of treasury stock	(396)	—	—	(396)
Common stock dividends	(83)	—	—	(83)
Intercompany	77	(14)	(63)	—
Other, net	(12)	—	—	(12)
Cash provided by (used in) financing activities	172	(14)	(51)	107

Effect of exchange rate changes on cash	—	—	12	12

Change in cash, cash equivalents and restricted cash	12	—	96	108
Cash, cash equivalents and restricted cash – beginning of period	3	—	725	728
Cash, cash equivalents and restricted cash – end of period	$15	$—	$821	$836

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we have made progress on each of the levers as follows:

●	Maximizing value in our existing businesses by rationalizing standard beverage container and end capacity in North America, South America and Europe, and expanding specialty container production to meet current demand; leveraging plant floor systems in our beverage facilities to improve efficiencies and reduce costs; consolidating and/or closing multiple beverage packaging facilities to gain efficiencies; and in the aerosol business, installing new extruded aluminum aerosol lines in our European, Mexican and Indian facilities while also implementing cost-out and value-in initiatives across all of our businesses;

●	Expanding further into new products and capabilities through commercializing extruded aluminum aerosol packaging that utilizes proprietary technology to significantly lightweight the can; and successfully commercializing the next-generation aluminum bottle-shaping technology;

●	Aligning ourselves with the right customers and markets by investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent approximately 40 percent of our global beverage packaging mix; aligning with craft brewers, sparkling water fillers, wine producers and other new beverage producers who continue to use beverage containers to grow their business;

●	Broadening our geographic reach with our acquisition of Rexam and our new investments in beverage manufacturing facilities in Spain, Mexico, Myanmar and Panama, as well as an extruded aluminum aerosol manufacturing facility in India; and

●	Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies and the increased production of lightweight ReAl® containers, which utilize technology that increases the strength of aluminum used in the manufacturing process while lightweighting the can by up to 20 percent over a standard aluminum aerosol can, as well as our investment in cyber, data analytics and LIDAR capabilities to further enhance our aerospace technical expertise across a broader customer portfolio.

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

Consolidated Sales and Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018

Net sales	$3,017	$3,101	$5,802	$5,886
Net earnings attributable to Ball Corporation	197	119	314	244
Net earnings attributable to Ball Corporation as a % of consolidated net sales	7%	4%	5%	4%

Sales in the three months ended June 30, 2019, decreased compared to the same period in 2018 primarily due to the loss of sales from our former U.S. steel food and steel aerosol business, which was divested in the third quarter of 2018, the conclusion of the South America segment’s end sales associated with the Rexam acquisition and unfavorable exchange rates for our Europe segment, partially offset by higher volumes in our beverage packaging segments and increased sales in our aerospace segment. Net earnings for the three months ended June 30, 2019, increased compared to the same period in 2018 primarily due to higher volumes in our beverage packaging segments, lower business consolidation costs and lower income tax expense, partially offset by the conclusion of our South America segment’s end sales agreement associated with the Rexam acquisition, unfavorable U.S. aluminum scrap rates and increased start-up costs in our North and Central America segment.

Sales in the six months ended June 30, 2019, decreased compared to the same period in 2018 primarily due to the loss of sales from our former U.S. steel food and steel aerosol business, which was divested in the third quarter of 2018, the conclusion of the South America segment’s end sales associated with the Rexam acquisition and unfavorable exchange rates for our Europe segment, partially offset by higher beverage can unit volumes and higher pricing for our Europe and North and Central America segments and increased sales in the aerospace segment. Net earnings for the six months ended June 30, 2019, increased compared to the same period in 2018 primarily due to higher beverage can unit volumes, lower business consolidation costs and lower income tax expense, partially offset by the conclusion of our South America segment’s end sales agreement associated with the Rexam acquisition, unfavorable U.S. aluminum scrap rates and increased start-up costs in our North and Central America segment.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,428 million and $4,681 million for the three and six months ended June 30, 2019, respectively, compared to $2,484 million and $4,721 million for the same periods in 2018. These amounts represented 80 percent and 81 percent of consolidated net sales for the three and six months ended June 30, 2019, respectively, and 80 percent of consolidated net sales for the three and six months ended June 30, 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $171 million and $341 million for the three and six months ended June 30, 2019 compared to $178 million and $358 million for the same periods in 2018. These amounts represented 6 percent of consolidated net sales for the three and six months ended June 30, 2019 and 2018.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $111 million and $238 million for the three and six months ended June 30, 2019, respectively, compared to $127 million and $239 million for the same periods in 2018. These amounts represented 4 percent of consolidated net sales for the three and six months ended June 30, 2019 and 2018.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were zero and $14 million for the three and six months ended June 30, 2019, respectively, and $69 million and $99 million for the three and six months ended June 30, 2018. These amounts represented less than one percent of consolidated net sales for the six months ended June 30, 2019, and 2 percent for the three and six months ended June 30, 2018. The decrease for the three and six months ended June 30, 2019, was primarily due to a gain on indirect taxes in Brazil and lower facility shut down and consolidation costs.

Interest Expense

Total interest expense was $81 million and $162 million for the three and six months ended June 30, 2019, respectively, compared to $77 million and $151 million for the same periods in 2018. Interest expense as a percentage of average monthly borrowings was 4 percent for the three and six months ended June 30 2019 and 2018.

Income Taxes

The company’s effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year. The effective income tax rate for the three and six months ended June 30, 2019, respectively, was 13.7 percent and 11.2 percent, respectively, compared to 27.7 percent and 25.2 percent for the same periods in 2018. The decrease of 14.0 percentage points for the three and six months ended June 30, 2019, was primarily due to discrete tax impact of excess tax benefits for share-based compensation in 2019, the discrete tax benefit associated with the equity in results of affiliates loss in 2019, the discrete tax benefit of tax planning, the discrete tax impact of foreign exchange, and the reduced impact for GILTI net of FDII.

As compared to the statutory U.S. tax rate, the effective tax rate for the three and six months ended June 30, 2019, was reduced by 3.5 percentage points and 6.5 percentage points, respectively, for the discrete impact of share-based compensation, reduced by 5.0 percentage points and 3.1 percentage points, respectively, for the impact of tax planning, increased 2.0 percentage points and 1.8 percentage points, respectively, for the foreign tax rate differential versus the U.S. tax rate, increased by 1.2 percentage points and 1.1 percentage points, respectively, for the impact of GILTI net of FDII, reduced by 0.4 percentage points and 1.3 percentage points, respectively, for the equity in results of affiliates and reduced by 0.9 percentage points and 1.1 percentage points, respectively, for federal tax credits.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018

Net sales	$1,286	$1,241	$2,417	$2,276

Comparable operating earnings	$141	$157	$259	$270
Business consolidation and other activities (a)	(5)	1	(6)	(2)
Amortization of acquired Rexam intangibles	(7)	(6)	(15)	(16)
Total segment earnings	$129	$152	$238	$252
Comparable operating earnings as a % of segment net sales	11%	13%	11%	12%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Segment sales for the three and six months ended June 30, 2019, respectively, were $45 million and $141 million higher compared to the same periods in 2018. The increase for the three months ended June 30, 2019, was primarily due to higher volumes of $58 million, partially offset by customer sales mix. The increase for the six months ended June 30, 2019, was primarily due to higher volumes of $115 million, higher pricing and customer sales mix.

Comparable operating earnings for the three and six months ended June 30, 2019, respectively, were $16 million and $11 million lower compared to the same periods in 2018. The decrease for the three months ended June 30, 2019, was primarily due to unfavorable U.S. aluminum scrap rates, increased ramp-up costs at our new Goodyear, Arizona, facility and customer sales mix, partially offset by higher sales volumes. The decrease for the six months ended June 30, 2019, was primarily due to unfavorable U.S. aluminum scrap rates and increased ramp-up costs at our new Goodyear, Arizona, facility, partially offset by higher sales volumes, higher pricing and customer sales mix.

Beverage Packaging, South America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018

Net sales	$377	$379	$818	$838

Comparable operating earnings	$65	$66	$133	$164
Business consolidation and other activities (a)	37	(1)	36	(1)
Amortization of acquired Rexam intangibles	(14)	(14)	(28)	(28)
Total segment earnings	$88	$51	$141	$135
Comparable operating earnings as a % of segment net sales	17%	17%	16%	20%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Segment sales for the three and six months ended June 30, 2019, respectively, were $2 million and $20 million lower compared to the same periods in 2018. Comparable operating earnings for the three and six months ended June 30, 2019, respectively, were $1 million and $31 million lower compared to the same periods in 2018. The decreases in sales and comparable operating earnings for the three and six months ended June 30, 2019, were primarily due to the conclusion of the end sales agreement associated with the Rexam acquisition of $14 million and $47 million, respectively, and regional pricing pressures, partially offset by higher can and end volumes.

Beverage Packaging, Europe

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018

Net sales	$715	$703	$1,353	$1,312

Comparable operating earnings	$87	$75	$151	$135
Business consolidation and other activities (a)	(16)	(4)	(15)	(14)
Amortization of acquired Rexam intangibles	(16)	(18)	(33)	(36)
Total segment earnings	$55	$53	$103	$85
Comparable operating earnings as a % of segment net sales	12%	11%	11%	10%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Segment sales for the three and six months ended June 30, 2019, respectively, were $12 million and $41 million higher compared to the same periods in 2018. The increase in sales for the three months ended June 30, 2019, was primarily related to higher sales volumes of $59 million, partially offset by unfavorable currency exchange rates of $50 million. The increase in sales for the six months ended June 30, 2019, was primarily related to higher sales volumes of $137 million, partially offset by unfavorable currency exchange rates of $106 million.

Comparable operating earnings for the three and six months ended June 30, 2019, respectively, were $12 million and $16 million higher compared to the same periods in 2018. The increase for the three and six months ended June 30, 2019, were primarily due to increased sales volumes and operational efficiencies from plant network optimization, partially offset by unfavorable currency exchange rates.

Aerospace

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018

Net sales	$379	$290	$707	$554
Comparable operating earnings	38	24	68	49
Comparable operating earnings as a % of segment net sales	10%	8%	10%	9%

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales for the three and six months ended June 30, 2019, respectively, were $89 million and $153 million higher compared to the same periods in 2018 and comparable operating earnings for the three and six months ended June 30, 2019, respectively, were $14 million higher and $19 million higher compared to the same periods in 2018. The higher sales and comparable earnings for the three and six months ended June 30, 2019, were primarily the result of an increase in sales from significant U.S. national defense contracts.

The aerospace sales contract mix for the six months ended June 30, 2019, consisted of 68 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 30 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $2 billion at June 30, 2019, compared to $2.2 billion at December 31, 2018. The backlog at June 30, 2019, consisted of 65 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges and income recorded for business consolidation and other activities were based on estimates by management and were developed from information available at the time the amounts were recognized. If actual outcomes vary from these estimates, the differences will be reflected in current period earnings in the statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation and other activities, as well as the associated costs, are provided in Note 6 to the unaudited condensed consolidated financial statements included within Item 1 of this report on Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

Management Performance Measures

Management internally uses various measures to evaluate company performance such as comparable operating earnings (earnings before interest, taxes and business consolidation and other non-comparable costs); comparable net earnings (earnings before business consolidation costs and other non-comparable costs after tax); comparable diluted earnings per share (comparable net earnings divided by diluted weighted average shares outstanding); return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); and diluted earnings per share. Management also uses free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures) as a measure to evaluate the company’s liquidity. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions.

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018

Net earnings attributable to Ball Corporation	$197	$119	$314	$244
Add: Net earnings attributable to noncontrolling interests	—	1	—	1
Net earnings	197	120	314	245
Less: Equity in results of affiliates, net of tax	(2)	—	11	(7)
Add: Tax provision (benefit)	31	46	41	80
Earnings before taxes, as reported	226	166	366	318
Add: Total interest expense	81	77	162	151
Earnings before interest and taxes	307	243	528	469
Add: Business consolidation and other activities	—	69	14	99
Add: Amortization of acquired Rexam intangibles	40	40	80	84
Comparable operating earnings	$347	$352	$622	$652

Our calculation of comparable net earnings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2019	2018	2019	2018

Net earnings attributable to Ball Corporation	$197	$119	$314	$244
Add: Business consolidation and other activities	—	69	14	99
Add: Amortization of acquired Rexam intangibles	40	40	80	84
Add: Share of equity method affiliate non-comparable costs	4	—	16	—
Add: Debt refinancing and other costs	—	—	4	1
Less: Noncomparable taxes	(22)	(21)	(42)	(41)
Comparable net earnings	$219	$207	$386	$387

Diluted earnings per share, as reported	$0.58	$0.34	$0.92	$0.68
Comparable diluted earnings per share	$0.64	$0.58	$1.13	$1.09

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

	Six Months Ended June 30,
($ in millions)	2019	2018

Cash flows provided by (used in) operating activities	$253	$434
Cash flows provided by (used in) investing activities	(264)	(450)
Cash flows provided by (used in) financing activities	107	164

Cash flows provided by operations were lower in 2019 compared to 2018, primarily due to higher working capital outflows and higher pension contributions, partially offset by higher earnings. The impact of changes in working capital on operating cash flows for the six months ended June 30, 2019, was a $415 million outflow. Excluding the impact of the sale of the U.S. steel food and steel aerosol packaging business in 2018 and the transfer of the China beverage packaging business assets and liabilities to held for sale in 2019, our working capital movements reflect an increase of days sales outstanding from 42 days in 2018 to 51 days in 2019 and a decrease in days payable outstanding from 112 days in 2018 to 106 days in 2019 which were partially offset by decreases in other amounts receivable which are not included in the calculation of days sales outstanding.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.28 billion and $1.2 billion at June 30, 2019, and December 31, 2018. A total of $188 million and $178 million were available for sale under such programs as of June 30, 2019, and December 31, 2018, respectively.

Contributions to the company’s defined benefit pension plans were $73 million in the first six months of 2019 compared to $14 million in the first six months of 2018 and such contributions are expected to be approximately $92 million for the full year of 2019. This estimate may change based on changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors.

We expect 2019 capital expenditures for property, plant and equipment to be in the range of $600 million, and approximately $397 million was contractually committed as of June 30, 2019. Capital expenditures are expected to be funded by cash flows from operations.

As of June 30, 2019, approximately $749 million of our cash was held outside of the U.S., which is in addition to the $63 million of cash reported in assets held for sale in the unaudited condensed consolidated financial statements included within Item 1 of this report. In the event we need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that may limit the ability to convert Egyptian pounds held by the company in Egypt with a U.S. dollar equivalent value of $34 million into other curencies. The company believes its U.S. operating cash flows, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $388 million during the six months ended June 30, 2019, compared to $175 million of repurchases, net of issuances, during the same period of 2018. Share repurchases are completed using cash on hand and available borrowings. Additional details about our share repurchase activities are provided in Note 18 to the consolidated financial statements within Item 1 of this quarterly report.

In May 2019, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $250 million of its common shares using cash on hand and available borrowings. The company advanced the $250 million in May 2019, and received 3.4 million shares, which represented approximately 85 percent of the total shares calculated using the closing price on that date. The company received an additional 0.1 million shares in June 2019. The average price paid per share under this agreement as of June 30, 2019, was $62.33. This agreement is expected to settle during the third quarter of 2019.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2024, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $7.3 billion and $6.7 billion was outstanding at June 30, 2019, and December 31, 2018, respectively.

On March 25, 2019, the company refinanced its existing credit facilities with a U.S. dollar term loan facility, a U.S. dollar revolving facility and a multicurrency revolving facility that mature in March 2024. The revolving facilities provide the company with up to the U.S. dollar equivalent of $1.75 billion. At June 30, 2019, taking into account our outstanding letters of credit, approximately $1.27 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1.5 billion of short-term uncommitted credit facilities available as of June 30, 2019, of which $364 million was outstanding and due on demand. At December 31, 2018, the company had $211 million outstanding under short-term uncommitted credit facilities.

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

We were in compliance with all loan agreements at June 30, 2019, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a leverage ratio (as defined) of no greater than 4.5 times at June 30, 2019. As of June 30, 2019, approximately $1.5 billion of the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities are available without violating our existing debt covenants. Additional details regarding our debt are available in Note 15 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This release contains "forward-looking" statements concerning future events and financial performance. Words such as "expects," "anticipates," "estimates," "believes," "targets," "likely," "positions" and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements and any such statements should be read in conjunction with, and, qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Additional factors that might affect: a) our packaging segments include product demand fluctuations; availability/cost of raw materials and logistics; competitive packaging, pricing and substitution; changes in climate and weather; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation, power and supply chain interruptions; potential delays and tariffs related to the U.K’s departure from the EU; changes in major customer or supplier contracts or a loss of a major customer or supplier; political instability and sanctions; currency controls; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions in any country affecting goods produced by us or in our supply chain, including imported raw materials, such as pursuant to section 232 of the U.S. Trade Expansion Act of 1962; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the company as a whole include those listed plus: changes in senior management; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; litigation; strikes; labor cost changes; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including the U.S. government elections, budget, sequestration and debt limit; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, including with respect to the Rexam PLC acquisition, its integration, the associated divestiture, and their effects on our operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended June 30, 2019, except as discussed in Note 21 to the unaudited condensed consolidated financial statements within Part I, Item 1 of this report.

Item 1A.  Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s 2018 Annual Report on Form 10-K filed on February 22, 2019, for the year ended December 31, 2018.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the second quarter of 2019.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1 to April 30, 2019	—	$—	—	49,072,268
May 1 to May 31, 2019	3,540,361	62.33	3,540,361	45,531,907
June 1 to June 30, 2019	—	—	—	45,531,907
Total	3,540,361	—	3,540,361
(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended June 30, 2019.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended June 30, 2019.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	August 2, 2019