Form 10-Q
period 2019-09-30
BALL Corp
filed 2019-11-01
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Class	Trading Symbol	Name of Exchange	Outstanding at October 31, 2019
Common Stock, without par value	BLL	NYSE	327,129,526 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2019	2018	2019	2018

Net sales	$2,953	$2,946	$8,755	$8,832

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,363)	(2,362)	(7,044)	(7,083)
Depreciation and amortization	(169)	(171)	(510)	(529)
Selling, general and administrative	(90)	(113)	(328)	(352)
Business consolidation and other activities	(133)	(32)	(147)	(131)
	(2,755)	(2,678)	(8,029)	(8,095)

Earnings before interest and taxes	198	268	726	737

Interest expense	(79)	(76)	(237)	(226)
Debt refinancing and other costs	—	—	(4)	(1)
Total interest expense	(79)	(76)	(241)	(227)

Earnings before taxes	119	192	485	510
Tax (provision) benefit	(32)	(140)	(73)	(220)
Equity in results of affiliates, net of tax	5	7	(6)	14
Net earnings	92	59	406	304
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)
Net earnings attributable to Ball Corporation	$92	$59	$406	$303

Earnings per share:
Basic	$0.28	$0.17	$1.22	$0.87
Diluted	$0.27	$0.17	$1.19	$0.86

Weighted average shares outstanding: (000s)
Basic	331,148	342,982	332,726	347,113
Diluted	340,632	349,709	341,702	353,755

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018

Net earnings	$92	$59	$406	$304

Other comprehensive earnings (loss):
Foreign currency translation adjustment	50	(47)	136	(157)
Pension and other postretirement benefits	20	49	27	68
Derivatives designated as hedges	16	(28)	47	(48)
Total other comprehensive earnings (loss)	86	(26)	210	(137)
Income tax (provision) benefit	(5)	(7)	(12)	(7)
Total other comprehensive earnings (loss), net of tax	81	(33)	198	(144)

Total comprehensive earnings (loss)	173	26	604	160
Comprehensive (earnings) loss attributable to noncontrolling interests	—	—	—	(1)
Comprehensive earnings (loss) attributable to Ball Corporation	$173	$26	$604	$159

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2019	2018

Assets
Current assets
Cash and cash equivalents	$483	$721
Receivables, net	1,957	1,802
Inventories, net	1,180	1,271
Other current assets	209	146
Total current assets	3,829	3,940
Noncurrent assets
Property, plant and equipment, net	4,320	4,542
Goodwill	4,371	4,475
Intangible assets, net	2,027	2,188
Other assets	1,690	1,409
Total assets	$16,237	$16,554

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$361	$219
Accounts payable	2,658	3,095
Accrued employee costs	256	289
Other current liabilities	498	492
Total current liabilities	3,773	4,095
Noncurrent liabilities
Long-term debt	6,623	6,510
Employee benefit obligations	1,383	1,455
Deferred taxes	602	645
Other liabilities	391	287
Total liabilities	12,772	12,992

Equity
Common stock (676,051,079 shares issued - 2019; 673,236,720 shares issued - 2018)	1,177	1,157
Retained earnings	5,694	5,341
Accumulated other comprehensive earnings (loss)	(716)	(835)
Treasury stock, at cost (346,854,718 shares - 2019; 337,978,571 shares - 2018)	(2,790)	(2,205)
Total Ball Corporation shareholders' equity	3,365	3,458
Noncontrolling interests	100	104
Total equity	3,465	3,562
Total liabilities and equity	$16,237	$16,554

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2019	2018

Cash Flows from Operating Activities
Net earnings	$406	$304
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	510	529
Business consolidation and other activities	147	131
Deferred tax provision (benefit)	(16)	103
Other, net	32	72
Changes in working capital components, net of dispositions	(423)	(112)
Cash provided by (used in) operating activities	656	1,027
Cash Flows from Investing Activities
Capital expenditures	(425)	(616)
Business dispositions, net of cash sold	(50)	551
Other, net	26	50
Cash provided by (used in) investing activities	(449)	(15)
Cash Flows from Financing Activities
Long-term borrowings	1,098	1,475
Repayments of long-term borrowings	(906)	(1,531)
Net change in short-term borrowings	131	(189)
Proceeds from issuances of common stock, net of shares used for taxes	16	25
Acquisitions of treasury stock	(614)	(464)
Common stock dividends	(133)	(104)
Other, net	(10)	(13)
Cash provided by (used in) financing activities	(418)	(801)

Effect of exchange rate changes on cash	(20)	(59)

Change in cash, cash equivalents and restricted cash	(231)	152
Cash, cash equivalents and restricted cash - beginning of period	728	459
Cash, cash equivalents and restricted cash - end of period	$497	$611

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

New Accounting Guidance

Cloud Computing Arrangements

In August 2018, amendments to existing accounting guidance were issued to clarify the accounting for implementation costs related to cloud computing arrangements. The amendments specify that existing guidance for capitalizing implementation costs incurred to develop or obtain internal-use software also applies to capitalizing implementation costs incurred in a hosting arrangement that is a service contract. The guidance is effective for Ball on January 1, 2020, and is not expected to have a material effect on the company’s consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Financial Assets

Amendments to existing guidance were issued in June 2016, followed by improvements and transition relief in 2018 and 2019, requiring financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance is expected to primarily affect Ball’s trade receivables; however, the guidance applies to other financial assets as well. The guidance is effective for Ball on January 1, 2020, and is not expected to have a material effect on the company’s consolidated financial statements.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018

Net sales
Beverage packaging, North and Central America	$1,230	$1,237	$3,647	$3,513
Beverage packaging, South America	392	391	1,210	1,229
Beverage packaging, Europe	699	683	2,052	1,995
Aerospace	374	283	1,081	837
Reportable segment sales	2,695	2,594	7,990	7,574
Other	258	352	765	1,258
Net sales	$2,953	$2,946	$8,755	$8,832

Comparable operating earnings
Beverage packaging, North and Central America	$157	$153	$416	$423
Beverage packaging, South America	60	71	193	235
Beverage packaging, Europe	90	84	241	219
Aerospace	35	26	103	75
Reportable segment comparable operating earnings	342	334	953	952
Reconciling items
Other (a)	27	6	38	40
Business consolidation and other activities	(133)	(32)	(147)	(131)
Amortization of acquired Rexam intangibles	(38)	(40)	(118)	(124)
Earnings before interest and taxes	198	268	726	737
Interest expense	(79)	(76)	(237)	(226)
Debt refinancing and other costs	—	—	(4)	(1)
Total interest expense	(79)	(76)	(241)	(227)
Earnings before taxes	$119	$192	$485	$510
(a)	Includes undistributed corporate expenses, net, of $5 million and $21 million for the three months ended September 30, 2019 and 2018, respectively, and $44 million and $64 million for the nine months ended September 30, 2019 and 2018, respectively.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

Argentina Steel Aerosol Business

In August 2019, the company announced an agreement to sell its Argentina steel aerosol packaging business which has facilities in Garin and San Luis, Argentina. As the transaction closed in October 2019, the assets and liabilities of the business have been presented as held for sale as of September 30, 2019. Upon reclassification of the assets and liabilities to held for sale, the carrying value of the disposal group as a whole was compared to the fair value of the business less costs to sell. Following this review, an allowance of $7 million was applied to the carrying value of assets held for sale, resulting in assets held for sale totaling $16 million and liabilities held for sale totaling $13 million, which are included in other current assets and other current liabilities, respectively, in the unaudited condensed consolidated balance sheets. In addition, cumulative translation adjustments of $45 million related to the Argentina business that had been previously recorded in accumulated other comprehensive income were recognized as a charge to earnings upon classification of the business as held for sale. Both charges have been presented in business consolidation and other activities in the unaudited condensed consolidated statements of earnings.

Beverage Packaging China

In September 2019, the company completed the sale of the its metal beverage packaging business in China for upfront consideration of approximately $213 million, subject to customary closing adjustments, plus potential additional consideration related to the relocation of an existing facility in China in the coming years. The upfront proceeds from this sale are expected to be received in the fourth quarter of 2019 and are included in receivables in the unaudited condensed consolidated balance sheet as of September 30, 2019; the potential additional consideration is included in other long-term assets.

The company recorded a loss on disposal of $45 million in business consolidation and other activities in the unaudited condensed consolidated statement of earnings. The loss occurred during the third quarter as a result of a decline in the local real estate market associated with the potential facility relocation, adverse foreign exchange movements and finalization of customary closing adjustments.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

Total net sales	$555	$2,398	$2,953	$1,659	$7,096	$8,755

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

Total net sales	$665	$2,281	$2,946	$2,082	$6,750	$8,832

Contract Balances

The company enters into contracts to sell beverage packaging, aerosol packaging, and aerospace products and services. The company did not have any contract assets at either September 30, 2019, or December 31, 2018. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contracts	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2017	$45	$—
Increase	—	8
Balance at December 31, 2018	$45	$8
Increase	12	—
Balance at September 30, 2019	$57	$8

During the nine months ended September 30, 2019, contract liabilities increased by $12 million, which is net of cash received of $171 million and amounts recognized as sales of $159 million, all of which related to current contract liabilities. The amount of sales recognized in the nine months ended September 30, 2019, which were included in the opening contract liabilities balances, was $45 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized sales of $4 million and $10 million in the three and nine months ended September 30, 2019, respectively, and $3 million and $8 million for the three and nine months ended September 30, 2018, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of September 30, 2019	$1,300	$868	$2,168

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

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018

Beverage packaging, North and Central America	$(2)	$(14)	$(8)	$(16)
Beverage packaging, South America	(14)	12	22	11
Beverage packaging, Europe	(9)	(3)	(24)	(17)
Other	(108)	(27)	(137)	(109)
	$(133)	$(32)	$(147)	$(131)

2019

Beverage Packaging, North and Central America

During the three and nine months ended September 30, 2019, the company recorded charges of $1 million and $7 million, respectively, for revised estimates of charges recorded in prior periods in connection with the previously announced closures of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama. The Birmingham facility ceased production during the second quarter of 2018, and the Chatsworth and Longview facilities ceased production during the third quarter of 2018. Ball sold the Chatsworth facility during the fourth quarter of 2018.

Charges in the three and nine months ended September 30, 2019, included $1 million of expense for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Beverage Packaging, South America

During the nine months ended September 30, 2019, the company recorded a $56 million gain related to indirect tax gain contingencies in Brazil as these amounts are now estimable and realizable. The company’s Brazilian subsidiaries filed lawsuits in 2014 and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities because the tax base included a “tax on tax” component. See Note 21 for further details. The amounts recorded in business consolidation and other activities relate to periods prior to 2019. In the event other comparable cases are resolved and the amounts claimed become estimable and realizable, the company will record gains, which may result in material reimbursements to the company in future periods.

During the three and nine months ended September 30, 2019, the company recorded charges of $13 million and $29 million, respectively, composed of facility shutdown costs, asset impairment, accelerated depreciation and other costs related to restructuring activities.

Charges in the three and nine months ended September 30, 2019, included $1 million and $5 million of expense, respectively, for individually insignificant activities.

Beverage Packaging, Europe

During the three and nine months ended September 30, 2019, the company recorded charges of $6 million and $17 million, respectively, for asset impairments, accelerated depreciation and inventory impairments related to previously announced plant closures and restructuring activities.

Other charges in the three and nine months ended September 30, 2019, included $3 million and $7 million of expense, respectively, for individually insignificant activities.

Other

During the three months ended September 30, 2019, the company recorded the following amounts:

●	A $45 million loss on the sale of the metal beverage packaging business in China.
●	Charges of $7 million related to the fair value of the assets and liabilities of the Argentina steel aerosol packaging business being presented as held for sale as of September 30, 2019, and charges of $45 million related to cumulative translation adjustments previously recorded in accumulated other comprehensive income.
●	A settlement loss of $8 million primarily related to the purchase of non-participating group annuity contracts to settle the projected pension benefit obligations in Ball’s Canadian defined benefit pension plan which triggered settlement accounting. The settlement loss primarily represented the aggregate unamortized actuarial loss in these pension plans.
●	Income of $2 million for revised estimates related to long-term incentive and other compensation arrangements associated with the Rexam acquisition and integration.
●	Charges of $5 million for individually insignificant activities.

During the nine months ended September 30, 2019, the company recorded the following amounts:

●	A $45 million loss on the sale of the metal beverage packaging business in China and charges of $16 million for estimated employee severance costs and professional services associated with the sale.
●	Charges of $7 million related to the fair value of the assets and liabilities of the Argentina steel aerosol packaging business being presented as held for sale as of September 30, 2019, and charges of $45 million related to cumulative translation adjustments previously recorded in accumulated other comprehensive income.
●	A settlement loss of $8 million primarily related to the purchase of non-participating group annuity contracts to settle the projected pension benefit obligations in Ball’s Canadian defined benefit pension plan which triggered settlement accounting. The settlement loss primarily represented the aggregate unamortized actuarial loss in these pension plans.
●	Charges of $5 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition and integration.
●	Charges of $11 million for individually insignificant activities.

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

Beverage Packaging, South America

During the third quarter of 2018, the company recorded a $16 million gain related to indirect tax gain contingencies in Brazil as these amounts became realizable.

Charges in the three and nine months ended September 30, 2018, included $4 million and $5 million of expense, respectively, for individually insignificant activities.

Beverage Packaging, Europe

During the three and nine months ended September 30, 2018, the company recorded charges of $2 million and $15 million, respectively, for employee severance and benefits, facility shutdown costs and other costs in connection with the closure of its Recklinghausen, Germany, plant, which ceased production during the third quarter of 2017.

Other charges in the three and nine months ended September 30, 2018, included $1 million and $2 million of expense, respectively, for individually insignificant activities.

Other

During the three months ended September 30, 2018, the company recorded the following amounts:

●	A settlement loss of $14 million primarily related to the purchase of non-participating group annuity contracts to settle a portion of the projected pension benefit obligations in certain Ball U.S. defined benefit pension plans which triggered settlement accounting. The settlement loss primarily represented a pro rata portion of the aggregate unamortized actuarial loss in these pension plans.
●	A $3 reduction to the estimated loss recorded as of June 30, 2018, related to the sale of the U.S. steel food and steel aerosol packaging business.
●	Charges of $4 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
●	Charges of $6 million for professional services and other costs associated with the sale of the U.S. steel food and steel aerosol packaging business.
●	Charges of $6 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

During the nine months ended September 30, 2018, the company recorded the following amounts:

●	A settlement loss of $14 million primarily related to the purchase of non-participating group annuity contracts to settle a portion of the projected pension benefit obligations in certain Ball U.S. defined benefit pension plans which triggered settlement accounting. The settlement loss primarily represented a pro rata portion of the aggregate unamortized actuarial loss in these pension plans.
●	A $38 million loss on the sale of the U.S. steel food and steel aerosol packaging business.
●	Charges of $19 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
●	Charges of $4 million for employee severance and benefits, accelerated depreciation and inventory impairment related to manufacturing cost rationalization.
●	Charges of $10 million for professional services and other costs associated with the sale of the U.S. steel food and steel aerosol packaging business.
●	Charges of $24 million for individually insignificant activities.

7.	Supplemental Cash Flow Statement Disclosures

	September 30,
($ in millions)	2019	2018

Beginning of period:
Cash and cash equivalents	$721	$448
Current restricted cash (included in other current assets)	7	10
Noncurrent restricted cash (included in other assets)	—	1
Total cash, cash equivalents and restricted cash	$728	$459

End of period:
Cash and cash equivalents	$483	$598
Current restricted cash (included in other current assets)	9	13
Cash in assets held for sale (included in other current assets)	5	—
Total cash, cash equivalents and restricted cash	$497	$611

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to $124 million at September 30, 2019, and $127 million at December 31, 2018.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

8.     Receivables, Net

	September 30,	December 31,
($ in millions)	2019	2018

Trade accounts receivable	$922	$812
Unbilled receivables	491	478
Less allowance for doubtful accounts	(8)	(10)
Net trade accounts receivable	1,405	1,280
Other receivables	552	522
	$1,957	$1,802

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of its receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.3 billion at September 30, 2019, and $1.2 billion at December 31, 2018. A total of $155 million and $178 million were available for sale under these programs as of September 30, 2019, and December 31, 2018, respectively.

Other receivables include income and sales tax receivables, the receivable of $213 million for the proceeds from the sale of the China beverage packaging business, related party receivables and other miscellaneous receivables.

9.     Inventories, Net

	September 30,	December 31,
($ in millions)	2019	2018

Raw materials and supplies	$720	$727
Work-in-process and finished goods	541	614
Less inventory reserves	(81)	(70)
	$1,180	$1,271

10.     Property, Plant and Equipment, Net

	September 30,	December 31,
($ in millions)	2019	2018

Land	$148	$159
Buildings	1,352	1,359
Machinery and equipment	5,203	5,250
Construction-in-progress	508	509
	7,211	7,277
Accumulated depreciation	(2,891)	(2,735)
	$4,320	$4,542

Depreciation expense amounted to $123 million and $368 million for the three and nine months ended September 30, 2019, and $121 million and $375 million for the three and nine months ended September 30, 2018, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Aerospace	Other	Total

Balance at December 31, 2018	$1,275	$1,299	$1,435	$40	$426	$4,475
Business dispositions	—	—	—	—	(51)	(51)
Transfer to assets held for sale	—	—	—	—	(1)	(1)
Effects of currency exchange	—	—	(47)	—	(5)	(52)
Balance at September 30, 2019	$1,275	$1,299	$1,388	$40	$369	$4,371

The company’s annual goodwill impairment test completed in the fourth quarter of 2018 indicated the fair value of the beverage packaging, AMEA (beverage AMEA), reporting unit exceeded its carrying amount by approximately 15 percent. The worsening business climate in Saudi Arabia has resulted in negative impacts to the profitability of our beverage AMEA reporting unit. If it becomes an expectation that this situation will continue for an extended period of time, the company may be required to record noncash impairment charges for some or all of the goodwill associated with the beverage AMEA reporting unit, the total balance of which was $102 million at September 30, 2019.

As disclosed in Note 4, the company completed the sale of its China beverage packaging business in September 2019, and this disposition included $51 million of goodwill related to this business. The remaining goodwill balance associated with the beverage packaging, Asia Pacific, reporting unit is $27 million as of September 30, 2019.

12.    Intangible Assets, Net

	September 30,	December 31,
($ in millions)	2019	2018

Acquired Rexam customer relationships and other Rexam intangibles (net of accumulated amortization of $512 million at September 30, 2019, and $399 million at December 31, 2018)	$1,932	$2,073
Capitalized software (net of accumulated amortization of $163 million at September 30, 2019, and $148 million at December 31, 2018)	69	82
Other intangibles (net of accumulated amortization of $112 million at September 30, 2019, and $112 million at December 31, 2018)	26	33
	$2,027	$2,188

Total amortization expense of intangible assets amounted to $46 million and $142 million for the three and nine months ended September 30, 2019, respectively, and $50 million and $154 million for the three and nine months ended September 30, 2018, respectively.

13.    Other Assets

	September 30,	December 31,
($ in millions)	2019	2018

Long-term deferred tax assets	$203	$237
Long-term pension assets	561	559
Investments in affiliates	282	302
Right-of-use operating lease assets	242	—
Other	402	311
	$1,690	$1,409

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

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2019

Operating lease expense	$(17)	$(50)
Variable lease expense	3	(7)
Sublease income	1	3
Net lease expense	$(13)	$(54)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2019

Cash paid for amounts included in the measurements of lease liabilities - Operating cash outflows for operating leases	$(11)	$(47)
ROU assets obtained in exchange for operating lease obligations	18	41

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental balance sheet information related to operating leases was as follows:

($ in millions)	Balance Sheet Location	September 30, 2019

Operating lease ROU asset	Other assets	$242
Current operating lease liabilities	Other current liabilities	56
Noncurrent operating lease liabilities	Other liabilities	186

Weighted average remaining lease term and weighted average discount rate for the company’s operating leases were as follows:

September 30, 2019

Weighted average remaining lease term in years	10
Weighted average discount rate (%)	4.3

Maturities of lease liabilities are as follows:

($ in millions)	Operating Leases

2019 (excluding the nine months ended September 30, 2019)	$15
2020	55
2021	46
2022	39
2023	30
Thereafter	108
Future value of lease liabilities	293
Less: Imputed interest	(51)
Present value of lease liabilities	$242

Total noncancellable operating leases in effect at December 31, 2018, as reported under previous lease accounting guidance, required rental payments of the following amounts in each of the following periods:

($ in millions)

2019	$66
2020	52
2021	41
2022	34
2023	25
Thereafter	87
Total future lease payments	$305

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.    Debt

Long-term debt consisted of the following:

	September 30,	December 31,
($ in millions)	2019	2018

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	763	803
5.00% due March 2022	750	750
4.875% due March 2026	750	750
3.50%, euro denominated, due December 2020	436	459
Senior Credit Facility (at variable rates)
Term A loan, due March 2024	788	797
U.S. dollar revolver due March 2024 at variable rate	205	—
Other (including debt issuance costs)	(41)	(41)
	6,651	6,518
Less: Current portion of long-term debt	(28)	(8)
	$6,623	$6,510

On March 25, 2019, the company refinanced its existing credit facilities with a U.S. dollar term loan facility, a U.S. dollar revolving facility and a multicurrency revolving facility that mature in March 2024. The revolving facilities provide the company with up to the U.S. dollar equivalent of $1.75 billion. At September 30, 2019, taking into account outstanding letters of credit, approximately $1.5 billion was available under the company’s existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $978 million of short-term uncommitted credit facilities available at September 30, 2019, of which $333 million was outstanding and due on demand. At December 31, 2018, the company had $211 million outstanding under short-term uncommitted credit facilities.

The fair value of long-term debt was estimated to be $7.1 billion at September 30, 2019, and $6.6 billion at December 31, 2018. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding were $38 million at September 30, 2019, and $28 million at December 31, 2018.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a net leverage ratio (as defined) of no greater than 4.5 times at September 30, 2019. The company was in compliance with all loan agreements and debt covenants at September 30, 2019, and December 31, 2018, and has met all debt payment obligations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16. Taxes on Income

The effective tax rate was 26.9 percent for the three months ended September 30, 2019, and 15.1 percent for the nine months ended September 30, 2019. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2019, was increased by 8.5 percentage points and 2.1 percentage points, respectively, for the discrete impact of the settlement of certain defined benefit pension plans, reduced by 6.3 percentage points and 6.4 percentage points, respectively, for the impact of share-based compensation, increased by 5.5 percentage points and 1.4 percentage points, respectively, for the impact of the sale of the China metal beverage packaging business and presentation of the Argentina steel aerosol business as held for sale, reduced by 4.7 percentage points and 2.0 percentage points, respectively, for the effect of certain non-taxable income in the U.S., increased by 4.5 percentage points and 1.9 percentage points, respectively, for the impact of global intangible low-taxed income (GILTI) net of foreign derived intangible income (FDII), and reduced by 2.0 percentage points and 1.2 percentage points, respectively, for federal tax credits.

17.    Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2019	2018

Underfunded defined benefit pension liabilities	$834	$954
Less: Current portion	(24)	(25)
Long-term defined benefit pension liabilities	810	929
Long-term retiree medical liabilities	157	157
Deferred compensation plans	377	291
Other	39	78
	$1,383	$1,455

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended September 30,
	2019				2018
($ in millions)	U.S.	Foreign		Total	U.S.		Foreign	Total

Ball-sponsored plans:
Service cost	$13	$2		$15	$13		$3	$16
Interest cost	26	17		43	25		18	43
Expected return on plan assets	(29)	(26)		(55)	(27)		(27)	(54)
Amortization of prior service cost	1	—		1	—		—	—
Recognized net actuarial loss	5	1		6	9		2	11
Settlement losses	—	8	(a)	8	14	(a)	—	14
Total net periodic benefit cost	$16	$2		$18	$34		$(4)	$30
(a)	Includes settlement losses related to the purchase of non-participating annuities, plant shutdown benefits and other settlements that occur in the normal course of business, which have been recorded in business consolidation and other activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2019				2018
($ in millions)	U.S.	Foreign		Total	U.S.		Foreign	Total

Ball-sponsored plans:
Service cost	$37	$8		$45	$40		$11	$51
Interest cost	76	53		129	73		54	127
Expected return on plan assets	(86)	(81)		(167)	(82)		(81)	(163)
Amortization of prior service cost	1	2		3	1		—	1
Recognized net actuarial loss	16	3		19	28		4	32
Settlement losses	—	8	(a)	8	14	(a)	—	14
Net periodic benefit cost for Ball sponsored plans	44	(7)		37	74		(12)	62
Net periodic benefit cost for multi-employer plans	—	—		—	1		—	1
Total net periodic benefit cost	$44	$(7)		$37	$75		$(12)	$63
(a)	Includes settlement losses related to the purchase of non-participating annuities, plant shutdown benefits and other settlements that occur in the normal course of business, which have been recorded in business consolidation and other activities.

In July 2019 and September 2018, Ball completed the purchase of non-participating group annuity contracts that were transferred to an insurance company for benefit obligations related to the company’s Canadian and U.S. pension plans, respectively. These July 2019 and September 2018 annuity contract purchases totaled approximately $32 million and $176 million, respectively. The July 2019 annuity contract purchase settled Ball’s Canadian defined benefit pension obligation in full. The purchase of the annuity contracts triggered settlement accounting in both years. Regular lump sums paid in the normal course of plan operations were also included in these total settlement amounts. These transactions resulted in the recognition of settlement losses recorded in business consolidation and other activities of $8 million in 2019 and $14 million in 2018. The company’s U.S. pension obligations were remeasured during the third quarter of 2018 for the impacted plans, given the partial settlements involved.

Non-service pension income totaling $5 million and $16 million for the three and nine months ended September 30, 2019, respectively, and $3 million for the nine months ended September 30, 2018, is included in selling, general, and administrative (SG&A) expenses.

Contributions to the company’s defined benefit pension plans were $154 million for the first nine months of 2019 compared to $53 million for the first nine months of 2018, and such contributions are expected to be approximately $168 million for the full year of 2019. This estimate may change based on changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.    Equity and Accumulated Other Comprehensive Earnings

The following tables provide additional details of the company’s equity activity:

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2019	675,463	$1,172	(343,623)	$(2,566)	$5,651	$(797)	$104	$3,564
Net earnings	—	—	—	—	92	—	—	92
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	36	—	36
Currency translation recognized in earnings as a result of the transfer of the Argentina steel aerosol business to held for sale	—	—	—	—	—	45	—	45
Common dividends, net of tax benefits	—	—	—	—	(49)	—	—	(49)
Treasury stock purchases	—	—	(3,296)	(232)	—	—	—	(232)
Treasury shares reissued	—	—	64	7	—	—	—	7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	588	7	—	—	—	—	—	7
Other activity	—	(2)	—	1	—	—	(4)	(5)
Balance at September 30, 2019	676,051	$1,177	(346,855)	$(2,790)	$5,694	$(716)	$100	$3,465

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2018	672,070	$1,120	(325,459)	$(1,663)	$5,199	$(767)	$106	$3,995
Net earnings	—	—	—	—	59	—	—	59
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(33)	—	(33)
Common dividends, net of tax benefits	—	—	—	—	(34)	—	—	(34)
Treasury stock purchases	—	—	(6,731)	(269)	—	—	—	(269)
Treasury shares reissued	—	—	172	7	—	—	—	7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	629	21	—	—	—	—	—	21
Other activity	—	1	—	(1)	—	—	(1)	(1)
Balance at September 30, 2018	672,699	$1,142	(332,018)	$(1,926)	$5,224	$(800)	$105	$3,745

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2018	673,237	$1,157	(337,979)	$(2,205)	$5,341	$(835)	$104	$3,562
Net earnings	—	—	—	—	406	—	—	406
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	153	—	153
Currency translation recognized in earnings as a result of the transfer of the Argentina steel aerosol business to held for sale	—	—	—	—	—	45	—	45
Reclassification of stranded tax effects	—	—	—	—	79	(79)	—	—
Common dividends, net of tax benefits	—		—	—	(133)	—	—	(133)
Treasury stock purchases	—	—	(9,470)	(612)	—	—	—	(612)
Treasury shares reissued	—	—	594	19	—	—	—	19
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,814	22	—	—	—	—	—	22
Other activity	—	(2)	—	8	1	—	(4)	3
Balance at September 30, 2019	676,051	$1,177	(346,855)	$(2,790)	$5,694	$(716)	$100	$3,465

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2017, as adjusted	670,576	$1,084	(320,695)	$(1,474)	$5,024	$(655)	$105	$4,084
Net earnings	—	—	—	—	303	—	1	304
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(144)	—	(144)
Common dividends, net of tax benefits	—	—	—	—	(104)	—	—	(104)
Treasury stock purchases	—	—	(11,990)	(471)	—	—	—	(471)
Treasury shares reissued	—	—	667	18	—	—	—	18
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,123	57	—	—	—	—	—	57
Other activity	—	1	—	1	1	(1)	(1)	1
Balance at September 30, 2018	672,699	$1,142	(332,018)	$(1,926)	$5,224	$(800)	$105	$3,745

In May 2019, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $250 million of its common shares using cash on hand and available borrowings. The company purchased 3.8 million shares at an average price paid per share of $65.93.

On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2018	$(504)	$(277)	$(54)	$(835)
Other comprehensive earnings (loss) before reclassifications	88	4	68	160
Amounts reclassified from accumulated other comprehensive earnings (loss) into earnings	—	24	(31)	(7)
Currency translation recognized in earnings from the transfer of the Argentina steel aerosol business to held for sale	45	—	—	45
Stranded tax effects reclassified into retained earnings	—	(76)	(3)	(79)
Balance at September 30, 2019	$(371)	$(325)	$(20)	$(716)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$6	$2	$12	$(2)
Commodity contracts recorded in cost of sales	(11)	19	(27)	47
Currency exchange contracts recorded in selling, general and administrative	6	—	5	1
Cross-currency swaps recorded in selling, general and administrative	32	7	41	37
Cross-currency swaps recorded in interest expense	3	4	11	10
Interest rate contracts recorded in interest expense	(1)	—	(1)	—
Total before tax effect	35	32	41	93
Tax benefit (expense) on amounts reclassified into earnings	(7)	(8)	(10)	(21)
Recognized gain (loss), net of tax	$28	$24	$31	$72

Amortization of pension and other postretirement benefits: (a)
Prior service income (expense)	$(1)	$—	$(1)	$—
Actuarial gains (losses)	(4)	(1)	(14)	(20)
Effect of pension settlements (b)	(8)	(14)	(8)	(14)
Total before tax effect	(13)	(15)	(23)	(34)
Tax benefit (expense) on amounts reclassified into earnings	(4)	4	(1)	9
Recognized gain (loss), net of tax	$(17)	$(11)	$(24)	$(25)
(a)	The pension components are included in the computation of net periodic benefit cost disclosed in Note 17.
(b)	2019 and 2018 amounts include pretax settlement losses related to the purchase of non-participating group annuity contracts. Refer to Note 17 for further details.

.

19.    Earnings and Dividends Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts; shares in thousands)	2019	2018	2019	2018

Net earnings attributable to Ball Corporation	$92	$59	$406	$303

Basic weighted average common shares	331,148	342,982	332,726	347,113
Effect of dilutive securities	9,484	6,727	8,976	6,642
Weighted average shares applicable to diluted earnings per share	340,632	349,709	341,702	353,755

Per basic share	$0.28	$0.17	$1.22	$0.87
Per diluted share	$0.27	$0.17	$1.19	$0.86

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 4 million for the three and nine months ended September 30, 2018. There were no anti-dilutive options outstanding for the three and nine months ended September 30, 2019.

The company declared and paid dividends of $0.15 per share and $0.40 per share in the three and nine months ended September 30, 2019, respectively, and $0.10 per share and $0.30 per share in the three and nine months ended September 30, 2018.

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

At September 30, 2019, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.3 billion, of which $1.2 billion received hedge accounting treatment. Cash flow hedges relate to forecasted transactions that will occur within the next three years. Included in shareholders’ equity at September 30, 2019, within accumulated other comprehensive earnings (loss), is a net after-tax loss of $24 million associated with these contracts, $21 million of which is expected to be recognized in earnings during the next 12 months. The majority of this amount will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage its mix of floating and fixed-rate debt. At September 30, 2019, the company had outstanding interest rate swap and option contracts with notional amounts of approximately $1.3 billion paying fixed rates expiring within the next two years.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. At September 30, 2019, the company had outstanding exchange rate forward and option contracts with notional amounts totaling approximately $3.8 billion. Approximately $10 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at September 30, 2019, $3 million of which is expected to be recognized in earnings during the next 12 months. The contracts outstanding at September 30, 2019, expire within the next five years.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk associated with foreign currency denominated intercompany debt incurred in 2016. During the nine months ended September 30, 2019, the company settled portions of this contract with a notional value of $750 million, which left $250 million in place as of September 30, 2019. The remaining amount was terminated in October 2019 and is no longer in place. Approximately $6 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at September 30, 2019, all of which was recognized in October 2019 upon termination.

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

Collateral Calls

The company’s agreements with its financial counterparties require the posting of collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of September 30, 2019, and December 31, 2018, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $32 million and $46 million, respectively, and no collateral was required to be posted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of September 30, 2019, and December 31, 2018, and those values are presented in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		September 30, 2019
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$10	$—	$10
Foreign currency contracts		2	48	50
Cross-currency and other contracts		1	—	1
Total current derivative contracts	Other current assets	$13	$48	$61

Foreign currency contracts		$31	$—	$31
Interest rate and other contracts		3	—	3
Total noncurrent derivative contracts	Other noncurrent assets	$34	$—	$34

Liabilities:
Commodity contracts		$35	$—	$35
Foreign currency contracts		—	1	1
Cross-currency and other contracts		1	7	8
Total current derivative contracts	Other current liabilities	$36	$8	$44

Commodity contracts		$3	$—	$3
Total noncurrent derivative contracts	Other noncurrent liabilities	$3	$—	$3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2018
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$9	$1	$10
Foreign currency contracts		—	21	21
Cross-currency and other contracts		—	5	5
Total current derivative contracts	Other current assets	$9	$27	$36

Liabilities:
Commodity contracts		$42	$11	$53
Foreign currency contracts		2	4	6
Cross-currency and other contracts		1	2	3
Total current derivative contracts	Other current liabilities	$45	$17	$62

Commodity contracts		$2	$—	$2
Cross-currency and other contracts		62	—	62
Total noncurrent derivative contracts	Other noncurrent liabilities	$64	$—	$64

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using a 12-month LIBOR rate. Ball performs validations of its internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. Additionally, the company evaluates counterparty creditworthiness and, as of September 30, 2019, has not identified any circumstances requiring the reported values of its financial instruments to be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended September 30,
		2019		2018
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$6	$—	$2	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(11)	(1)	19	2
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(1)	—	—	—
Foreign currency contracts - manage currency exposure	Selling, general and administrative	6	90	—	16
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	32	—	7	—
Cross-currency swaps - manage intercompany currency exposure	Interest expense	3	—	4	—
Equity contracts	Selling, general and administrative	—	7	—	21
Total		$35	$96	$32	$39

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		Nine Months Ended September 30,
		2019		2018
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$12	$—	$(2)	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(27)	2	47	6
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(1)	—	—	—
Foreign currency contracts - manage currency exposure	Selling, general and administrative	5	133	1	73
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	41	—	37	—
Cross-currency swaps - manage intercompany currency exposure	Interest expense	11	—	10	—
Equity contracts	Selling, general and administrative	—	70	—	14
Total		$41	$205	$93	$94

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018

Amounts reclassified into earnings:
Commodity contracts	$5	$(21)	$15	$(45)
Cross-currency swap contracts	(35)	(11)	(52)	(47)
Interest rate contracts	1	—	1	—
Currency exchange contracts	(6)	—	(5)	(1)
Change in fair value of cash flow hedges:
Commodity contracts	(5)	(11)	(10)	1
Interest rate contracts	(1)	—	(1)	—
Cross-currency swap contracts	41	13	81	45
Currency exchange contracts	14	1	18	(2)
Foreign currency and tax impacts	(2)	6	(10)	12
Stranded tax effects reclassified into retained earnings:
Commodity contracts	—	—	2	—
Cross-currency swap contracts	—	—	(5)	—
	$12	$(23)	$34	$(37)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, we have received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $28 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at September 30, 2019.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December, 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. Oral argument on the motion filed by BMBCC and RBCC was completed in January 2019. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the Court of Appeals for the Federal Circuit. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

A former Rexam Personal Care site in Annecy, France, was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place in 2006. The business operating from the site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during the first quarter of 2015. As part of the site closure regulatory requirements, a new regulatory permit (Prefectoral Order) was issued in June 2016, which includes requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A new management plan was proposed to the French Environmental Authorities (DREAL) during 2018 and is the subject of ongoing discussions ahead of a final plan for the site being addressed. Based on the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

22.    Indemnifications and Guarantees

General Guarantees

The company and certain consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions or other obligations. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services; guarantees to suppliers of subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement or other agreement, construction contract or other commitment; guarantees in respect of certain foreign subsidiaries’ pension plans; indemnities for liabilities associated with the infringement of third-party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases; indemnities to governmental agencies in connection with the issuance of a permit or license to the company or a subsidiary; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite.

In addition, many of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items.

Other than the indemnifications provided in connection with the Rexam acquisition, the company has not recorded any material liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably estimable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third-party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to certain claims arising from these indemnifications, commitments and guarantees.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are coterminous with the terms of the respective note indentures, senior notes and credit agreement and could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes and/or the credit agreement. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to the then outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier foreign subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain foreign borrowers and foreign pledgors under the loan documents will be secured, with certain exceptions, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned foreign subsidiaries and material wholly owned U.S. domiciled foreign subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities. The required condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 23. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required under the Securities and Exchange Commission (SEC) regulations.

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

The company’s senior notes are guaranteed on a full and unconditional, joint and several basis by certain domestic subsidiaries of the company. Each of the guarantor subsidiaries is 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2019, and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018. The unaudited condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,680	$1,480	$(207)	$2,953

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,443)	(1,127)	207	(2,363)
Depreciation and amortization	(2)	(51)	(116)	—	(169)
Selling, general and administrative	41	(84)	(47)	—	(90)
Business consolidation and other activities	(7)	(2)	(124)	—	(133)
Equity in results of subsidiaries	80	(37)	—	(43)	—
Intercompany	49	(24)	(25)	—	—
	161	(1,641)	(1,439)	164	(2,755)

Earnings (loss) before interest and taxes	161	39	41	(43)	198
Interest expense	(80)	1	—	—	(79)
Debt refinancing and other costs	—	—	—	—	—
Total interest expense	(80)	1	—	—	(79)
Earnings (loss) before taxes	81	40	41	(43)	119
Tax (provision) benefit	11	(13)	(30)	—	(32)
Equity in results of affiliates, net of tax	—	1	4	—	5
Net earnings (loss)	92	28	15	(43)	92
Less net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to Ball Corporation	$92	$28	$15	$(43)	$92

Comprehensive earnings (loss) attributable to Ball Corporation	$173	$84	$89	$(173)	$173

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	For the Nine Months Ended September 30, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$4,966	$4,408	$(619)	$8,755

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(4,295)	(3,368)	619	(7,044)
Depreciation and amortization	(4)	(150)	(356)	—	(510)
Selling, general and administrative	(20)	(172)	(136)	—	(328)
Business consolidation and other activities	(23)	(9)	(115)	—	(147)
Equity in results of subsidiaries	467	108	—	(575)	—
Intercompany	176	(88)	(88)	—	—
	596	(4,606)	(4,063)	44	(8,029)

Earnings (loss) before interest and taxes	596	360	345	(575)	726
Interest expense	(240)	4	(1)	—	(237)
Debt refinancing and other costs	(4)	—	—	—	(4)
Total interest expense	(244)	4	(1)	—	(241)
Earnings (loss) before taxes	352	364	344	(575)	485
Tax (provision) benefit	54	(52)	(75)	—	(73)
Equity in results of affiliates, net of tax	—	(12)	6	—	(6)
Net earnings	406	300	275	(575)	406
Less net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings attributable to Ball Corporation	$406	$300	$275	$(575)	$406

Comprehensive earnings (loss) attributable to Ball Corporation	$604	$506	$442	$(948)	$604

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	September 30, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$7	$—	$476	$—	$483
Receivables, net	9	594	1,354	—	1,957
Intercompany receivables	103	237	1,711	(2,051)	—
Inventories, net	—	506	674	—	1,180
Other current assets	37	39	133	—	209
Total current assets	156	1,376	4,348	(2,051)	3,829
Noncurrent assets
Property, plant and equipment, net	34	1,403	2,883	—	4,320
Investment in subsidiaries	11,678	2,589	(99)	(14,168)	—
Goodwill	—	1,191	3,180	—	4,371
Intangible assets, net	18	383	1,626	—	2,027
Other assets	315	299	1,076	—	1,690
Total assets	$12,201	$7,241	$13,014	$(16,219)	$16,237

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$239	$—	$122	$—	$361
Accounts payable	17	949	1,692	—	2,658
Intercompany payables	2,379	123	156	(2,658)	—
Accrued employee costs	49	119	88	—	256
Other current liabilities	136	142	220	—	498
Total current liabilities	2,820	1,333	2,278	(2,658)	3,773
Noncurrent liabilities
Long-term debt	6,620	—	3	—	6,623
Employee benefit obligations	822	293	268	—	1,383
Intercompany long-term notes	(1,263)	(1,764)	2,420	607	—
Deferred taxes	(247)	247	602	—	602
Long-term deferred tax and other liabilities	84	128	179	—	391
Total liabilities	8,836	237	5,750	(2,051)	12,772

Common stock	1,177	2,523	3,900	(6,423)	1,177
Preferred stock	—	—	5	(5)	—
Retained earnings	5,694	4,939	3,553	(8,492)	5,694
Accumulated other comprehensive earnings (loss)	(716)	(458)	(294)	752	(716)
Treasury stock, at cost	(2,790)	—	—	—	(2,790)
Total Ball Corporation equity	3,365	7,004	7,164	(14,168)	3,365
Noncontrolling interests	—	—	100	—	100
Total equity	3,365	7,004	7,264	(14,168)	3,465
Total liabilities and equity	$12,201	$7,241	$13,014	$(16,219)	$16,237

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(332)	$256	$732	$656

Cash flows from investing activities
Capital expenditures	(12)	(186)	(227)	(425)
Proceeds from dispositions, net of cash sold	—	—	(50)	(50)
Other, net	(2)	10	18	26
Cash provided by (used in) investing activities	(14)	(176)	(259)	(449)

Cash flows from financing activities
Long-term borrowings	1,095	—	3	1,098
Repayments of long-term borrowings	(900)	—	(6)	(906)
Net change in short-term borrowings	47	—	84	131
Proceeds from issuances of common stock, net of shares used for taxes	16	—	—	16
Acquisitions of treasury stock	(614)	—	—	(614)
Common stock dividends	(133)	—	—	(133)
Intercompany	849	(80)	(769)	—
Other, net	(10)	—	—	(10)
Cash provided by (used in) financing activities	350	(80)	(688)	(418)

Effect of exchange rate changes on cash	—	—	(20)	(20)

Change in cash, cash equivalents and restricted cash	4	—	(235)	(231)
Cash, cash equivalents and restricted cash – beginning of period	3	—	725	728
Cash, cash equivalents and restricted cash – end of period	$7	$—	$490	$497

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2018
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(103)	$148	$982	$1,027

Cash flows from investing activities
Capital expenditures	(5)	(356)	(255)	(616)
Proceeds from dispositions, net of cash sold	(53)	604	—	551
Other, net	(1)	18	33	50
Cash provided by (used in) investing activities	(59)	266	(222)	(15)

Cash flows from financing activities
Long-term borrowings	1,475	—	—	1,475
Repayments of long-term borrowings	(1,525)	—	(6)	(1,531)
Net change in short-term borrowings	(138)	—	(51)	(189)
Proceeds from issuances of common stock, net of shares used for taxes	25	—	—	25
Acquisitions of treasury stock	(464)	—	—	(464)
Common stock dividends	(104)	—	—	(104)
Intercompany	905	(413)	(492)	—
Other, net	(12)	(1)	—	(13)
Cash provided by (used in) financing activities	162	(414)	(549)	(801)

Effect of exchange rate changes on cash	—	—	(59)	(59)

Change in cash, cash equivalents and restricted cash	—	—	152	152
Cash, cash equivalents and restricted cash – beginning of period	5	—	454	459
Cash, cash equivalents and restricted cash – end of period	$5	$—	$606	$611

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

Consolidated Sales and Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018

Net sales	$2,953	$2,946	$8,755	$8,832
Net earnings attributable to Ball Corporation	92	59	406	303
Net earnings attributable to Ball Corporation as a % of consolidated net sales	3%	2%	5%	3%

Sales in the three months ended September 30, 2019, increased compared to the same period in 2018 primarily due to higher volumes in our beverage packaging segments and increased sales in our aerospace segment, partially offset by the pass through of lower aluminum prices, the loss of sales from our former U.S. steel food and steel aerosol business, which was divested in the third quarter of 2018, the conclusion of the South America segment’s end sales associated with the Rexam acquisition and unfavorable exchange rates for our Europe segment. Net earnings for the three months ended September 30, 2019, increased compared to the same period in 2018 primarily due to higher volumes in our beverage packaging segments and lower income tax expense, partially offset by the conclusion of our South America segment’s end sales agreement associated with the Rexam acquisition, unfavorable U.S. aluminum scrap rates, manufacturing inefficiencies experienced in our North and Central America segment and increased business consolidation costs.

Sales in the nine months ended September 30, 2019, decreased compared to the same period in 2018 primarily due to the pass through of lower aluminum prices, the loss of sales from our former U.S. steel food and steel aerosol business, the conclusion of the South America segment’s end sales associated with the Rexam acquisition and unfavorable exchange rates for our Europe segment, partially offset by higher beverage can unit volumes and higher pricing for our Europe and North and Central America segments and increased sales in the aerospace segment. Net earnings for the nine months ended September 30, 2019, increased compared to the same period in 2018 primarily due to higher beverage can unit volumes, increased sales in the aerospace segment and lower income tax expense, partially offset by the conclusion of our South America segment’s end sales agreement associated with the Rexam acquisition, unfavorable U.S. aluminum scrap rates and manufacturing inefficiencies experienced in our North and Central America segment.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,363 million and $7,044 million for the three and nine months ended September 30, 2019, respectively, compared to $2,362 million and $7,083 million for the same periods in 2018. These amounts represented 80 percent of consolidated net sales for the three and nine months ended September 30, 2019 and 2018.

Depreciation and Amortization

Depreciation and amortization expense was $169 million and $510 million for the three and nine months ended September 30, 2019 compared to $171 million and $529 million for the same periods in 2018. These amounts represented 6 percent of consolidated net sales for the three and nine months ended September 30, 2019 and 2018.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $90 million and $328 million for the three and nine months ended September 30, 2019, respectively, compared to $113 million and $352 million for the same periods in 2018. These amounts represented 3 percent and 4 percent of consolidated net sales for the three and nine months ended September 30, 2019, respectively, and 4 percent of consolidated net sales for the three and nine months ended September 30, 2018.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $133 million and $147 million for the three and nine months ended September 30, 2019, respectively, and $32 million and $131 million for the three and nine months ended September 30, 2018. These amounts represented 5 percent and 2 percent of consolidated net sales for the three and nine months ended September 30, 2019, respectively, and 1 percent for the three and nine months ended September 30, 2018. The increase for the three and nine months ended September 30, 2019, was primarily due to charges related to the sale of the China beverage packaging business and the transfer of the Argentina steel aerosol business to held for sale, partially offset by a gain on indirect taxes in Brazil.

Interest Expense

Total interest expense was $79 million and $241 million for the three and nine months ended September 30, 2019, respectively, compared to $76 million and $227 million for the same periods in 2018. Interest expense as a percentage of average monthly borrowings was 4 percent for the three and nine months ended September 30 2019 and 2018.

Income Taxes

The company’s effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year. The effective tax rate for the three and nine months ended September 30, 2019, was 26.9 percent and 15.1 percent, respectively, compared to 72.9 percent and 43.1 percent for the same periods in 2018. The decrease of 46 percentage points and 28 percentage points for the three and nine months ended September 30, 2019, respectively, was primarily due to the impact of the U.S. steel food and steel aerosol business sale in 2018, the impact of excess tax benefits for share-based compensation in 2019, and the impact of tax planning in 2019, partially offset by the tax impact of the sale of the China metal beverage packaging business, presentation of the Argentina steel aerosol business as held for sale and the settlement of certain defined benefit pension plans in 2019.

As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2019, was increased by 8.5 percentage points and 2.1 percentage points, respectively, for the impact of the settlement of certain defined benefit pension plans, reduced by 6.3 percentage points and 6.4 percentage points, respectively, for the impact of share-based compensation, increased by 5.5 percentage points and 1.4 percentage points, respectively, for the impact of the sale of the China metal beverage packaging business and presentation of the Argentina steel aerosol business as held for sale, reduced by 4.7 percentage points and 2.0 percentage points, respectively, for the effect of certain non-taxable income in the U.S., increased by 4.5 percentage points and 1.9 percentage points, respectively, for the impact of global intangible low-taxed income (GILTI) net of foreign derived intangible income (FDII), and reduced by 2.0 percentage points and 1.2 percentage points, respectively, for federal tax credits.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018

Net sales	$1,230	$1,237	$3,647	$3,513

Comparable operating earnings	$157	$153	$416	$423
Business consolidation and other activities (a)	(2)	(14)	(8)	(16)
Amortization of acquired Rexam intangibles	(7)	(7)	(22)	(23)
Total segment earnings	$148	$132	$386	$384
Comparable operating earnings as a % of segment net sales	13%	12%	11%	12%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Segment sales for the three and nine months ended September 30, 2019, respectively, were $7 million lower and $134 million higher compared to the same periods in 2018. The decrease for the three months ended September 30, 2019, was primarily due to the pass through of lower aluminum prices, partially offset by higher volumes and customer sales mix. The increase for the nine months ended September 30, 2019, was primarily due to higher volumes of $159 million and higher pricing, partially offset by the pass through of lower aluminum prices.

Comparable operating earnings for the three and nine months ended September 30, 2019, respectively, were $4 million higher and $7 million lower compared to the same periods in 2018. The increase for the three months ended September 30, 2019, was primarily due to higher sales volumes, partially offset by unfavorable U.S. aluminum scrap rates and manufacturing inefficiencies experienced during peak season. The decrease for the nine months ended September 30, 2019, was primarily due to unfavorable U.S. aluminum scrap rates and increased ramp-up costs at our new Goodyear, Arizona, facility, partially offset by higher sales volumes.

Beverage Packaging, South America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018

Net sales	$392	$391	$1,210	$1,229

Comparable operating earnings	$60	$71	$193	$235
Business consolidation and other activities (a)	(14)	12	22	11
Amortization of acquired Rexam intangibles	(14)	(14)	(42)	(42)
Total segment earnings	$32	$69	$173	$204
Comparable operating earnings as a % of segment net sales	15%	18%	16%	19%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The beverage packaging, South America, segment consists of operations located in Brazil, Argentina and Chile that manufacture aluminum containers used in beverage packaging in most countries in South America. To support contracted volumes for aluminum beverage packaging across Paraguay, Argentina and Bolivia, the company constructed a one-line beverage can and end manufacturing facility in Paraguay which began production in the fourth quarter of 2019, and is adding capacity to our Buenos Aires, Argentina, and Santiago, Chile, facilities.

Segment sales for the three and nine months ended September 30, 2019, respectively, were $1 million higher and $19 million lower compared to the same periods in 2018. The increase for the three months ended September 30, 2019, was primarily due to higher can and end volumes, offset by the pass through of lower aluminum prices, the conclusion of the end sales agreement associated with the Rexam acquisition and regional price/mix. The decrease for the nine months ended September 30, 2019, was primarily due to the pass through of lower aluminum prices, the conclusion of the end sales agreement associated with the Rexam acquisition and regional price/mix, partially offset by higher can and end volumes.

Comparable operating earnings for the three and nine months ended September 30, 2019, respectively, were $11 million lower and $42 million lower compared to the same periods in 2018. The decreases for the three and nine months ended September 30, 2019, were primarily due to the conclusion of the end sales agreement associated with the Rexam acquisition, regional price/mix and unfavorable currency exchange rates, partially offset by higher can and end volumes.

Beverage Packaging, Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018

Net sales	$699	$683	$2,052	$1,995

Comparable operating earnings	$90	$84	$241	$219
Business consolidation and other activities (a)	(9)	(3)	(24)	(17)
Amortization of acquired Rexam intangibles	(15)	(17)	(48)	(53)
Total segment earnings	$66	$64	$169	$149
Comparable operating earnings as a % of segment net sales	13%	12%	12%	11%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Segment sales for the three and nine months ended September 30, 2019, respectively, were $16 million and $57 million higher compared to the same periods in 2018. The increase in sales for the three months ended September 30, 2019, was primarily related to higher sales volumes of $56 million, partially offset by unfavorable currency exchange rates of $29 million and the pass through of lower aluminum prices. The increase in sales for the nine months ended September 30, 2019, was primarily related to higher sales volumes of $192 million, partially offset by unfavorable currency exchange rates of $135 million and the pass through of lower aluminum prices.

Comparable operating earnings for the three and nine months ended September 30, 2019, respectively, were $6 million and $22 million higher compared to the same periods in 2018. The increases for the three and nine months ended September 30, 2019, were primarily due to increased sales volumes and operational efficiencies from plant network optimization, partially offset by unfavorable currency exchange rates.

Aerospace

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018

Net sales	$374	$283	$1,081	$837
Comparable operating earnings	35	26	103	75
Comparable operating earnings as a % of segment net sales	9%	9%	10%	9%

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales for the three and nine months ended September 30, 2019, respectively, were $91 million and $244 million higher compared to the same periods in 2018 and comparable operating earnings for the three and nine months ended September 30, 2019, respectively, were $9 million and $28 million higher compared to the same periods in 2018. The higher sales and comparable earnings for the three and nine months ended September 30, 2019, were primarily the result of an increase in sales from significant U.S. national defense contracts.

The aerospace sales contract mix for the nine months ended September 30, 2019, consisted of 67 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 31 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $2.2 billion at September 30, 2019, and December 31, 2018. The backlog at September 30, 2019, consisted of 65 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018

Net earnings attributable to Ball Corporation	$92	$59	$406	$303
Add: Net earnings attributable to noncontrolling interests	—	—	—	1
Net earnings	92	59	406	304
Less: Equity in results of affiliates, net of tax	(5)	(7)	6	(14)
Add: Tax provision (benefit)	32	140	73	220
Earnings before taxes, as reported	119	192	485	510
Add: Total interest expense	79	76	241	227
Earnings before interest and taxes	198	268	726	737
Add: Business consolidation and other activities	133	32	147	131
Add: Amortization of acquired Rexam intangibles	38	40	118	124
Comparable operating earnings	$369	$340	$991	$992

Our calculation of comparable net earnings is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2019	2018	2019	2018

Net earnings attributable to Ball Corporation	$92	$59	$406	$303
Add: Business consolidation and other activities	133	32	147	131
Add: Amortization of acquired Rexam intangibles	38	40	118	124
Add: Share of equity method affiliate non-comparable costs	—	—	16	—
Add: Debt refinancing and other costs	—	—	4	1
Less: Noncomparable taxes	(26)	66	(68)	25
Comparable net earnings	$237	$197	$623	$584

Diluted earnings per share, as reported	$0.27	$0.17	$1.19	$0.86
Comparable diluted earnings per share	$0.70	$0.56	$1.82	$1.65

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

	Nine Months Ended September 30,
($ in millions)	2019	2018

Cash flows provided by (used in) operating activities	$656	$1,027
Cash flows provided by (used in) investing activities	(449)	(15)
Cash flows provided by (used in) financing activities	(418)	(801)

Cash flows provided by operations were lower in 2019 compared to 2018, primarily due to higher working capital outflows and higher pension contributions, partially offset by higher earnings. The impact of changes in working capital on operating cash flows for the nine months ended September 30, 2019, was a $423 million outflow. Excluding the impact of the sale of the U.S. steel food and steel aerosol packaging business in 2018, the sale of the China beverage packaging business and the transfer of the Argentina steel aerosol business assets and liabilities to held for sale in 2019, our working capital movements reflect an increase of days sales outstanding from 42 days in 2018 to 49 days in 2019 and a decrease in days payable outstanding from 112 days in 2018 to 104 days in 2019.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.3 billion and $1.2 billion at September 30, 2019, and December 31, 2018. A total of $155 million and $178 million were available for sale under such programs as of September 30, 2019, and December 31, 2018, respectively.

Contributions to the company’s defined benefit pension plans were $154 million in the first nine months of 2019 compared to $53 million in the first nine months of 2018 and such contributions are expected to be approximately $168 million for the full year of 2019. This estimate may change based on changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors.

We expect 2019 capital expenditures for property, plant and equipment to exceed $600 million and approximately $430 million was contractually committed as of September 30, 2019. Capital expenditures are expected to be funded by cash flows from operations.

As of September 30, 2019, approximately $480 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that may limit the ability to convert Egyptian pounds held by the company in Egypt with a U.S. dollar equivalent value of $42 million into other currencies. The company believes its U.S. operating cash flows, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $598 million during the nine months ended September 30, 2019, compared to $439 million of repurchases, net of issuances, during the same period of 2018. Share repurchases are completed using cash on hand and available borrowings. Additional details about our share repurchase activities are provided in Note 18 to the unaudited condensed consolidated financial statements within Item 1 of this quarterly report.

In May 2019, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $250 million of its common shares using cash on hand and available borrowings. The company purchased 3.8 million shares at an average price paid per share of $65.93.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2024, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $7.0 billion and $6.7 billion was outstanding at September 30, 2019, and December 31, 2018, respectively.

On March 25, 2019, the company refinanced its existing credit facilities with a U.S. dollar term loan facility, a U.S. dollar revolving facility and a multicurrency revolving facility that mature in March 2024. The revolving facilities provide the company with up to the U.S. dollar equivalent of $1.75 billion. At September 30, 2019, taking into account our outstanding letters of credit, approximately $1.5 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $978 billion of short-term uncommitted credit facilities available as of September 30, 2019, of which $333 million was outstanding and due on demand. At December 31, 2018, the company had $211 million outstanding under short-term uncommitted credit facilities.

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

We were in compliance with all loan agreements at September 30, 2019, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a leverage ratio (as defined) of no greater than 4.5 times at September 30, 2019. As of September 30, 2019, approximately $1.5 billion of the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities are available without violating our existing debt covenants. Additional details regarding our debt are available in Note 15 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements concerning future events and financial performance. Words such as "expects," "anticipates," "estimates," "believes," "targets," "likely," "positions" and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements and any such statements should be read in conjunction with, and, qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Additional factors that might affect: a) our packaging segments include product demand fluctuations; availability/cost of raw materials and logistics; competitive packaging, pricing and substitution; changes in climate and weather; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation; power and supply chain interruptions; potential delays and tariffs related to the U.K’s departure from the EU; changes in major customer or supplier contracts or a loss of a major customer or supplier; political instability and sanctions; currency controls; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions in any country affecting goods produced by us or in our supply chain, including imported raw materials, such as pursuant to Section 232 of the U.S. Trade Expansion Act of 1962 or Section 301 of Trade Act of 1974; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the company as a whole include those listed plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; litigation; strikes; labor cost changes; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including the U.S. government elections, budget, sequestration and debt limit; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, including with respect to the Rexam PLC acquisition, its integration, the associated divestiture, and their effects on our operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended September 30, 2019, except as discussed in Note 21 to the unaudited condensed consolidated financial statements within Part I, Item 1 of this report.

Item 1A.  Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s 2018 Annual Report on Form 10-K filed on February 22, 2019, for the year ended December 31, 2018.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the third quarter of 2019.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 31, 2019	—	$—	—	45,531,907
August 1 to August 31, 2019	1,335,476	76.94	1,335,476	44,196,431
September 1 to September 30, 2019	1,960,743	74.92	1,960,743	42,235,688
Total	3,296,219	75.74	3,296,219
(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended September 30, 2019.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended September 30, 2019.

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

99	Cautionary statement for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	November 1, 2019