Form 10-K
period 2019-12-31
BALL Corp
filed 2020-02-19
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 001-07349

Ball Corporation

State of Indiana	35-0160610
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Longs Peak Drive, P.O. Box 5000
Broomfield, Colorado	80021-2510
(Address of registrant’s principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (303) 469-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without par value	BLL	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ⌧ NO ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ◻ NO ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧ NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. YES ☒ NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $23.2 billion based upon the closing market price and common shares outstanding as of June 30, 2019.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 17, 2020

Common Stock, without par value	325,773,210 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy statement to be filed with the Commission within 120 days after December 31, 2019, to the extent indicated in Part III.

Ball Corporation

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2019

PART I.

Item 1. Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of aluminum packaging for the beverage, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our sustainable, aluminum packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace segment. In 2019, our total consolidated net sales were $11.5 billion. Our packaging businesses were responsible for 87 percent of our net sales, with the remaining 13 percent contributed by our aerospace business.

Our largest product line is aluminum beverage containers and we also produce extruded aluminum aerosol containers and aluminum slugs.

We sell our aluminum packaging products globally to large multinational beverage, personal care and household products companies with which we have developed long-term relationships. This is evidenced by our high customer retention and large number of long-term supply contracts. While we have a diversified customer base, we sell a significant portion of our packaging products to major companies and brands, as well as to numerous regional customers. Our significant customers include The Coca-Cola Company and its affiliated bottlers and Anheuser-Busch InBev n.v./s.a., among others.

Our aerospace business is a leader in delivering solutions ranging from entire missions to contributing component level expertise through the design, development and manufacture of innovative systems for intelligence surveillance and reconnaissance, civil, commercial and national security aerospace markets. It produces spacecraft, instruments and sensors, radio frequency systems and components, data exploitation solutions and a variety of advanced technologies and products that enable weather prediction and climate change monitoring as well as deep space missions.

We are headquartered in Broomfield, Colorado, and our stock is listed for trading on the New York Stock Exchange under the ticker symbol BLL.

Our Strategy

Our Drive for 10 vision defines our overall business strategy. At its highest level, Drive for 10 is a mindset around perfection, with a greater sense of urgency around our future success. Launched in 2011, Drive for 10 encompasses five strategic levers that are key to growing our businesses and achieving long-term success. These five levers are:

●	Maximizing value in our existing businesses
●	Expanding into new products and capabilities
●	Aligning ourselves with the right customers and markets
●	Broadening our geographic reach and
●	Leveraging our know-how and technological expertise to provide a competitive advantage

We also maintain a clear and disciplined financial strategy focused on improving shareholder returns by:

●	Seeking to deliver comparable diluted earnings per share growth of 10 percent to 15 percent per annum over the long-term
●	Maximizing free cash flow generation
●	Increasing Economic Value Added (EVA®) dollars

The cash generated by our businesses is used primarily: (1) to finance the company’s operations, (2) to fund growth capital investments, (3) to service the company’s debt and (4) to return value to our shareholders via stock buy-backs and dividend payments. From time to time, we have evaluated and expect to continue to evaluate possible transactions that we believe will benefit the company and our shareholders, which may include strategic acquisitions, divestitures of parts of our company or joint ventures. At any time we may be engaged in discussions or negotiations with respect to possible transactions or may have entered into non-binding letters of intent. There can be no assurance if or when we will enter into any such transactions or the terms of such transactions. The compensation of many of our employees is tied directly to the company’s performance through our EVA®-based incentive programs.

Sustainability

At Ball Corporation, we believe in our people, our culture and our ability to deliver value to our stakeholders. Like uncompromising integrity and customer focus, sustainability is part of our Drive for 10 vision and has been a part of who we are since our founding in 1880.

Our triple bottom-line approach to sustainability – environmental, economic and social – has evolved over the years and is the lens through which we conduct business at every level of our organization today. Sustainability is a key part of our business strategy, and influences how we manage and operate our businesses, serve our customers, care for the environment and our communities, secure profits and drive long-term prosperity.

We focus our sustainability efforts on product stewardship, operational excellence, human capital management and community engagement. In our manufacturing operations around the world, we work on continuous improvement of employee safety and engagement, energy and water efficiency, reducing air emissions, and waste reduction and recycling. And our commitment extends outside of our walls.

Today’s consumers are acutely aware of the plastic pollution crisis, and they are choosing brands based on their sustainability. Customers understand this growing concern for the environment and their unique position in impacting the environment, for better or worse, especially through the packaging materials they use. Infinitely recyclable and economically valuable, aluminum unlocks the full potential of packaging to help customers convey values and purpose to consumers.

Aluminum cans, bottles and now cups are an increasingly attractive option for sustainability-conscious brands and consumers who want to do the right thing for the environment. Unlike plastic, glass, cartons or compostable containers, aluminum can be recycled again and again without losing quality, and is in high demand across industries and applications, pushing its collection, sorting and recycling rates to the highest of any material. That’s why 75 percent of all aluminum ever produced is still in use today.

In 2017, Resource Recycling Systems recognized aluminum beverage cans as the most recycled beverage package in the world, with a global average recycling rate of 69 percent. In comparison, only 43 percent of PET and 46 percent of glass bottles were collected, although not necessarily recycled. These findings solidify aluminum beverage packaging as the leader in real recycling, where the package is collected and then transformed into an item of equal value (product-to-product or material-to-material recycling). In the case of aluminum beverage packaging, which is monomaterial, a can, bottle or cup can be recycled and made back into the same product in as little as 60 days. In contrast, only nine percent of all plastic ever produced has been recycled and mostly, it’s only down-cycled. Down-cycled products, including but not limited to when plastic is converted to become part of a sneaker or fibers in a carpet, is not sustainable because eventually those products end up in landfills. Real recycling happens when the value of the product being recycled is maintained from one use to another.

Because recycling aluminum saves resources and uses significantly less energy than primary aluminum production, we are innovating and collaborate with our customers, supply chain, and other public and private partners to establish and financially support initiatives to increase recycling rates. As two examples, we work together to create effective collection and recycling systems and educate consumers about the sustainability benefits of aluminum packaging.

Our aerospace business plays a role in sustainability as well. More and more, our systems are measuring key elements of the physical environment and supporting environmental monitoring and operational weather forecasting programs, as well as providing environmental intelligence on weather, the Earth's climate system, precipitation, drought, air pollution, vegetation and biodiversity measurements.

The data captured through Ball-built instruments and satellites enable an enhanced understanding of the Earth’s ecosystem and the stratospheric ozone layer and severe storm tracking, and better enabling effective management of natural resources, including helping experts to make routine drought assessments and fire prevention plans.

At Ball, our sustained long-term success depends not only on our products and our operations, but on an engaged and sustainable workforce. We continue to invest in recruiting to ensure we have the right people with the right skills in the right roles, and in developing our employees at every level and providing them with opportunities to advance their careers. We also are committed to embracing diversity and providing an inclusive environment where employees can thrive. A focus on diversity among individuals and teams helps to unleash ideas and fuel innovation, which drives growth and economic value throughout our global organization.

A healthy and sustainable business also depends on thriving communities. Ball’s commitment to the communities where we live and operate is an integral part of our corporate culture, as we continue to support organizations, programs and civic initiatives that advance sustainable livelihoods. Community engagement is how our company and our employees enrich the places where we live and work beyond providing jobs, benefits and paying local taxes. Through the Ball Foundation, corporate giving, employee giving and volunteerism, we invest in the future of the communities that sustain us. In 2018, Ball and its employees donated nearly $5.5 million and logged more than 42,000 hours of volunteer service to non-profit organizations centered on building sustainable communities through recycling, STEM education, and disaster preparedness and relief initiatives.

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

Beginning in January 2020, Ball has changed how the beverage packaging, AMEA, and beverage packaging, Asia Pacific, operating segments are being managed and reported for the purposes of cost reduction and operational efficiency. The company’s plants in Cairo, Egypt, and Manisa, Turkey, will be managed with the existing reportable beverage packaging, Europe, operating segment. The company’s operations in India and Saudi Arabia will be consolidated with the remainder of the beverage packaging, Asia Pacific, operating segment resulting in a new non-reportable beverage packaging, other, operating segment. These changes will be reflected in our segment financial reporting beginning in the first quarter of 2020 including comparative historical periods.

Beverage Packaging, North and Central America, Segment

Beverage packaging, North and Central America, is Ball’s largest segment, accounting for 41 percent of consolidated net sales in 2019. Aluminum beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Aluminum beverage containers and ends are produced at 17 manufacturing facilities in the U.S., one in Canada and two in Mexico. The beverage packaging, North and Central America, segment also includes interests in three joint ventures that are accounted for using the equity method.

The North American beverage container manufacturing industry is relatively mature. Since 2018, the industry has begun to see certain new products launched in aluminum cans at an increased rate than had been historically as well as further can penetration in existing beverage categories. In order to serve growing customer demand for specialty cans across North America, the company constructed a four-line beverage packaging facility in Goodyear, Arizona, which began production in the second quarter of 2018 and recently announced plans to construct additional plants in Glendale, Arizona, and an unspecified location in the northeastern U.S.

According to publicly available information and company estimates, the North American beverage container industry represents approximately 115 billion units. Five companies manufacture substantially all of the metal beverage containers in the U.S., Canada and Mexico. Ball shipped approximately 48 billion infinitely recyclable aluminum beverage containers in North America in 2019, which represented approximately 42 percent of the aggregate production in these countries. Historically, sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage containers produced by Ball in the U.S., Canada and Mexico are made of aluminum. In North and Central America, a diverse base of no less than 10 global suppliers provide almost all of our aluminum can and end sheet requirements.

Beverage containers are sold based on price, quality, service, innovation and sustainability in a highly competitive market, which is relatively capital intensive and characterized by facilities that run more or less continuously in order to operate profitably. In addition, the aluminum beverage container competes aggressively with other packaging materials which include meaningful industry positions by the glass bottle in the packaged beer industry and the polyethylene terephthalate (PET) bottle in the carbonated soft drink and water industries.

We limit our exposure to changes in the cost of aluminum ingot as a result of the inclusion of provisions in most of our aluminum beverage container sales contracts to pass through aluminum price changes, as well as through the use of derivative instruments.

Our beverage can manufacturing facility in Birmingham, Alabama, ceased production during the second quarter of 2018 and the Chatsworth, California, and Longview, Texas, facilities ceased production during the third quarter of 2018. These facilities produced aluminum beverage cans and ends in a variety of sizes and their customers are now supplied by the company’s other U.S. facilities.

Beverage Packaging, South America, Segment

The beverage packaging, South America, segment accounted for 15 percent of Ball’s consolidated net sales in 2019. Our operations consist of 12 facilities, 9 in Brazil and one each in Argentina, Chile and Paraguay. For the countries where we operate, the South American beverage container market is approximately 36 billion containers, and we are the largest producer in this region with an estimated 49 percent of South American shipments in 2019. Four companies currently manufacture substantially all of the metal beverage containers in Brazil.

The company’s South American beverage facilities shipped approximately 18 billion aluminum beverage containers in 2019. Historically, sales volumes of beverage containers in South America tend to be highest during the period from September through December. In South America, two suppliers provide virtually all our aluminum sheet requirements with certain requirements also being imported from Asia.

In order to support contracted volumes for aluminum beverage packaging across Paraguay, Argentina and Bolivia, the company constructed a one-line beverage can and end manufacturing facility in Paraguay which began production in the fourth quarter of 2019, and increased capacity to its Buenos Aires, Argentina, and Santiago, Chile, facilities. The company ceased operations at its Cuiabá, Brazil, beverage packaging facility in July 2018 and has relocated equipment from the Cuiabá facility to other existing facilities in South America.

We limit our exposure to changes in the cost of aluminum ingot as a result of the inclusion of provisions in most of our aluminum beverage container sales contracts to pass through aluminum ingot price changes, as well as through the use of derivative instruments.

Beverage Packaging, Europe, Segment

The beverage packaging, Europe, segment accounted for 23 percent of Ball’s consolidated net sales in 2019. Our European operations consist of 20 facilities throughout Europe. The European beverage container market is approximately 72 billion containers, including Russia and excluding Turkey, and we are the largest producer with an estimated 42 percent of European shipments. The European market is highly regional in terms of sales growth rates and packaging mix. Four companies manufacture substantially all of the metal beverage containers in Europe. Our European beverage facilities shipped 31 billion beverage containers in 2019, the vast majority of which were produced from aluminum.

Historically, sales volumes of metal beverage containers in Europe tend to be highest during the period from May through August with a smaller increase in demand leading up to the winter holiday season in the U.K. offset by much lower demand in Russia. Much like other parts of the world, the metal beverage container competes aggressively with other packaging materials used by the European beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is utilized in the carbonated soft drink, beer, juice and water industries. These trends are evolving, however, as customers respond to consumer demand, and regulators and non-governmental organizations press for more sustainable packaging in the wake of the plastic pollution crisis. More and more brands are choosing aluminum beverage packaging because of its infinite recyclability and other sustainability credentials. The overall recycling rate for aluminum beverage cans in the European Union, Switzerland, Norway and Iceland increased to a new record level of approximately 75 percent in 2017.

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

In order to support growth for beverage cans in the Iberian Peninsula, the company constructed in 2018 a two-line, aluminum beverage can manufacturing facility near Madrid, Spain, with a majority of the facility’s capacity secured under a long-term customer contract. The facility is fully operational and produces multiple can sizes utilizing both lines. In December 2018, we closed a one-line beverage packaging facility located in San Martino, Italy.

Aerospace Segment

Ball’s aerospace segment, which accounted for 13 percent of consolidated net sales in 2019, includes national defense hardware, antenna and video tactical solutions, civil and operational space hardware and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 98 percent of segment sales in 2019.

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

Geopolitical events and shifting executive and legislative branch priorities have resulted in an increase in opportunities over the past decade in areas matching our aerospace segment’s core capabilities in space hardware. The businesses include hardware and services sold primarily to U.S. customers, with emphasis on space science and exploration, climate monitoring, weather prediction, environmental and earth sciences, and defense and intelligence applications. Major activities frequently involve the design, manufacture and testing of satellites, remote sensors and ground station control hardware and software, as well as related services such as launch vehicle integration and satellite operations.

Other hardware activities include target identification, warning and attitude control systems and components; cryogenic systems for reactant storage, and associated sensor cooling devices; star trackers, which are general-purpose stellar attitude sensors; and fast-steering mirrors.

Contracted backlog in the aerospace segment was $2.5 billion and $2.2 billion at December 31, 2019 and 2018, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2019 contracted backlog includes $1.5 billion expected to be recognized in revenues during 2020, with the remainder expected to be recognized in revenues in the years thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $1.6 billion and $1.4 billion at December 31, 2019 and 2018, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations, revenues and earnings due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards. Uncertainties in the federal government budgeting process could delay the funding, or even result in cancellation of certain programs currently in our reported backlog.

Other

Other consists of non-reportable segments located in Africa, Middle East and Asia (beverage packaging, AMEA) and Asia Pacific (beverage packaging, Asia Pacific) that manufacture and sell aluminum beverage containers; a non-reportable segment that manufactures and sells aerosol containers, extruded aluminum aerosol containers and aluminum slugs (aerosol packaging); undistributed corporate expenses; intercompany eliminations and other business activities.

Beverage Packaging, AMEA

Our beverage container operations in the AMEA region consist of five aluminum container and end manufacturing facilities – two in India and one each in Egypt, Saudi Arabia and Turkey. The beverage container industry in this region shipped 19 billion cans in 2019, and we are one of eight major producers in this region with 23 percent of shipments. Our manufacturing facility in Saudi Arabia, Rexam United Arab Can Manufacturing Limited, is a joint venture 51 percent owned by Ball and consolidated in our results. Additionally, Ball has an ownership interest in an equity method joint venture in South Korea.

Beverage Packaging, Asia Pacific

In September 2019, Ball sold its beverage packaging business in China. The remaining operations of the Asia Pacific region include one aluminum beverage container manufacturing facility in Myanmar. Our aluminum can and end sheet requirements are provided by several suppliers.

Ball has equity method ownership interests in beverage packaging manufacturing operations in Vietnam and Thailand.

Aerosol Packaging

In October 2019, Ball sold its steel aerosol packaging business in Argentina. Our remaining aluminum aerosol packaging operations manufacture and sell extruded aluminum aerosol containers and aluminum slugs, which represented less than 5 percent of Ball’s consolidated net sales in 2019. There are eight manufacturing facilities that manufacture these products – four in Europe and one each in the U.S., Canada, Mexico and India. The aerosol packaging market in these countries shipped approximately 5.6 billion aluminum aerosol units in 2019 and we are one of the major producers in this combined area with shipments of 1.2 billion aluminum aerosol packaging containers, representing approximately 21 percent of total shipments in these markets. Our aluminum aerosol requirements are provided by several suppliers.

Aluminum Cups

The Ball Aluminum Cups business was launched during 2019 to serve the growing demand for innovative, sustainable beverage packaging among customers and consumers. Aligned with our Drive for 10 strategy, the Cups business allows us to put our years of experience and specialized expertise to serve a currently unmet need with another environmentally friendly addition to our industry-leading portfolio of aluminum packages. Sturdy, durable and cool to the touch, the infinitely recyclable Ball Aluminum Cup will be made at a dedicated manufacturing facility that is under construction in Rome, Georgia. When the Rome plant is fully operational, Ball plans to introduce additional sizes to round out its cups portfolio and intends to expand adoption of the cups to drinking establishments, parks and recreation, colleges and universities, hospitality, restaurants, retail, business and industry. The 2019 results for the Aluminum Cups business were reported in undistributed corporate expenses. Beginning in January 2020, the Aluminum Cups business will be a non-reportable operating segment.

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

Employee Relations

At the end of 2019, the company and its subsidiaries employed approximately 18,300 employees, including approximately 8,700 employees in the U.S. Details of collective bargaining agreements are included within Item 1A, Risk Factors, of this annual report.

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

If we do not effectively manage change and growth, our business could be adversely affected.

Our future revenue and operating results will depend on our ability to effectively manage the anticipated growth of our business. We have experienced significant growth in recent years and are expanding our operations, increasing our headcount and expanding into new product offerings. This growth has placed significant demands on our management as well as our financial and operational resources, and continued growth presents several challenges, including:

●	expanding manufacturing capacity, maintaining quality and increasing production;
●	identifying, attracting and retaining qualified personnel;
●	developing and retaining our global sales, marketing and administrative infrastructure and capabilities;
●	increasing our regulatory compliance capabilities, particularly in new lines of business;
●	building out our expertise in a number of disciplines, including marketing, licensing, and merchandising; and
●	implementing appropriate operational, financial and IT systems and internal controls.

We have a significant level of debt that could have important consequences for our business and any investment in our securities.

The company had $7.8 billion of interest-bearing debt at December 31, 2019. Such indebtedness could have significant consequences for our business and any investment in our securities, including:

●	increasing our vulnerability to adverse economic, industry or competitive developments;
●	requiring more of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, limiting our cash flow available to fund our operations, capital expenditures and future business opportunities or returning additional cash to our shareholders;
●	restricting us from making additional acquisitions;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and
●	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be less leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our business, operating results and financial condition are subject to particular risks in certain regions of the world.

We may experience an operating loss in one or more regions of the world for one or more periods, which could have a material adverse effect on our business, operating results or financial condition. Moreover, overcapacity, which often leads to lower prices, exists in certain regions in which we operate and may persist even if demand grows. More generally, supply and demand fluctuations could make it difficult for us to forecast and meet certain customers’ needs. Our ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to our continued growth and profitability.

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

Our metal packaging products are subject to significant competition from substitute products, particularly plastic carbonated soft drink bottles made from PET, single serve beer bottles and other beverage containers made of glass, cardboard or other materials. Competition from plastic carbonated soft drink bottles is particularly intense in the U.S. and Europe. Certain of our aerospace products are also subject to competition from alternative products and solutions. There can be no assurance that our products will successfully compete against alternative products, which could result in a reduction in our profits or cash flow.

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

We derived approximately 50 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2019. The sizeable scope of operations outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

●	political and economic instability;
●	governments’ restrictive trade policies;
●	the imposition or rescission of duties, taxes or government royalties;
●	exchange rate risks;
●	difficulties in enforcement of contractual obligations and intellectual property rights; and
●	the geographic, language and cultural differences between personnel in different areas of the world.

We are exposed to exchange rate fluctuations.

The financial results of the company are exposed to currency exchange rate fluctuations and a significant proportion of assets, liabilities and earnings denominated in non-U.S. dollar currencies. The company presents its financial statements in U.S. dollars and has a significant proportion of its net assets, debt and income in non-U.S. dollar currencies, primarily the euro, as well as the Russian ruble and other emerging market currencies. The company’s financial results and capital ratios are therefore sensitive to movements in foreign exchange rates.

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

We manufacture packaging products primarily for beverages. Unseasonable weather can reduce demand for certain beverages packaged in our containers. Climate change and the increasing frequency of severe weather events could have various effects on the demand for our products, our supply chain and the costs of inputs to our production and delivery of products in different regions around the world.

We are vulnerable to fluctuations in the supply and price of raw materials.

We purchase aluminum and other raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and sometimes use derivative instruments to seek to manage our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities at reasonable prices. Economic, operational and financial factors, as well as governmental action, could impact our suppliers, thereby causing supply shortages. Increases in raw material costs, including potential increases due to tariffs, sanctions, or other trade actions, could have a material adverse effect on our business, financial condition or results of operations. In the Americas, Europe and Asia, some contracts do not allow us to pass along increased raw material costs and we generally use derivative agreements to seek to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase. Due to the fixed-price contracts and derivative activities, while increasing raw material costs may not impact our near-term profitability, increased prices could decrease our sales volume over time.

Prolonged work stoppages at facilities with union employees could jeopardize our financial position.

As of December 31, 2019, 15 percent of our North American employees and 53 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

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

In addition, budgetary constraints and government shutdowns may result in further reductions to projected spending levels by the U.S. government. In particular, government expenditures are subject to the potential for automatic reductions, generally referred to as “sequestration.” Sequestration may occur in any given year, resulting in significant additional reductions to spending by various U.S. government defense and aerospace agencies on both existing and new contracts, as well as the disruption of ongoing programs. Even if sequestration does not occur, we expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on agency spending levels. Due to these and other factors, overall spending on various programs could decline, which could result in significant reductions to revenue, cash flows, net earnings and backlog primarily in our aerospace segment.

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

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to environmental hazards, such as emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the clean-up of hazardous substances. We have been designated, along with numerous other companies, as a potentially responsible party for the clean-up of several hazardous waste sites. Additionally, there is increased focus on the regulation of greenhouse gas emissions and other environmental issues worldwide. We strive to mitigate such risks related to environmental issues, including through the purchase of renewable energy, the adoption of sustainable practices, and by positioning ourselves as a sustainability leader in our industry.

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

We have a significant amount of goodwill recorded on our consolidated balance sheet as of December 31, 2019. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

If the investments in Ball’s pension plans, or in the multi-employer pension plans in which Ball participates, do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available for other general corporate purposes.

Ball maintains defined benefit pension plans covering substantially all of its employees in the United States and a significant number of United Kingdom deferred and retired participants, which are funded based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks, fixed-income securities and, in the U.S., alternative investments. Market declines, longevity increases or legislative changes, such as the Pension Protection Act in the U.S., could result in a prospective decrease in our available cash flow and net earnings over time, and the recognition of an increase in our pension obligations could result in a reduction to our shareholders’ equity. Additional risks exist related to the company’s participation in multi-employer pension plans. Assets contributed to a multi-employer pension plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer in a multi-employer pension plan stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participants. This could result in increases to our contributions to the plans as well as pension expense.

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

Additionally, on December 9, 2019, a tax reform law was enacted in Mexico which includes, among other changes, limitations on Mexican companies’ ability to deduct certain expenses. We do not currently expect that this law will materially affect us, but that expectation could change with unanticipated enforcement or interpretation of the law.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is identified, management could conclude that internal control over financial reporting is not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control—An Integrated Framework (2013).” If a material weakness is identified, a remediation plan would be designed to address the material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. As of December 31, 2019, the company had no material weaknesses.

Significant developments stemming from the U.K.’s referendum on membership in the EU could have a material adverse effect on us.

In June 2016, the U.K. held a referendum and voted in favor of leaving the European Union (EU) and formally withdrew from the EU on January 31, 2020. This withdrawal has created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years, particularly as the U.K. and the EU continue to negotiate the terms of their ongoing relationship. Our business in the U.K., the EU and worldwide could be affected by this uncertainty. There are many ways in which our business could be affected, only some of which we can identify at the present time, such as supply chain constraints, increased material costs due to rising tariffs, effects on employee mobility and increased costs of doing business in the U.K.

The referendum and the withdrawal of the U.K. from the EU has caused and, along with events that could occur in the future as a consequence of the U.K.’s withdrawal, including the possible breakup of the U.K. or the EU, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. A failure by the U.K. and the EU to conclude on a trade agreement may increase this volatility. This volatility could cause a slowdown in economic activity in the U.K., Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the EU, may adversely affect our operating results and growth prospects.

Item 1B. Unresolved Staff Comments

There were no matters required to be reported under this item.

Item 2.  Properties

The company’s properties described below are well maintained, and management considers them to be adequate and utilized for their intended purposes.

Ball’s corporate headquarters and the aerospace segment management offices are located in Broomfield, Colorado, U.S. The operations of the aerospace segment occupy a variety of company-owned and leased facilities in Colorado, U.S., which together aggregate 2.3 million square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace operations carry on business in smaller company owned and leased facilities in other U.S. locations outside of Colorado.

Ball’s manufacturing locations for significant packaging operations, which are owned or leased by the company, are set forth below. Facilities in the process of being constructed, or that have ceased production, have been excluded from the list. In addition to the facilities listed, the company leases other warehousing space.

Beverage packaging, North and Central America, locations:

●	Conroe, Texas
●	Fairfield, California
●	Findlay, Ohio
●	Fort Atkinson, Wisconsin
●	Fort Worth, Texas
●	Golden, Colorado
●	Goodyear, Arizona
●	Kapolei, Hawaii
●	Kent, Washington
●	Monterrey, Mexico
●	Monticello, Indiana
●	Phoenix, Arizona
●	Queretaro, Mexico
●	Rome, Georgia
●	Saint Paul, Minnesota
●	Saratoga Springs, New York
●	Tampa, Florida
●	Wallkill, New York
●	Whitby, Ontario, Canada
●	Williamsburg, Virginia

Beverage packaging, South America, locations:

●	Aguas Claras, Brazil
●	Asuncion, Paraguay
●	Brasilia, Brazil
●	Buenos Aires, Argentina
●	Extrema, Brazil
●	Jacarei, Sao Paulo, Brazil
●	Manaus, Brazil
●	Pouso Alegre, Brazil
●	Recife, Brazil
●	Santa Cruz, Brazil
●	Santiago, Chile
●	Tres Rios, Rio de Janeiro, Brazil

Beverage packaging, Europe, locations:

●	Argayash, Russia
●	Belgrade, Serbia
●	Bierne, France
●	Cabanillas del Campo, Spain
●	Ejpovice, Czech Republic
●	Fosie, Sweden
●	Fredericia, Denmark
●	Gelsenkirchen, Germany
●	La Selva, Spain
●	Lublin, Poland
●	Ludesch, Austria
●	Mantsala, Finland
●	Milton Keynes, United Kingdom
●	Mont, France
●	Naro Fominsk, Russia
●	Nogara, Italy
●	Vsevolozhsk, Russia
●	Wakefield, United Kingdom
●	Waterford, Ireland
●	Widnau, Switzerland

Beverage packaging, AMEA, locations:

●	Cairo, Egypt
●	Dammam, Saudi Arabia
●	Manisa, Turkey
●	Mumbai, India
●	Sri City, India

Beverage packaging, Asia Pacific, location:

●	Yangon, Myanmar

Aerosol packaging locations:

●	Ahmedabad, India
●	Beaurepaire, France
●	Bellegarde, France
●	Devizes, United Kingdom
●	San Luis Potosí, Mexico
●	Sherbrooke, Quebec, Canada
●	Velim, Czech Republic
●	Verona, Virginia

Item 3.  Legal Proceedings

Details of the company’s legal proceedings are included in Note 23 to the consolidated financial statements within Item 8 of this annual report.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II.

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is listed for trading on the New York Stock Exchange. There were 6,313 common shareholders of record on February 17, 2020.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2019.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2019	2,378,800	$72.27	2,378,800	39,856,888
November 1 to November 30, 2019	1,405,348	66.49	1,405,348	38,451,540
December 1 to December 31, 2019	1,128,600	64.50	1,128,600	37,322,940
Total	4,912,748	68.83	4,912,748
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)

The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2019. The graph assumes $100 was invested on December 31, 2014, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/14)

$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
BLL
S&P 500
DJ US Containers & Packaging

Total Return Analysis

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
BLL	$100.00	$107.49	$111.73	$113.71	$139.48	$197.82
S&P 500	100.00	99.27	108.74	129.86	121.76	156.92
DJ US Containers & Packaging	100.00	94.19	109.70	128.02	102.22	128.38

Source: Bloomberg L.P.® Charts

Item 6.  Selected Financial Data

Five-Year Review of Selected Financial Data

Ball Corporation

($ in millions, except per share amounts)	2019	2018	2017	2016	2015

Net sales	$11,474	$11,635	$10,983	$9,061	$7,997

Earnings before interest and taxes (EBIT)	$932	$935	$802	$463	$606
Total interest expense	(324)	(302)	(288)	(338)	(260)
Earnings before taxes	$608	$633	$514	$125	$346

Net earnings attributable to Ball Corporation (a)	$566	$454	$374	$263	$281

Basic earnings per share (a)	$1.71	$1.32	$1.07	$0.83	$1.02

Weighted average common shares outstanding (000s)	331,102	344,796	350,269	316,542	274,600

Diluted earnings per share (a)	$1.66	$1.29	$1.05	$0.81	$1.00

Diluted weighted average common shares outstanding (000s)	340,121	352,321	356,985	322,884	281,968

Total assets	$17,360	$16,554	$17,169	$16,173	$9,697
Total interest bearing debt and capital lease obligations	$7,817	$6,729	$6,971	$7,532	$5,051
Cash dividends per share	$0.55	$0.40	$0.365	$0.26	$0.26
Total cash provided by operating activities (c)	$1,548	$1,566	$1,478	$193	$1,037

Non-U.S. GAAP Measures (b)

Comparable operating earnings	$1,331	$1,290	$1,220	$976	$801
Comparable net earnings	$861	$775	$728	$563	$490
Diluted earnings per share (comparable basis)	$2.53	$2.20	$2.04	$1.74	$1.74
Free cash flow (c)	$950	$750	$922	$(413)	$509
(a)

Includes business consolidation and other activities and other items affecting comparability between years. Additional details regarding the 2019, 2018 and 2017 items are available in Note 6 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

(b)

Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. See below for reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures. Further discussion of non-U.S. GAAP financial measures is available in Item 7 of this Annual Report on Form 10-K under Management Performance Measurements and Other Liquidity Measures.

(c)	Amounts in 2017, 2016 and 2015 have been retrospectively adjusted to reflect the adoption of new accounting guidance for the preparation of the statement of cash flows that was effective January 1, 2018. Cash provided by operating activities was increased by $30 million in 2015 as a result of adopting the new accounting guidance.

Reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures are as follows:

($ in millions)	2019	2018	2017	2016	2015

Net earnings attributable to Ball Corporation	$566	$454	$374	$263	$281
Add: Net earnings attributable to noncontrolling interests	(30)	(1)	6	3	22
Net earnings	536	453	380	266	303
Less: Equity in results of affiliates, net of tax	1	(5)	(31)	(15)	(4)
Add: Tax provision (benefit)	71	185	165	(126)	47
Earnings before taxes, as reported	608	633	514	125	346
Total interest expense	324	302	288	338	260
Earnings before interest and taxes (EBIT)	932	935	802	463	606
Business consolidation and other activities	244	191	221	337	195
Amortization of acquired Rexam intangibles	155	164	162	65	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	—	—	35	—	—
Cost of sales associated with Rexam inventory step-up	—	—	—	84	—
Egyptian pound devaluation	—	—	—	27	—
Comparable Operating Earnings	$1,331	$1,290	$1,220	$976	$801

Net earnings attributable to Ball Corporation, as reported	$566	$454	$374	$263	$281
Business consolidation and other activities	244	191	221	337	195
Amortization of acquired Rexam intangibles	155	164	162	65	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	—	—	35	—	—
Share of equity method affiliate non-comparable costs	16	8	—	—	—
Cost of sales associated with Rexam inventory step-up	—	—	—	84	—
Egyptian pound devaluation	—	—	—	27	—
Debt refinancing and other costs	7	1	3	109	117
Noncontrolling interest share of non-comparable costs, net of tax	(32)	—	—	—	—
Non-comparable taxes	(95)	2	(150)	(322)	(103)
Impact of U.S. tax reform	—	(45)	83	—	—
Net earnings attributable to Ball Corporation before above transactions (Comparable Net Earnings)	$861	$775	$728	$563	$490

Total cash provided by operating activities (a)(b)	$1,548	$1,566	$1,478	$193	$1,037
Capital expenditures	(598)	(816)	(556)	(606)	(528)
Free cash flow (b)	$950	$750	$922	$(413)	$509
(a)	Includes payments of costs associated with the acquisition of Rexam and the sale of a business associated with the June 2016 acquisition of Rexam.
(b)	Amounts in 2017, 2016 and 2015 have been retrospectively adjusted to reflect the adoption of new accounting guidance for the preparation of the statement of cash flows that was effective January 1, 2018. Cash provided by operating activities was increased by $30 million in 2015 as a result of adopting the new accounting guidance.

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

OVERVIEW

Business Overview and Industry Trends

Ball Corporation is one of the world’s leading aluminum packaging suppliers. Our packaging products are produced for a variety of end uses, are manufactured in facilities around the world and are competitive with other substrates, such as plastics and glass. In the aluminum packaging industry, sales and earnings can be increased by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. We also provide aerospace and other technologies and services to governmental and commercial customers, including national defense hardware, antenna and video tactical solutions, civil and operational space hardware and system engineering services.

We sell our aluminum packaging products mainly to large, multinational beverage, personal care and household products companies with which we have developed long-term relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a significant portion of our packaging products to major companies and brands, as well as to numerous regional customers. The overall global aluminum beverage and aerosol container industries are growing and are expected to continue to grow in the medium to long term. The primary customers for the products and services provided by our aerospace segment are U.S. government agencies or their prime contractors.

We purchase our raw materials from relatively few suppliers. We also have exposure to inflation, in particular the rising costs of raw materials, as well as other direct cost inputs. We mitigate our exposure to the changes in the costs of aluminum through the inclusion of provisions in contracts covering the majority of our volumes to pass through aluminum price changes, as well as through the use of derivative instruments. The pass-through provisions generally result in proportional increases or decreases in sales and costs with a greatly reduced impact, if any, on net earnings. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contract provisions generally mitigate the risk of customer loss, and our long-term relationships represent a known, stable customer base.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we have made progress on each of the levers as follows:

●	Maximizing value in our existing businesses by improving efficiencies in our beverage container and end facilities in North America, South America and Europe, and expanding specialty container production across our global plant network to meet current demand; leveraging plant floor systems in our beverage facilities to reduce costs and manage contractual provisions across our diverse customer base; successfully acquiring and integrating a large global aluminum beverage business while also divesting underperforming steel food and steel aerosol packaging assets in North and South America and four beverage packaging facilities in China; and in the remaining aluminum aerosol business, installing new extruded aluminum aerosol lines in our European, Mexican and Indian facilities while also implementing cost-out and value-in initiatives across all of our businesses;

●	Expanding further into new products and capabilities through commercializing our new lightweight, infinitely recyclable aluminum cup and providing next-generation extruded aluminum aerosol packaging that utilizes proprietary technology to significantly lightweight the can; and successfully introducing new specialty beverage cans and aluminum bottle-shaping technology;

●	Aligning ourselves with the right customers and markets by investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent approximately 43 percent of our global beverage packaging mix; aligning with spiked seltzer and craft brewers, sparkling and still water fillers, wine producers and other new beverage producers who continue to use aluminum beverage containers to grow their business;

●	Broadening our geographic reach with our acquisition of Rexam and our new investments in beverage manufacturing facilities in the United States, Paraguay, Spain, Mexico, Myanmar and Panama, as well as an extruded aluminum aerosol manufacturing facility in India and construction of a dedicated aluminum cup manufacturing facility in the U.S.; and

●	Leveraging our technological expertise in packaging innovation, including the introduction of our new proprietary, brandable lightweight aluminum cup and providing next-generation aluminum bottle-shaping technologies and the increased production of lightweight ReAl® containers, which utilize technology that increases the strength of aluminum used in the manufacturing process while lightweighting the can by up to 20 percent over a standard aluminum aerosol can, as well as our investment in cyber, data analytics methane monitoring, 5G and LIDAR capabilities to further enhance our aerospace technical expertise across a broader customer portfolio.

These ongoing business developments help us stay close to our customers while expanding and/or sustaining our industry positions and global reach with major beverage, personal care, household products and aerospace customers. In order to successfully execute our strategy and reach our goals, we realize the importance of excelling in the following areas: customer focus, operational excellence, innovation and business development, people and culture focus and sustainability.

RESULTS OF OPERATIONS

Management’s discussion and analysis for our results of operations on a consolidated and segment basis include a quantification of factors that had a material impact. Other factors that did not have a material impact, but that are significant to understand the results, are qualitatively described.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 22, 2019, for a comparison of the 2018 results of operations to the 2017 results.

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2019	2018	2017

Net sales	$11,474	$11,635	$10,983
Net earnings attributable to Ball Corporation	566	454	374
Net earnings attributable to Ball Corporation as a % of net sales	5%	4%	3%

Sales in 2019 were $161 million lower compared to 2018 primarily as a result of selling the U.S. and Argentine steel food and steel aerosol businesses, selling our China beverage packaging business, the pass through of lower aluminum prices, the conclusion of the South America segment’s end sales associated with the Rexam acquisition and unfavorable exchange rates for our Europe segment, partially offset by higher beverage can unit volumes and higher pricing in our Europe and North and Central America segments and increased sales in the aerospace segment.

Net earnings attributable to Ball Corporation in 2019 were $112 million higher than 2018 primarily due to higher beverage can unit volumes and prices, increased sales in the aerospace segment, lower selling, general and administrative expenses and lower income tax expense, partially offset by the conclusion of our South America segment’s end sales agreement associated with the Rexam acquisition, higher interest expense, higher business consolidation and other costs, unfavorable U.S. aluminum scrap rates and manufacturing inefficiencies experienced in our North and Central America segment.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $9,203 million in 2019 compared to $9,329 million in 2018. These amounts represented 80 percent of consolidated net sales for the years ended 2019 and 2018.

Depreciation and Amortization

Depreciation and amortization expense was $678 million in 2019 compared to $702 million in 2018. These amounts represented 6 percent of consolidated net sales for 2019 and 2018. Amortization expense in 2019 and 2018 included $155 million and $164 million, respectively, for the amortization of acquired Rexam intangibles.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $417 million in 2019 compared to $478 million in 2018. These amounts represented 4 percent of consolidated net sales for both years.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $244 million in 2019 compared to $191 million in 2018. These amounts represented 2 percent of consolidated net sales for both years.

The year-over-year increase in business consolidation and other activities in 2019 compared to 2018 was primarily due to charges related to the impairment of long-lived and other assets in Saudi Arabia and the sale of the China beverage packaging and Argentine steel aerosol businesses, partially offset by a gain on indirect taxes in Brazil.

Interest Expense

Total interest expense was $324 million in 2019 compared to $302 million in 2018. Interest expense was higher in 2019 as compared to 2018 as the average level of debt held was higher than the preceding period. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average monthly borrowings was 4 percent in 2019 and 2018.

Tax Provision

The company’s effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year.

The 2019 effective income tax rate was 11.7 percent compared to 29.2 percent for 2018. As compared with the statutory U.S. federal income tax rate of 21 percent, the 2019 effective rate was reduced by 7.1 percent for equity compensation benefits, by 3.1 percent for various uncertain tax positions and by 1.6 percent for the impact of the U.S. R&D credit. These reductions were partially offset by an increase of 2.0 percent due to the tax on global intangible low-taxed income (GILTI). While these items are expected to recur, the potential magnitude of each item is uncertain.

Further details of taxes on income and the impacts of the U.S. tax reform are included in Note 16 to the consolidated financial statements within Item 8 of this annual report.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Years Ended December 31,
($ in millions)	2019	2018	2017

Net sales	$4,758	$4,626	$4,178

Comparable operating earnings	555	551	533
Business consolidation and other activities (a)	(14)	(6)	(47)
Amortization of acquired Rexam intangibles	(29)	(31)	(32)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	—	(6)
Total segment earnings	$512	$514	$448
Comparable operating earnings as a % of segment net sales	12%	12%	13%
(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 8 of this annual report.
(b)	Catch-up depreciation and amortization of $6 million related to the six months ended December 31, 2016, was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

Segment sales in 2019 were $132 million higher compared to 2018. The increase in 2019 was primarily due to higher volumes of $192 million and improved customer sales mix, partially offset by the pass through of lower aluminum prices. We cannot predict the impact on sales that will result from future changes in aluminum input prices.

Comparable operating earnings in 2019 were $4 million higher compared to 2018 primarily due to higher sales volumes and improved customer sales mix, partially offset by unfavorable U.S. aluminum scrap rates, increased start-up costs and operational inefficiencies.

Beverage Packaging, South America

	Years Ended December 31,
($ in millions)	2019	2018	2017

Net sales	$1,670	$1,701	$1,692

Comparable operating earnings	288	313	333
Business consolidation and other activities (a)	15	11	(5)
Amortization of acquired Rexam intangibles	(56)	(56)	(56)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	—	(14)
Total segment earnings	$247	$268	$258
Comparable operating earnings as a % of segment net sales	17%	18%	20%
(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 8 of this annual report.
(b)	Catch-up depreciation and amortization of $14 million related to the six months ended December 31, 2016, was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

Segment sales in 2019 were $31 million lower compared to 2018. The decrease in 2019 was primarily related to the pass through of lower aluminum prices, the conclusion of the end sales agreement associated with the Rexam acquisition and regional price/mix, partially offset by higher can and end volumes of $132 million.

Comparable operating earnings in 2019 were $25 million lower compared to 2018 primarily related to the conclusion of the end sales agreement associated with the Rexam acquisition, regional price/mix and unfavorable currency exchange rates, partially offset by higher can and end volumes.

Beverage Packaging, Europe

	Years Ended December 31,
($ in millions)	2019	2018	2017

Net sales	$2,651	$2,619	$2,360

Comparable operating earnings	308	282	233
Business consolidation and other activities (a)	(39)	(49)	(89)
Amortization of acquired Rexam intangibles	(63)	(70)	(67)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	—	(19)
Total segment earnings	$206	$163	$58
Comparable operating earnings as a % of segment net sales	12%	11%	10%
(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 8 of this annual report.
(b)	Catch-up depreciation and amortization of $19 million related to the six months ended December 31, 2016, was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

Segment sales in 2019 were $32 million higher compared to 2018. The increase in 2019 was primarily due to higher sales volumes of $188 million, partially offset by unfavorable currency exchange rates of $147 million and the pass through of lower aluminum prices.

Comparable operating earnings in 2019 were $26 million higher compared to 2018 primarily due to increased sales volumes, price/mix and operational efficiencies from plant network optimization, partially offset by unfavorable currency exchange rates.

Aerospace

	Years Ended December 31,
($ in millions)	2019	2018	2017

Net sales	$1,479	$1,196	$991
Comparable operating earnings	140	113	98
Comparable operating earnings as a % of segment net sales	9%	9%	10%

Segment sales in 2019 were $283 million higher compared to 2018, and comparable operating earnings were $27 million higher. The increase in sales and operating earnings for 2019 was primarily the result of increases from significant U.S. national defense contracts.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 98 percent of segment sales in 2019 compared to 99 percent of segment sales in 2018. The aerospace contract mix in 2019 consisted of 64 percent cost-type contracts, which are billed at our costs plus an agreed-upon and/or earned profit component, and 34 percent fixed-price contracts. The remaining sales were for time and materials contracts.

Contracted backlog for the aerospace segment at December 31, 2019 and 2018, was $2.5 billion and $2.2 billion, respectively. The year-over-year increase reflects several major contract awards during 2019. The segment has numerous outstanding bids for future contract awards. The backlog at December 31, 2019, consisted of 55 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

Many of the above noted financial measurements are presented on a non-U.S. GAAP basis and should be considered in connection with the consolidated financial statements within Item 8 of this annual report. Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. A presentation of earnings in accordance with U.S. GAAP is available in Item 8 of this annual report.

Based on the above definitions, our calculations of comparable operating earnings, comparable net earnings, comparable diluted earnings per share and free cash flow are summarized in the tables included within Item 6 of this Annual Report on Form 10-K.

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

For information regarding the company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Notes 1 and 2 to the consolidated financial statements within Item 8 of this annual report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Our primary sources of liquidity are cash provided by operating activities and external committed borrowings. We believe that cash flows from operations, cash on hand and cash provided by short-term, long-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. The following table summarizes our cash flows:

	Years Ended December 31,
($ in millions)	2019	2018	2017

Cash flows provided by (used in) operating activities (a)	$1,548	$1,566	$1,478
Cash flows provided by (used in) investing activities	(422)	(206)	(545)
Cash flows provided by (used in) financing activities	(46)	(1,040)	(1,073)
(a)	Amounts in 2017 have been retrospectively adjusted to reflect the adoption of new accounting guidance for the preparation of the statement of cash flows that was effective January 1, 2018. See Notes 2 and 7 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K for further details.

Cash flows provided by operations were lower in 2019 compared to 2018, primarily due to higher pension contributions, partially offset by higher earnings. The impact of changes in working capital on operating cash flows for 2019 was a $236 million inflow. Excluding the impact of the sale of the U.S. steel food and steel aerosol packaging business in 2018 and the sale of the China beverage packaging and Argentina steel aerosol businesses in 2019, our working capital movements reflect a decrease of days sales outstanding from 42 days in 2018 to 39 days in 2019 and an increase in days payable outstanding from 112 days in 2018 to 121 days in 2019.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $1.4 billion and $1.2 billion at December 31, 2019, and December 31, 2018, respectively. A total of $230 million and $178 million were available for sale under these programs at December 31, 2019 and 2018, respectively.

As of December 31, 2019, approximately $921 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows, cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds would be needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $945 million in 2019 and $711 million in 2018. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2024, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt was $7.8 billion at December 31, 2019, compared to $6.7 billion at December 31, 2018.

In November 2019, Ball issued €1.3 billion in aggregate principal amount of 1.50% and 0.875% euro-denominated senior notes for general corporate purposes.

In January 2020, Ball redeemed the outstanding euro-denominated 3.50% senior notes due in 2020 in the amount of €400 million and the outstanding 4.375% senior notes due in 2020 in the amount of $1 billion.

In March, 2019, the company refinanced its existing credit facilities with a U.S. dollar term loan facility, a U.S. dollar revolving facility and a multi-currency revolving facility that mature in March 2024. The revolving facilities provide the company with up to the U.S. dollar equivalent of $1.75 billion.

In March 2018, Ball issued $750 million of 4.875% senior notes and used the proceeds to repay $315 million of its Term A loan, as well as outstanding multi-currency revolver and short-term credit facility borrowings.

At December 31, 2019, taking into account outstanding letters of credit, approximately $1.7 billion was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until March 2024. In addition to these facilities, the company had $1 billion of short-term uncommitted credit facilities available at December 31, 2019, of which $26 million was outstanding and due on demand.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at December 31, 2019, and for all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 4.5 times at December 31, 2019. As of December 31, 2019, approximately $2.2 billion of the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities are available without violating our existing debt covenants. Additional details about our debt are available in Note 15 to the consolidated financial statements within Item 8 of this annual report.

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

Based on the above definition, our consolidated free cash flow is summarized as follows:

	Years Ended December 31,
($ in millions)	2019	2018	2017

Total cash provided by operating activities (a)	$1,548	$1,566	$1,478
Capital expenditures	(598)	(816)	(556)
Free cash flow (a)	$950	$750	$922
(a)	Amounts in 2017 have been retrospectively adjusted to reflect the adoption of new accounting guidance for the preparation of the statement of cash flows that was effective January 1, 2018. See Notes 2 and 7 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K for further details.

Based on information currently available, we estimate cash flows from operating activities for 2020 to be approximately $1.4 billion, capital expenditures to be in the range of $800 million and free cash flow to be in the range of $600 million. In 2020, we intend to utilize our operating cash flow to fund our growth capital projects, dividend payments, stock buybacks, service debt and, to the extent available, acquisitions that meet our criteria. Approximately $560 million of capital expenditures was contractually committed as of December 31, 2019.

Commitments

Cash payments required for long-term debt maturities and interest payments, rental payments under noncancellable operating leases and purchase obligations in effect at December 31, 2019, are summarized in the following table:

	Payments Due By Year (a)
($ in millions)	Total	2020	2021-2022	2023-2024	2025 and Thereafter

Long-term debt (b)	$7,857	$1,454	$752	$3,282	$2,369
Interest payments on long-term debt (c)	1,077	240	448	298	91
Purchase obligations (d)	14,091	4,625	6,378	2,714	374
Lease liabilities (e)	302	66	95	53	88
Total payments on contractual obligations	$23,327	$6,385	$7,673	$6,347	$2,922
(a)	Amounts reported in local currencies have been translated at year end 2019 exchange rates.
(b)	Amounts represent future cash payments due and exclude future amortization of debt issuance costs of $65 million at December 31, 2019.
(c)	For variable rate facilities, amounts are based on interest rates in effect at year end and do not contemplate the effects of any hedging instruments utilized by the company.
(d)

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

(e)	As of December 31, 2019, the company has manufacturing equipment leases that have not yet commenced for which the payments are not known at this time. These leases will commence in 2020 and 2021 with lease terms of 10 years.

The table above excludes $63 million of uncertain tax positions, as the ultimate timing of resolution for these matters is unknown at this time.

Also excluded from the table above are contributions to the company’s defined benefit pension plans, which are expected to be approximately $90 million in 2020. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to the plans are expected to be approximately $393 million, $361 million, $366 million, $370 million and $373 million for the years ending December 31, 2020 through 2024, respectively, and approximately $1.9 billion for the years ending December 31, 2025 through 2029.

Based on changes in return on asset and discount rate assumptions, as well as revisions based on plan experience studies, total pension expense in 2020, is anticipated to be approximately $2 million higher than in 2019. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an increase of approximately $14 million in total 2020 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $1 million increase of pension expense in 2020. Additional details about our defined benefit pension plans are available in Note 17 to the consolidated financial statements within Item 8 of this annual report.

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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements concerning future events and financial performance. Words such as "expects," "anticipates," "estimates," "believes," "targets," "likely," "positions" and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements and any such statements should be read in conjunction with, and, qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Additional factors that might affect: a) our packaging segments include product capacity, supply, and demand constraints and fluctuations; availability/cost of raw materials and logistics; competitive packaging, pricing and substitution; changes in climate and weather; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation; power and supply chain interruptions; potential delays and tariffs related to the U.K’s departure from the EU; changes in major customer or supplier contracts or a loss of a major customer or supplier; political instability and sanctions; currency controls; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions in any country affecting goods produced by us or in our supply chain, including imported raw materials, such as pursuant to Section 232 of the U.S. Trade Expansion Act of 1962 or Section 301 of Trade Act of 1974; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the company as a whole include those listed plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; information technology initiatives and management of cyber-security processes; litigation; strikes; labor cost changes; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including the U.S. government elections, budget, sequestration and debt limit; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures.

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

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s aluminum prices would result in an estimated $3 million after-tax reduction in net earnings over a one-year period. Additionally, the company has currency exposures on raw materials and the effect of a 10 percent adverse change is included in the total currency exposure discussed below. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2019, included pay-fixed interest rate swaps which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2019, assumed floating rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a 100-basis point increase in interest rates would result in an estimated $3 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

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

Considering the company’s derivative financial instruments outstanding at December 31, 2019, and the various currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening, mainly against the Russian ruble) in currency exchange rates compared to the U.S. dollar would result in an estimated $27 million after-tax reduction in net earnings over a one-year period. This hypothetical adverse change in currency exchange rates would also reduce our forecasted average debt balance by $224 million. Actual changes in market prices or rates may differ from hypothetical changes.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ball Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive earnings (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Notes 2 and 1 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements, and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recoverability of Goodwill – BPAMEA Reporting Unit

As described in Notes 1 and 11 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.4 billion as of December 31, 2019, and the goodwill associated with the Ball Packaging Asia, Middle East, and Africa (BPAMEA) reporting unit was $102 million. On an annual basis and at interim periods when circumstances require, management tests the recoverability of the Company’s goodwill. Management compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds the fair value. Management estimates fair value for each reporting unit primarily using the income approach. Under the income approach, fair value is estimated as the present value of estimated future cash flows of each reporting unit. The projected cash flows incorporate various assumptions related to weighted average cost of capital (WACC) and growth rates that are specific to each reporting unit, including assumptions relating to net sales growth rates, terminal growth rates, and EBITDA (a non-U.S. GAAP measure defined by the Company as earnings before interest, taxes, depreciation and amortization) margin. Management corroborates the results of its income approach using the market approach. Under the market approach, management uses available information regarding multiples used in any recent market transactions involving transfer of controlling interests as well as publicly available trading multiples based on the enterprise value of companies in either the packaging or aerospace and defense industries. The appropriate multiple is applied to forecasted EBITDA of each reporting unit to estimate fair value.

The principal considerations for our determination that performing procedures relating to the recoverability of goodwill associated with the BPAMEA reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the BPAMEA reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures, and in evaluating the related audit evidence, over management’s cash flow projections and significant assumptions, including the net sales growth rate, terminal growth rate, EBITDA margin, and WACC. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the related audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of the recoverability of goodwill, including controls over the valuation of the Company’s BPAMEA reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the income approach and the market approach; testing the completeness, accuracy and relevance of underlying data used in these approaches; and evaluating the significant assumptions used by management in the Company’s income approach, including the net sales growth rate, terminal growth rate, EBITDA margin, and WACC. Evaluating management’s assumptions related to the net sales growth rate, terminal growth rate, and EBITDA margin involved evaluating whether the assumptions used by management were reasonable, considering (i) the past performance of the reporting units, (ii) the consistency of these assumptions with third-party industry and economic data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach and market approach, as well as certain significant assumptions, including the WACC.

Revenue Recognition - Estimated Costs at Completion for Aerospace Fixed-Price Contracts

As described in Notes 1, 3 and 5 to the consolidated financial statements, sales for the aerospace segment were $1.5 billion for the year ended December 31, 2019, including sales under long-term fixed-price contracts, which are primarily recognized using percentage-of-completion accounting under the cost-to-cost method. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. Throughout the period of contract performance, management regularly evaluates and, if necessary, revises its estimates of total contract revenue, total contract cost, and extent of progress toward completion.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs at completion for aerospace fixed-price contracts is a critical audit matter are there was significant judgment by management when determining the estimated costs at completion for such contracts. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures, and in evaluating the related audit evidence, over management’s assumptions of estimated costs at completion for fixed-price contracts, including the nature and technical complexity of the work to be performed, the availability and cost volatility of materials, subcontractor and vendor performance, and schedule and performance delays.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accuracy of estimated costs at completion for aerospace fixed-price contracts. These procedures also included, among others, evaluating and testing management’s process for determining the estimated revenue and cost at completion for aerospace fixed-price contracts, including the specific factors considered by management for each contract. Evaluating management’s assumptions for reasonableness involved assessing the nature and status of fixed-price contracts, performing retrospective reviews of fixed-price contract estimates and changes in estimates over time, obtaining evidence to support estimated costs to complete, and assessing the reasonableness of factors considered and significant assumptions made by management in determining the estimated revenue and costs at completion used to recognize revenue.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 19, 2020

We have served as the Company’s auditor since at least 1962. We have not been able to determine the specific year we began serving as auditor of the Company.

Consolidated Statements of Earnings

Ball Corporation

	Years Ended December 31,
($ in millions, except per share amounts)	2019	2018	2017

Net sales	$11,474	$11,635	$10,983

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(9,203)	(9,329)	(8,717)
Depreciation and amortization	(678)	(702)	(729)
Selling, general and administrative	(417)	(478)	(514)
Business consolidation and other activities	(244)	(191)	(221)
	(10,542)	(10,700)	(10,181)

Earnings before interest and taxes	932	935	802

Interest expense	(317)	(301)	(285)
Debt refinancing and other costs	(7)	(1)	(3)
Total interest expense	(324)	(302)	(288)

Earnings before taxes	608	633	514
Tax (provision) benefit	(71)	(185)	(165)
Equity in results of affiliates, net of tax	(1)	5	31
Net earnings	536	453	380
Net (earnings) loss attributable to noncontrolling interests	30	1	(6)
Net earnings attributable to Ball Corporation	$566	$454	$374

Earnings per share:
Basic	$1.71	$1.32	$1.07
Diluted	$1.66	$1.29	$1.05

Weighted average shares outstanding: (000s)
Basic	331,102	344,796	350,269
Diluted	340,121	352,321	356,985

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings (Loss)

Ball Corporation

	Years Ended December 31,
($ in millions)	2019	2018	2017

Net earnings	$536	$453	$380

Other comprehensive earnings (loss):
Foreign currency translation adjustment	166	(197)	38
Pension and other postretirement benefits	(270)	122	296
Derivatives designated as hedges	58	(86)	17
Total other comprehensive earnings (loss)	(46)	(161)	351
Income tax (provision) benefit	50	(18)	(65)
Total other comprehensive earnings (loss), net of tax	4	(179)	286

Total comprehensive earnings (loss)	540	274	666
Comprehensive (earnings) loss attributable to noncontrolling interests	30	1	(7)
Comprehensive earnings (loss) attributable to Ball Corporation	$570	$275	$659

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation

	December 31,
($ in millions)	2019	2018

Assets
Current assets
Cash and cash equivalents	$1,798	$721
Receivables, net	1,631	1,802
Inventories, net	1,274	1,271
Other current assets	181	146
Total current assets	4,884	3,940
Noncurrent assets
Property, plant and equipment, net	4,470	4,542
Goodwill	4,419	4,475
Intangible assets, net	2,002	2,188
Other assets	1,585	1,409
Total assets	$17,360	$16,554

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$1,480	$219
Accounts payable	3,136	3,095
Accrued employee costs	285	289
Other current liabilities	676	492
Total current liabilities	5,577	4,095
Noncurrent liabilities
Long-term debt	6,337	6,510
Employee benefit obligations	1,486	1,455
Deferred taxes	561	645
Other liabilities	380	287
Total liabilities	14,341	12,992

Equity
Common stock (676,302,319 shares issued - 2019; 673,236,720 shares issued - 2018)	1,178	1,157
Retained earnings	5,803	5,341
Accumulated other comprehensive earnings (loss)	(910)	(835)
Treasury stock, at cost (351,667,322 shares - 2019; 337,978,571 shares - 2018)	(3,122)	(2,205)
Total Ball Corporation shareholders' equity	2,949	3,458
Noncontrolling interests	70	104
Total equity	3,019	3,562
Total liabilities and equity	$17,360	$16,554

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation

	Years Ended December 31,
($ in millions)	2019	2018	2017

Cash Flows from Operating Activities
Net earnings	$536	$453	$380
Adjustments to reconcile net earnings to cash provided by
(used in) continuing operating activities:
Depreciation and amortization	678	702	729
Business consolidation and other activities	244	191	221
Deferred tax provision (benefit)	(45)	35	82
Other, net	(101)	95	(268)
Working capital changes, excluding effects of acquisitions and dispositions:
Receivables	49	(17)	(189)
Inventories	(45)	(248)	(66)
Other current assets	(18)	(47)	21
Accounts payable	72	592	639
Accrued employee costs	(1)	(77)	5
Other current liabilities	175	(140)	(28)
Other, net	4	27	(48)
Cash provided by (used in) operating activities	1,548	1,566	1,478
Cash Flows from Investing Activities
Capital expenditures	(598)	(816)	(556)
Proceeds from business dispositions, net of cash sold	160	539	(2)
Other, net	16	71	13
Cash provided by (used in) investing activities (a)	(422)	(206)	(545)
Cash Flows from Financing Activities
Long-term borrowings	2,819	1,475	765
Repayments of long-term borrowings	(1,524)	(1,533)	(1,810)
Net change in short-term borrowings	(183)	(120)	184
Proceeds from issuances of common stock	19	28	27
Acquisitions of treasury stock	(964)	(739)	(103)
Common dividends	(182)	(137)	(129)
Other, net	(31)	(14)	(7)
Cash provided by (used in) financing activities	(46)	(1,040)	(1,073)

Effect of exchange rate changes on cash	(2)	(51)	(8)

Change in cash, cash equivalents and restricted cash (a)	1,078	269	(148)
Cash, cash equivalents and restricted cash – beginning of year (a)	728	459	607
Cash, cash equivalents and restricted cash – end of year (a)	$1,806	$728	$459
(a)	Amounts in 2017 have been retrospectively adjusted to reflect the adoption of new accounting guidance for the preparation of the statement of cash flows that was effective January 1, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other		Total
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Shareholders'
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2016	668,504	$1,038	(318,774)	$(1,401)	$4,739	$(941)	$106	$3,541
Net earnings	—	—	—	—	374	—	6	380
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	285	1	286
Common dividends, net of tax benefits	—	—	—	—	(126)	—	—	(126)
Treasury stock purchases	—	—	(2,552)	(103)	—	—	—	(103)
Treasury shares reissued	—	—	631	22	—	—	—	22
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,072	46	—	—	—	—	—	46
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Other activity	—	—	—	8	—	—	(3)	5
Balance at December 31, 2017	670,576	1,084	(320,695)	(1,474)	4,987	(656)	105	4,046
Impact of adopting new revenue recognition accounting standard	—	—	—	—	37	1	—	38
Balance at December 31, 2017, as adjusted	670,576	1,084	(320,695)	(1,474)	5,024	(655)	105	4,084
Net earnings	—	—	—	—	454	—	(1)	453
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(179)	—	(179)
Common dividends, net of tax benefits	—	—	—	—	(138)	—	—	(138)
Treasury stock purchases	—	—	(18,021)	(755)	—	—	—	(755)
Treasury shares reissued	—	—	737	23	—	—	—	23
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,661	73	—	—	—	—	—	73
Other activity	—	—	—	1	1	(1)	—	1
Balance at December 31, 2018	673,237	1,157	(337,979)	(2,205)	5,341	(835)	104	3,562
Net earnings	—	—	—	—	566	—	(30)	536
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(41)	—	(41)
Currency translation recognized in earnings from the sale of the Argentina steel aerosol business	—	—	—	—	—	45	—	45
Reclassification of stranded tax effects	—	—	—	—	79	(79)	—	—
Common dividends, net of tax benefits	—	—	—	—	(181)	—	—	(181)
Treasury stock purchases	—	—	(14,383)	(950)	—	—	—	(950)
Treasury shares reissued	—	—	695	25	—	—	—	25
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	3,065	21	—	—	—	—	—	21
Other activity	—	—	—	8	(2)	—	(4)	2
Balance at December 31, 2019	676,302	$1,178	(351,667)	$(3,122)	$5,803	$(910)	$70	$3,019

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

Critical Accounting Policies

The company considers certain accounting policies to be critical, as their application requires management’s judgment about the impacts of matters that are inherently uncertain. Detailed below is a discussion of the accounting policies that management considers to be critical to the company’s consolidated financial statements.

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

Recoverability of Goodwill

On an annual basis and at interim periods when circumstances require, the company tests the recoverability of its goodwill. The company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the company recognizes an impairment charge for the amount by which the carrying value exceeds the fair value. The company estimates fair value for each reporting unit primarily using the income approach. Under the income approach, fair value is estimated as the present value of estimated future cash flows of each reporting unit. The projected cash flows incorporate various assumptions related to weighted average cost of capital (WACC) and growth rates that are specific to each reporting unit, including assumptions relating to net sales growth rates, terminal growth rates and EBITDA (a non-U.S. GAAP measure defined by the company as earnings before interest, taxes, depreciation and amortization) margin. The company corroborates the results of its income approach using the market approach. Under the market approach, the company uses available information regarding multiples used in any recent market transactions involving transfer of controlling interests as well as publicly available trading multiples based upon the enterprise value of companies in either the packaging or aerospace and defense industries. The appropriate multiple is applied to forecasted EBITDA of each reporting unit to estimate fair value.

Defined Benefit Pension Plans and Other Employee Benefits

The company has defined benefit plans and postretirement plans that provide certain medical benefits and life insurance for retirees and eligible dependents and, to a lesser extent, participates in multi-employer defined benefit plans for which Ball is not the sponsor. For the company-sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, health care cost trend rates, mortality rates and other assumptions. The company believes the accounting estimates related to the company’s pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by the company’s actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset or asset group may not be recoverable based on the undiscounted future cash flows of the asset. The company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. If the carrying amount of the asset or asset group is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or with the assistance of external appraisals, as applicable.

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

Revenue Recognition in the Beverage and Aerosol Packaging Segments

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

For sales recognized in 2017, the company recognized sales of products in its packaging segments when the four basic criteria of the former guidance on revenue recognition were met: delivery had occurred, title had transferred, there was persuasive evidence of an agreement or arrangement and the price was fixed or determinable and collection was reasonably assured.

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

The company has determined that the following distinct goods and services represent separate performance obligations:

●	Manufacture of beverage cans, which may be generic or unique;
●	Manufacture of aerosol containers, which may be generic or unique; and
●	Manufacture of beverage and aerosol lids and ends, which may be generic or unique.

Ball Corporation

Notes to the Consolidated Financial Statements

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

Ball Corporation

Notes to the Consolidated Financial Statements

To estimate variable consideration, the company may apply both the “expected value” method and “most likely amount” method based on the form of variable consideration, after considering which method would provide the best prediction of consideration to be received from the company’s customers. The expected value method involves a probability-weighted determination of the expected amount, whereas the most likely amount method identifies the single most likely outcome in a range of possible amounts. In certain cases, both methods may be used within a single contract if multiple forms of variable consideration exist. However, once a method has been applied to one form of variable consideration, it is applied consistently throughout the contract term.

The primary types of variable consideration present in the company’s contracts are per-unit price changes, volume discounts and rebates. Once variable consideration has been estimated, it will be constrained if a significant reversal of the cumulative amounts of sales is probable in the context of the contract.

Revenue Recognition in the Aerospace Segment

Sales under fixed-price long-term contracts in the aerospace segment are primarily recognized using percentage-of-completion accounting under the cost-to-cost method. The company elected to apply the modified retrospective method to all contracts that were not completed as of January 1, 2018. The cumulative effect of initially applying the new revenue standard was recognized as an adjustment to the company’s retained earnings balance as of January 1, 2018. Comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Sales in 2017 from the majority of the company’s aerospace business contracts were recognized over time under the cost-to-cost method based on the continuous transfer of control to the customer, which is consistent with the new revenue accounting standard and related amendments.

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

The company has determined that the following distinct goods and services represent separate performance obligations:

●	Manufacture and delivery of distinct spacecraft and/or hardware components;
●	Research reports, for contracts where such reports are the sole or primary deliverable;
●	Design, add-on, or special studies for contracts where such studies have stand-alone value or a material right exists due to discounted pricing; and
●	Warranty and performance guarantees beyond standard repair/replacement.

Performance obligations with no alternative use are recognized over time, when the company has an enforceable right to payment for efforts completed to-date. Because of sales contract payment schedules, limitations on funding, and contract terms, the company’s sales and accounts receivable generally include amounts that have been earned but not yet billed. The company’s payment terms vary by the type and location of the company’s customer and the products or services offered. All payment terms are less than one year.

Ball Corporation

Notes to the Consolidated Financial Statements

Contracts are often modified to account for changes in contract specifications and requirements. The company considers contract modifications to exist when the modification either creates new or revised enforceable rights and obligations. Most of the company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract, and such contract modifications are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and the company’s measure of progress for the performance obligation to which it relates, is recognized as an adjustment to sales (either as an increase or reduction of sales) on a cumulative catch-up basis.

Within the aerospace segment, performance obligations are recognized over time. Aerospace contracts involve specialized and unique products that are tailored to the specific needs of the customer, such as a spacecraft or other hardware conforming to the specifications required by the customer, and as such, no alternative use exists. When there is an enforceable right to payment at cost plus reasonable margin for performance completed to date, the sales are recorded over time as the goods are manufactured or services are performed. Determining a measure of progress requires management to make judgments that affect the timing of recording sales. Sales under long-term contracts in the aerospace segment are primarily recognized using percentage-of-completion accounting under the cost-to-cost method, which is an input method. Under this method, the extent of progress towards completion is measured based on the ratio of costs incurred to date versus the total estimated costs upon completion of the performance obligation. The cost-to-cost method best depicts the transfer of assets to the customer as the company incurs costs on the company’s contracts. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. Throughout the period of contract performance, the company regularly evaluates and, if necessary, revises estimates of total contract revenue, total contract cost, and extent of progress toward completion.

The two primary types of long-term sales contracts utilized are cost-type contracts, which are agreements to perform for cost plus an agreed-upon profit component, and fixed price sales contracts, which are completed for a fixed price. Cost-type sales contracts can have different types of fee arrangements, including fixed-fee, cost, milestone and performance incentive fees, award fees or a combination thereof. At the inception of contract performance, the company estimates sales associated with base, incentive and other fees exclusive of any constraint. In other words, the company estimates sales to the extent that it is not probable a significant reversal will occur over the period of contract performance. The company has determined that the above provides a faithful depiction of the transfer of goods to the customer and is the best measure of depicting the company’s performance as control is transferred to customers.

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

Uncertainty as to the total amount that will be paid by the customer (such as the exact amount of costs that will be incurred and fees that will be earned by us to satisfy the contractual requirements) gives rise to variable consideration. To estimate variable consideration, the company applies the “most likely amount” method or the “expected value” method depending on the nature of the variable consideration. In certain cases, both methods may be used within a single contract if multiple forms of variable consideration exist. However, once a method has been applied to one form of variable consideration, it is applied consistently throughout the contract term.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Revenue Contract Costs

The company has determined there are no material costs that meet the capitalization criteria for costs to obtain or fulfill a contract.

Revenue Recognition Practical Expedients

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

The company has also elected the significant financing component practical expedient which allows management to not assess whether the contract has a significant financing component in circumstances where, at contract inception, the expected contract duration is less than one year.

Disaggregation of Sales

The company disaggregates net sales by reportable segments, as disclosed in Note 3, and based on the timing of transfer of control for goods and services, as disclosed in Note 5. The transfer of control for goods and services may occur at a point in time or over time; in other words, sales may be recognized over the course of the underlying contract, or they may occur at a single point in time based upon the transfer of control. The company determined that disaggregating sales into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of sales and cash flows are affected by economic factors. As disclosed in Note 3, the company’s business consists of four reportable segments, which encompass disaggregated product lines and geographical areas: (1) beverage packaging, North and Central America; (2) beverage packaging, South America; (3) beverage packaging, Europe; and (4) aerospace.

Revenue Contract Balances

The company enters into contracts to sell beverage packaging, aerosol packaging, and aerospace products. The payment terms and conditions in customer contracts vary. Those customers that prepay are represented by the contract liabilities shown in Note 5, until the company’s performance obligations are satisfied. Contract assets would exist when sales have been recorded (i.e., control of the goods or services has been transferred to the customer) but customer payment is contingent on a future event beyond the passage of time (i.e., satisfaction of additional performance obligations). Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

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

Research and Development Costs

Research and development costs are expensed as incurred in connection with the company’s programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $44 million, $32 million and $27 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As part of adopting the new lease standard, Ball has made the following elections:

●	To carry forward the historical lease determination and classification conclusions as established under the old standard, and not reassess initial direct costs for existing leases;
●	To carry forward its historical accounting treatment for land easements on existing agreements;
●	Not to apply the balance sheet recognition requirements of the new lease standard to leases with a term of one year or less (short-term leases); and
●	For all classes of underlying assets, to account for non-lease components of a contract as part of the single lease component to which they are related.

The adoption of the new lease standard resulted in the following impacts on the company’s consolidated balance sheets:

($ in millions)	Balance at December 31, 2018	Adjustments Due to Adoption	Balance at January 1, 2019

Assets:
Other current assets	$140	$(1)	$139
Operating lease right-of-use assets (a)	—	244	244
Other assets	1,409	(25)	1,384

Liabilities:
Other current liabilities	$492	$(3)	$489
Current operating lease liabilities (b)	—	53	53
Other liabilities	287	(14)	273
Noncurrent operating lease liabilities (b)	—	182	182
(a)	Operating lease right-of-use assets are recognized within other assets in Ball’s consolidated balance sheets.
(b)	Current and noncurrent operating lease liabilities are recognized within other current liabilities and other liabilities, respectively, in Ball’s consolidated balance sheets.

Ball’s adoption of the new lease standard had an immaterial impact on Ball’s results of operations in the consolidated statements of earnings; an immaterial impact on Ball’s cash flows from operating, financing, and investing activities in the consolidated statements of cash flows and no impact on Ball’s opening retained earnings balance. Ball’s accounting for finance leases remains substantially unchanged as a result of the adoption. See Note 14 for further details regarding Ball’s leases.

Ball Corporation

Notes to the Consolidated Financial Statements

Stranded Tax Effects

In February 2018, accounting guidance was issued to permit the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act signed into law in December 2017. Ball adopted this guidance on January 1, 2019, and an election was made to reclassify on the first day of the period of adoption. The total tax amount reclassified was $79 million. Remaining stranded tax amounts in accumulated other comprehensive income, which are unrelated to the U.S. Tax Cuts and Jobs Act, are not significant and will be reclassified to the income statement when the activity leading to the deferral of gains and losses has ceased in full.

New Accounting Guidance

Income Tax Simplification

In December 2019, accounting guidance was issued to simplify the accounting for income taxes. The guidance is effective for Ball on January 1, 2021, and the company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

Cloud Computing Arrangements

In August 2018, amendments to existing accounting guidance were issued to clarify the accounting for implementation costs for cloud computing arrangements. The amendments specify that existing guidance for capitalizing implementation costs incurred to develop or obtain internal-use software also applies to implementation costs incurred in a hosting arrangement that is a service contract. The guidance is effective for Ball on January 1, 2020, and will not have a material effect on the company’s consolidated financial statements.

Financial Assets

Amendments to existing guidance were issued in June 2016, followed by improvements and transition relief in 2018 and 2019, requiring financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance is expected to primarily affect Ball’s trade receivables; however, the guidance applies to other financial assets as well. The guidance is effective for Ball on January 1, 2020, and will not have a material effect on the company’s consolidated financial statements.

3. Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments outlined below:

Beverage packaging, North and Central America: Consists of operations in the U.S., Canada and Mexico that manufacture and sell metal beverage containers throughout those countries.

Beverage packaging, South America: Consists of operations in Brazil, Argentina, Chile and Paraguay that manufacture and sell metal beverage containers throughout most of South America.

Beverage packaging, Europe: Consists of operations in numerous countries in Europe, including Russia, that manufacture and sell metal beverage containers throughout most of Europe.

Ball Corporation

Notes to the Consolidated Financial Statements

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

Beginning in January 2020, Ball has changed how the beverage packaging, AMEA, and beverage packaging, Asia Pacific, operating segments are being managed and reported for the purposes of cost reduction and operational efficiency. The plants in Cairo, Egypt, and Manisa, Turkey, will be consolidated with the existing reportable beverage packaging, Europe, operating segment. The company’s operations in India and Saudi Arabia will be managed with the remainder of the beverage packaging, Asia Pacific, operating segment resulting in a new non-reportable beverage packaging, other, operating segment. The 2019 results for the Aluminum Cups business were reported in undistributed corporate expenses. Beginning in January 2020, the Aluminum Cups business will be a non-reportable operating segment. These changes will be reflected in the segment financial reporting beginning the first quarter of 2020 including comparative historical periods.

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2019	2018	2017

U.S. Government	13%	10%	9%
Anheuser-Busch InBev and affiliates	12%	13%	14%
Coca-Cola Bottlers' Sales & Services Company LLC and affiliates	9%	12%	11%

Summary of Net Sales by Geographic Area (a)

($ in millions)	U.S.	Brazil	Other	Consolidated

2019	$5,747	$1,351	$4,376	$11,474
2018	5,783	1,380	4,472	11,635
2017	5,496	1,427	4,060	10,983
(a)	Revenue is attributed based on origin of sale and includes intercompany eliminations.

Ball Corporation

Notes to the Consolidated Financial Statements

Summary of Net Long-Lived Assets by Geographic Area (a)

($ in millions)	U.S.	Brazil	U.K.	Other	Consolidated

As of December 31, 2019	$2,024	$750	$626	$2,655	$6,055
As of December 31, 2018	1,708	865	701	2,677	5,951
(a)	Long-lived assets exclude goodwill and intangible assets.

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2019	2018	2017

Net sales
Beverage packaging, North and Central America	$4,758	$4,626	$4,178
Beverage packaging, South America	1,670	1,701	1,692
Beverage packaging, Europe	2,651	2,619	2,360
Aerospace	1,479	1,196	991
Reportable segment sales	10,558	10,142	9,221
Other	916	1,493	1,762
Net sales	$11,474	$11,635	$10,983

Comparable operating earnings
Beverage packaging, North and Central America	$555	$551	$533
Beverage packaging, South America	288	313	333
Beverage packaging, Europe	308	282	233
Aerospace	140	113	98
Reportable segment comparable operating earnings	1,291	1,259	1,197
Reconciling items
Other (a)	40	31	23
Business consolidation and other activities	(244)	(191)	(221)
Amortization of acquired Rexam intangibles	(155)	(164)	(162)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	—	—	(35)
Earnings before interest and taxes	932	935	802
Interest expense	(317)	(301)	(285)
Debt refinancing and other costs	(7)	(1)	(3)
Total interest expense	(324)	(302)	(288)
Earnings before taxes	608	633	514
(a)	Includes undistributed corporate expenses, net, of $54 million, $85 million and $128 million for the years ended December 2019, 2018 and 2017, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
($ in millions)	2019	2018	2017

Depreciation and amortization (a)
Beverage packaging, North and Central America	$190	$184	$179
Beverage packaging, South America	136	131	144
Beverage packaging, Europe	231	238	254
Aerospace	43	33	31
Reportable segment depreciation and amortization	600	586	608
Other	78	116	121
Depreciation and amortization	$678	$702	$729

Capital expenditures
Beverage packaging, North and Central America	$139	$322	$283
Beverage packaging, South America	150	106	36
Beverage packaging, Europe	144	194	81
Aerospace	96	130	70
Reportable segment capital expenditures	529	752	470
Other	69	64	86
Capital expenditures	$598	$816	$556

(a)	Includes amortization of acquired Rexam intangibles.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

4. Acquisitions and Dispositions

Argentina Steel Aerosol Business

In October 2019, the company sold its Argentina steel aerosol packaging business, which included facilities in Garin and San Luis, Argentina, and recorded a loss on disposal of $52 million, which included the write-off of cumulative translation adjustments of $45 million related to the Argentina business that had been previously recorded in accumulated other comprehensive income. The loss on disposal has been presented in business consolidation and other activities in the company’s consolidated statements of earnings.

Beverage Packaging China

In September 2019, the company completed the sale of its metal beverage packaging business in China for upfront consideration of approximately $213 million, subject to customary closing adjustments, plus potential additional consideration related to the relocation of an existing facility in China in the coming years. The upfront proceeds from this sale were received in the fourth quarter of 2019; the potential additional consideration is included in other long-term assets. The company recorded a loss on disposal of $45 million in business consolidation and other activities in the consolidated statement of earnings.

U.S. Steel Food and Steel Aerosol Business

On July 31, 2018, Ball sold its U.S. steel food and steel aerosol packaging business and formed a joint venture, Ball Metalpack. In exchange for the sale of this business, Ball received approximately $600 million of cash proceeds, subject to customary closing adjustments completed as of December 31, 2018, as well as a 49 percent ownership interest in Ball Metalpack. This investment is reported in other assets as an equity method investment on the company’s consolidated balance sheet.

Ball Corporation

Notes to the Consolidated Financial Statements

Ball recorded a loss of $41 million upon completion of the sale. This loss was recorded in business consolidation and other activities in the company’s consolidated statement of earnings. In the first quarter of 2020, the shareholders of Ball Metalpack provided additional equity contributions and loans to Ball Metalpack, of which Ball's share was $30 million, which will result in Ball recognizing previously unrecorded equity method losses associated with prior periods. Ball is under no obligation to provide additional equity contributions or loans to Ball Metalpack. Also in the first quarter of 2020, an additional loss on the sale of the business of $15 million will be recorded in connection with a final adjustment to the selling price, which will be recorded in business consolidation and other activities in the company’s consolidated statement of earnings.

5. Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Year Ended December 31, 2019
($ in millions)	Point in Time	Over Time	Total

Total net sales	$2,220	$9,254	$11,474

	Year Ended December 31, 2018
($ in millions)	Point in Time	Over Time	Total

Total net sales	$2,634	$9,001	$11,635

The company did not have any contract assets at either December 31, 2019, or December 31, 2018. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2017	$45	$—
Increase	—	8
Balance at December 31, 2018	$45	$8
Increase	42	1
Balance at December 31, 2019	$87	$9

During the year ended December 31, 2019, contract liabilities increased by $43 million, which is net of cash received of $254 million and amounts recognized as sales of $211 million, all of which related to current contract liabilities. The amount of sales recognized during the year ended December 31, 2019, that were included in the company’s opening contract liabilities balance was $45 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payment. Current contract liabilities are classified within other current liabilities on the consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized sales of $15 million and $18 million during the years ended December 31, 2019 and 2018, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of December 31, 2019	$1,409	$1,067	$2,476

The contracts with an original duration of less than one year, which are excluded from the table above based on the company’s election of the practical expedient, are primarily related to contracts where control will be fully transferred to the customers in less than one year. The nature of the remaining performance obligations within these contracts, as well as the nature of the variability and how it will be resolved, are described in Note 1.

6. Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges) income included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2019	2018	2017

Beverage packaging, North and Central America	$(14)	$(6)	$(47)
Beverage packaging, South America	15	11	(5)
Beverage packaging, Europe	(39)	(49)	(89)
Other	(206)	(147)	(80)
	$(244)	$(191)	$(221)

2019

Beverage Packaging, North and Central America

During 2019, the company recorded charges of $8 million for revised estimates of charges recorded in prior periods in connection with the previously announced closures of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama. The Birmingham facility ceased production during the second quarter of 2018, and the Chatsworth and Longview facilities ceased production during the third quarter of 2018. Ball sold the Chatsworth facility during the fourth quarter of 2018.

Other income and charges in 2019 included $6 million of expense for individually insignificant activities.

Beverage Packaging, South America

During 2019, the company recorded a $57 million gain related to indirect tax gain contingencies in Brazil as these amounts are now estimable and realizable. The company’s Brazilian subsidiaries filed lawsuits in 2014 and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities because the tax base included a “tax on tax” component. See Note 23 for further details. The amounts recorded in business consolidation and other activities relate to periods prior to 2019. In the event other comparable cases are resolved and the amounts claimed become estimable and realizable, the company will record gains, which may result in material reimbursements to the company in future periods.

Ball Corporation

Notes to the Consolidated Financial Statements

The company recorded charges of $29 million in 2019 related to asset impairments, accelerated depreciation and inventory impairments related to plant closures and restructuring activities.

Other charges in 2019 included $13 million of expense for individually insignificant activities.

Beverage Packaging, Europe

During 2019, the company recorded charges of $26 million for asset impairments, accelerated depreciation and inventory impairments related to previously announced plant closures and restructuring activities.

Other charges in 2019 included $13 million of expense for individually insignificant activities.

Other

During 2019, the company recorded the following amounts:

●	A $45 million loss on the sale of the metal beverage packaging business in China and charges of $18 million for estimated employee severance costs and professional services associated with the sale.
●	A loss of $52 million related to the sale of the Argentina steel aerosol packaging business including $45 million related to cumulative translation adjustments previously recorded in accumulated other comprehensive earnings.
●	A $64 million impairment charge related to certain property, plant and equipment, intangible assets and other assets of the company’s Saudi Arabian beverage packaging business (of which Ball owns 51 percent). See Note 10 for further details.
●	A settlement loss of $8 million primarily related to the purchase of non-participating group annuity contracts to settle the projected pension benefit obligations in Ball’s Canadian defined benefit pension plan which triggered settlement accounting. The settlement loss primarily represents the aggregate unamortized actuarial loss in this pension plan.
●	Charges of $19 million for individually insignificant activities.

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

Beverage Packaging, South America

During 2018, the company recorded an $18 million gain related to indirect tax contingencies in Brazil as these amounts were determined to have been realized. As referenced above, the company’s Brazilian subsidiaries filed lawsuits in 2014

Ball Corporation

Notes to the Consolidated Financial Statements

and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities as a result of a tax on a tax being charged.

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

Other charges in 2018 included $5 million of expense for individually insignificant activities.

Other

During 2018, the company recorded the following amounts:

●	A $41 million loss on the sale of the U.S. steel food and steel aerosol packaging business.
●	A pension settlement loss of $36 million primarily related to the purchase of non-participating group annuity contracts to settle a portion of the projected pension benefit obligations in certain Ball U.S. defined benefit pension plans and to lump sums paid to certain retirees.
●	Charges of $23 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
●	Charges of $15 million for professional services and other costs associated with the sale of the U.S. steel food and steel aerosol packaging business and the proposed sale of the beverage packaging China business.
●	Charges of $4 million for employee severance and benefits, accelerated depreciation and inventory impairment related to manufacturing cost rationalization in the former food and aerosol packaging segment.
●	Charges of $2 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer in the sale of the Divestment Business.
●	Charges of $26 million for individually insignificant activities.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Beverage Packaging, South America

Charges in 2017 included $3 million of professional services and other costs associated with the Rexam acquisition and $2 million for individually insignificant activities.

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

Other charges in 2017 included $4 million for individually insignificant activities.

Other

During 2017, the company recorded the following amounts:

●	A settlement loss of $44 million primarily related to the purchase of non-participating group annuity contracts to settle a portion of the projected pension benefit obligations in certain Ball U.S. defined benefit pension plans, which triggered settlement accounting. The settlement loss primarily represented a pro rata portion of the aggregate unamortized actuarial loss in these pension plans.
●	Charges of $34 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer in the sale of the Divestment Business.
●	Charges of $25 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
●	A $55 million gain recognized in connection with the sale of the Ball portion of the Divestment Business.
●	Charges of $12 million for professional services and other costs associated with the Rexam acquisition.
●	Charges of $7 million for facility shutdown costs and accelerated depreciation for the closure of its food and aerosol packaging facility located in Weirton, West Virginia, which ceased production during the second quarter of 2017.
●	A gain of $15 million related to the sale of its food and aerosol packaging paint and general line can facility in Hubbard, Ohio.
●	Charges of $28 million for individually insignificant activities.

Ball Corporation

Notes to the Consolidated Financial Statements

7. Supplemental Cash Flow Statement Disclosures

	December 31,
($ in millions)	2019	2018

Beginning of period:
Cash and cash equivalents	$721	$448
Current restricted cash (included in other current assets)	7	10
Noncurrent restricted cash (included in other assets)	—	1
Total cash, cash equivalents and restricted cash	$728	$459

End of period:
Cash and cash equivalents	$1,798	$721
Current restricted cash (included in other current assets)	8	7
Total cash, cash equivalents and restricted cash	$1,806	$728

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers but not yet remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to $224 million and $127 million at December 31, 2019 and 2018, respectively.

In connection with the sale of a business associated with the June 2016 acquisition of Rexam, the company provided indemnifications for uncertain tax positions associated with the business. During 2018, the company made payments of $45 million in relation to these liabilities and reported them within investing activities in the consolidated statement of cash flows.

8. Receivables, Net

	December 31,	December 31,
($ in millions)	2019	2018

Trade accounts receivable	$647	$812
Unbilled receivables	556	478
Less allowance for doubtful accounts	(17)	(10)
Net trade accounts receivable	1,186	1,280
Other receivables	445	522
	$1,631	$1,802

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $247 million and $240 million at December 31, 2019 and 2018, respectively, and included $164 million at each period end, representing the recognized sales value of performance that was not yet billable to customers. The average length of the long-term contracts is approximately 2.75 years, and the average length remaining on those contracts at December 31, 2019, was one year. At December 31, 2019, $247 million of net accounts receivables is expected to be collected within the next year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

Other receivables include income and sales tax receivables, related party receivables and other miscellaneous receivables.

Ball Corporation

Notes to the Consolidated Financial Statements

The company has entered into several regional uncommitted and committed accounts receivable factoring programs with various financial institutions for certain receivables of the company. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $1.4 billion and $1.2 billion at December 31, 2019 and 2018, respectively. A total of $230 million and $178 million were available for sale under these programs as of December 31, 2019 and 2018, respectively.

9. Inventories, Net

	December 31,	December 31,
($ in millions)	2019	2018

Raw materials and supplies	$808	$727
Work-in-process and finished goods	548	614
Less: Inventory reserves	(82)	(70)
	$1,274	$1,271

10. Property, Plant and Equipment, Net

	December 31,	December 31,
($ in millions)	2019	2018

Land	$153	$159
Buildings	1,433	1,359
Machinery and equipment	5,513	5,250
Construction-in-progress	434	509
	7,533	7,277
Accumulated depreciation	(3,063)	(2,735)
	$4,470	$4,542

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $491 million, $498 million and $509 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As discussed in Note 6, Ball recorded an impairment charge in 2019 related to its Saudi Arabian beverage packaging business (of which Ball owns 51 percent). The impairment charge was recorded in the fourth quarter of 2019 and was triggered by the loss of a major customer for this business in December 2019. The loss of volumes led management to perform impairment tests for long-lived assets and goodwill for the beverage AMEA reporting unit. The impairment reviews led to the recognition of non-cash impairment charges totaling $64 million, which primarily related to property, plant and equipment and intangible assets. This impairment charge was recorded in business consolidation and other activities in the company’s consolidated statement of earnings. The fair value of the impacted long-lived assets was estimated using an income approach.

Ball Corporation

Notes to the Consolidated Financial Statements

11. Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Aerospace	Other	Total

Balance at December 31, 2017	$1,275	$1,299	$1,531	$40	$788	$4,933
Opening balance sheet adjustments	—	—	4	—	—	4
Business dispositions	—	—	—	—	(354)	(354)
Effects of currency exchange	—	—	(100)	—	(8)	(108)
Balance at December 31, 2018	$1,275	$1,299	$1,435	$40	$426	$4,475
Opening balance sheet adjustments	—	(1)	—	—	—	(1)
Business dispositions	—	—	—	—	(52)	(52)
Effects of currency exchange	—	—	(2)	—	(1)	(3)
Balance at December 31, 2019	$1,275	$1,298	$1,433	$40	$373	$4,419

During 2019, the company completed the sales of its China beverage packaging and Argentina steel aerosol businesses, which included $51 million and $1 million of goodwill, respectively, related to these businesses. The remaining goodwill balance associated with the beverage packaging, Asia Pacific, reporting unit (which is included in “Other” in the above table) was $27 million as of December 31, 2019.

During the third quarter of 2018, the company sold its U.S. steel food and steel aerosol business, which resulted in a $354 million decrease in goodwill.

The company’s annual goodwill impairment test completed as of October 1, 2019, indicated the fair value of the beverage packaging, AMEA (beverage AMEA), reporting unit, exceeded its carrying amounts by approximately 35 percent. Management’s cash flow projections for the beverage AMEA reporting unit included significant judgments and assumptions relating to net sales, terminal growth rates, EBITDA margin and the weighted average cost of capital. As discussed in Note 10, the company’s Saudi Arabia beverage packaging business lost a major customer in December 2019, and this loss of volumes led management to perform additional impairment tests for long-lived assets and goodwill for the beverage AMEA reporting unit. The impairment reviews led to the recognition of non-cash impairment charges totaling $64 million, which primarily related to property, plant and equipment and intangible assets. The trigger-based impairment review did not result in an impairment of goodwill for the beverage AMEA reporting unit.

As discussed in Note 3, beginning in January 2020, Ball has changed how its beverage packaging, AMEA, and beverage packaging, Asia Pacific, operating segments are being managed and reported. These operating segments had goodwill balances of $102 million and $27 million, respectively, as of December 31, 2019. These changes will result in the creation of a new beverage packaging, other, operating segment and reporting unit, and goodwill of $62 million will be allocated to this new beverage packaging, other, reporting unit. Based on the information available at this time, it is reasonably possible that the company will be required to record a non-cash impairment charge for some or all of the goodwill associated with this reporting unit in the first quarter of 2020, as the carrying amount of this reporting unit may exceed its fair value.

Ball Corporation

Notes to the Consolidated Financial Statements

12. Intangible Assets, Net

	December 31,	December 31,
($ in millions)	2019	2018

Acquired Rexam customer relationships and other Rexam intangibles (net of accumulated amortization of $567 million at December 31, 2019, and $399 million at December 31, 2018)	$1,909	$2,073
Capitalized software (net of accumulated amortization of $170 million at December 31, 2019, and $148 million at December 31, 2018)	69	82
Other intangibles (net of accumulated amortization of $116 million at December 31, 2019, and $112 million at December 31, 2018)	24	33
	$2,002	$2,188

Total amortization expense of intangible assets amounted to $187 million, $204 million and $220 million for the years ended December 31, 2019, 2018 and 2017, respectively, including $155 million in 2019, $164 million in 2018 and $162 million in 2017 of amortization expense related to the acquired intangible assets from Rexam. Based on intangible asset values and currency exchange rates as of December 31, 2019, total annual intangible asset amortization expense is expected to be $185 million, $173 million, $167 million, $160 million and $156 million for the years ending December 31, 2020 through 2024, respectively, and approximately $1.2 billion combined for all years thereafter.

Ball recorded an impairment charge in 2019 related to certain intangible assets of its Saudi Arabian beverage packaging business. See Notes 6 and 10 for further details.

13. Other Assets

	December 31,	December 31,
($ in millions)	2019	2018

Long-term deferred tax assets	$241	$237
Long-term pension assets	437	559
Investments in affiliates	291	302
Right-of-use operating lease assets	239	—
Other	377	311
	$1,585	$1,409

Investments in affiliates primarily includes the company’s 40 percent ownership interest in an entity in South Korea, a 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam and ownership interests of 50 percent and 49 percent in entities in the U.S.

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

The components of lease expense were as follows:

Year Ended
($ in millions)	December 31, 2019

Operating lease expense	$(67)
Variable lease expense	(10)
Sublease income	3
Net lease expense	$(74)

Supplemental cash flow information related to leases was as follows:

Year Ended
($ in millions)	December 31, 2019

Cash paid for amounts included in the measurements of lease liabilities - Operating cash outflows for operating leases	$(62)
ROU assets obtained in exchange for operating lease obligations	35

Supplemental balance sheet information related to operating leases was as follows:

($ in millions)	Balance Sheet Location	December 31, 2019

Operating lease ROU asset	Other assets	$239
Current operating lease liabilities	Other current liabilities	58
Noncurrent operating lease liabilities	Other liabilities	181

Weighted average remaining lease term and weighted average discount rate for the company’s operating leases were as follows:

December 31, 2019

Weighted average remaining lease term in years	10
Weighted average discount rate (%)	4.3

Ball Corporation

Notes to the Consolidated Financial Statements

Maturities of lease liabilities are as follows:

($ in millions)	Operating Leases

2020	$66
2021	52
2022	43
2023	32
2024	21
Thereafter	88
Future value of lease liabilities	302
Less: Imputed interest	(63)
Present value of lease liabilities	$239

As of December 31, 2019, the company has manufacturing equipment leases that have not yet commenced for which the payments are not known at this time. These leases will commence in 2020 and 2021 with lease terms of 10 years.

Total noncancellable operating leases in effect at December 31, 2018, as reported under previous lease accounting guidance, required rental payments of the following amounts in each of the following periods:

($ in millions)

2019	$66
2020	52
2021	41
2022	34
2023	25
Thereafter	87
Total future lease payments	$305

Ball Corporation

Notes to the Consolidated Financial Statements

15. Debt and Interest Costs

Long-term debt and interest rates in effect consisted of the following:

	December 31,	December 31,
($ in millions)	2019	2018

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	785	803
5.00% due March 2022	750	750
4.875% due March 2026	750	750
3.50%, euro denominated, due December 2020	449	459
1.50%, euro denominated, due March 2027	617	—
0.875%, euro denominated, due March 2024	841	—
Senior Credit Facility (at variable rates)
Term A loan, due June 2024 (2019 - 3.94%)	653	—
Term A loan, due June 2021 (2018 - 4.02%)	—	797
Other (including debt issuance costs)	(54)	(41)
	7,791	6,518
Less: Current portion of long-term debt	(1,454)	(8)
	$6,337	$6,510

In November 2019, Ball issued €750 million of 0.875% senior notes due in March 2024 and €550 million of 1.5% senior notes due in March 2027. On March 25, 2019, the company refinanced its existing credit facilities with a U.S. dollar term loan facility, a U.S. dollar revolving facility and a multicurrency revolving facility that mature in March 2024. The revolving facilities provide the company with up to the U.S. dollar equivalent of $1.75 billion. At December 31, 2019, taking into account outstanding letters of credit, substantially the entire balance was available under these revolving credit facilities. In addition, the company had $1 billion of short-term uncommitted credit facilities available at December 31, 2019, of which $26 million was outstanding and due on demand. At December 31, 2018, the company had $211 million outstanding under short-term uncommitted credit facilities. The weighted average interest rate of the outstanding short-term facilities was 5.99 percent at December 31, 2019, and 3.55 percent at December 31, 2018.

In January 2020, Ball redeemed the outstanding euro-denominated 3.50% senior notes due in 2020 in the amount of €400 million and the outstanding 4.375% senior notes due in 2020 in the amount of $1 billion.

The fair value of Ball’s long-term debt was estimated to be $8.3 billion at December 31, 2019, compared to its carrying value of $7.8 billion. The fair value was estimated to be $6.6 billion at December 31, 2018, which approximated its carrying value of $6.5 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt, based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2019, have maturities (excluding unamortized debt issuance costs of $65 million) of $1.4 billion, $1 million, $751 million, $1.8 billion and $1.4 billion in the years ending 2020 through 2024, respectively, and $2.4 billion thereafter.

Letters of credit outstanding at December 31, 2019 and 2018, were $37 million and $28 million, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

Interest payments were $331 million, $304 million and $287 million in 2019, 2018 and 2017, respectively.

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

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 4.5 times at December 31, 2019. The company was in compliance with all loan agreements and debt covenants at December 31, 2019 and 2018, and has met all debt payment obligations.

16. Taxes on Income

The amount of earnings (loss) before income taxes is:

	Years Ended December 31,
($ in millions)	2019	2018	2017

U.S.	$224	$193	$147
Foreign	384	440	367
	$608	$633	$514

The provision (benefit) for income tax expense is:

	Years Ended December 31,
($ in millions)	2019	2018	2017

Current
U.S.	$(1)	$30	$6
State and local	7	5	—
Foreign	110	115	77
Total current	116	150	83

Deferred
U.S.	(26)	21	92
State and local	(1)	9	7
Foreign	(18)	5	(17)
Total deferred	(45)	35	82
Tax provision (benefit)	$71	$185	$165

Ball Corporation

Notes to the Consolidated Financial Statements

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2019	2018	2017

Statutory U.S. federal income tax	$128	$133	$180
Increase (decrease) due to:
Foreign tax rate differences including tax holidays	(11)	(11)	(52)
Foreign tax law and rate changes	—	—	(28)
U.S. tax reform (a)	—	(45)	83
Foreign exchange loss on revaluation of Brazilian deferred tax balances	4	26	—
Global intangible low-taxed income (GILTI)	12	15	—
Permanent differences on business dispositions	(3)	56	18
U.S. state and local taxes, net	4	13	3
U.S. taxes on foreign earnings, net of tax deductions and credits	(6)	(9)	(6)
U.S. manufacturing deduction	—	—	(8)
U.S. research and development tax credits	(10)	(7)	(9)
Uncertain tax positions, including interest	(19)	(1)	(3)
Change in valuation allowances	24	31	15
Equity compensation related impacts	(43)	(14)	(16)
Other, net	(9)	(2)	(12)
Provision (benefit) for taxes	$71	$185	$165
Effective tax rate expressed as a percentage of pretax earnings	11.7%	29.2%	32.1%
(a)	Includes 2018 adjustments required to record the final impact of the implications of the U.S. Tax Cuts and Jobs Act signed into law in 2017.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the Act) was signed into law. The Act significantly changed U.S. income tax law by, among other things, reducing the U.S. federal income tax rate from 35 percent to 21 percent, transitioning from a global tax system to a modified territorial tax system, eliminating the domestic manufacturing deduction, providing for immediate expensing of certain qualified capital expenditures and limiting the tax deductions for interest expense and executive compensation. During 2017, tax expense was increased by provisional amounts of $52 million and $31 million related to the revaluing of the net deferred tax asset position in the U.S. and the transition tax, respectively. During 2018, tax expense was decreased by $45 million for the required final adjustments related to the Act. Tax expense for 2019 was increased by $12 million related to the tax on GILTI which was enacted as part of the Act in 2017. Any additional changes as part of the Act had an immaterial impact on tax expense during 2019.

The company generally intends to limit distributions from non-U.S. subsidiaries to earnings previously taxed in the U.S., primarily as a result of the transition tax or tax on GILTI incurred pursuant to the Act. As of December 31, 2019, the company has $2.1 billion of retained earnings in non-U.S. subsidiaries. Of these undistributed earnings, $655 million were previously subjected to U.S. federal income tax. The company has accrued approximately $44 million for estimated foreign withholding taxes on portions of the foreign earnings that are not indefinitely reinvested. The company has not provided deferred taxes on any other outside basis differences in our investments in other non-U.S. subsidiaries as these other outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to any of these other outside basis differences is not practicable.

Ball Corporation

Notes to the Consolidated Financial Statements

Ball’s Serbian subsidiary was granted tax relief equal to 80 percent of local investments over a ten-year period that will expire in 2022. The tax relief may be used to offset tax on earnings and has $6 million remaining as of December 31, 2019. Ball’s Polish subsidiary was granted a tax holiday in 2014 based on new capital investment. The holiday provides up to $34 million of tax relief over a ten-year period of which $28 million remained as of December 31, 2019. Several of Ball’s Brazilian subsidiaries benefit from various tax holidays with expiration dates ranging from 2020 to 2030. These tax holidays reduced income tax by $62 million or $0.19 per share, $63 million or $0.18 per share and $47 million or $0.13 per share for 2019, 2018 and 2017, respectively.

Net income tax payments were $128 million, $143 million and $107 million in 2019, 2018 and 2017, respectively.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2019	2018

Deferred tax assets:
Deferred compensation	$90	$73
Accrued employee benefits	93	100
Accrued pensions	190	179
Inventory and other reserves	42	41
Net operating losses, foreign tax credits and other tax attributes	408	390
Unrealized losses on currency exchange and derivative transactions	6	26
Goodwill and other intangible assets	54	64
Other	168	110
Total deferred tax assets	1,051	983
Valuation allowance	(244)	(224)
Net deferred tax assets	807	759
Deferred tax liabilities:
Property, plant and equipment	(330)	(336)
Goodwill and other intangible assets	(586)	(621)
Pension assets	(74)	(90)
Other	(137)	(120)
Total deferred tax liabilities	(1,127)	(1,167)
Net deferred tax asset (liability)	$(320)	$(408)

The net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

	December 31,
($ in millions)	2019	2018

Other assets	$241	$237
Deferred taxes	(561)	(645)
Net deferred tax asset (liability)	$(320)	$(408)

At December 31, 2019, Ball has recorded deferred tax assets related to federal and foreign net operating and capital loss carryforwards of $246 million, U.S. foreign tax and research and development tax credit carryforwards of $107 million and state net operating loss carryforwards of $55 million. These attributes are spread across the regions in which the company operates, including Europe, North and Central America, Asia and South America, and generally have expiration periods beginning in 2020 to indefinite, with the largest portion carried forward indefinitely. Each has been assessed for realization as of December 31, 2019.

Ball Corporation

Notes to the Consolidated Financial Statements

In 2019, the company’s overall valuation allowances increased by a net $20 million. The increase to the valuation allowance was primarily due to nondeductible U.K. interest expense and operating losses incurred primarily in various U.S. state and foreign jurisdictions, none of which are expected to be utilized in future periods. This increase was partially offset by a reduction due to the disposition of certain Asian subsidiaries. Ball’s 2019 effective tax rate was impacted by $24 million of the net change in the valuation allowance.

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

A roll forward of the company’s unrecognized tax benefits, as included in other noncurrent liabilities, related to uncertain income tax positions at December 31 follows:

($ in millions)	2019	2018	2017

Balance at January 1	$80	$84	$77
Additions based on tax positions related to the current year	—	14	18
Additions for tax positions of prior years	—	—	1
Reductions for tax positions from prior years	—	(4)	—
Reductions for settlements	—	—	(7)
Reductions due to lapse of statute of limitations	(16)	(10)	(12)
Effect of foreign currency exchange rates	(1)	(4)	7
Balance at December 31	$63	$80	$84

The annual provisions for income taxes included a tax benefit related to uncertain tax positions, including interest and penalties, of $19 million in 2019, $1 million in 2018 and $3 million in 2017.

At December 31, 2019, the amounts of unrecognized tax benefits that, if recognized, would reduce tax expense were $74 million, inclusive of interest, penalties and the federal impact of U.S. state items. The company and its subsidiaries file income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2014. With a few exceptions, the company is no longer subject to examination by state and local tax authorities for years prior to 2014. The company’s significant non-U.S. filings are in Germany, France, the U.K., Spain, the Netherlands, Poland, Serbia, Switzerland, Sweden, Russia, Turkey, Egypt, Saudi Arabia, Canada, Brazil, the Czech Republic, Mexico, Chile and Argentina. The company’s foreign statutes of limitations are generally open for years after 2013. At December 31, 2019, the company is either under examination or has been notified of a pending examination by tax authorities in the U.S., Germany, the U.K., the Netherlands, France, Ireland, Hong Kong, Saudi Arabia, India, Egypt, Brazil and various U.S. states.

Ball Corporation

Notes to the Consolidated Financial Statements

Due primarily to potential expiration of certain statutes of limitations, it is reasonably possible that a decrease in the range of $13 million to $19 million in the total amount of unrecognized tax benefits may occur within the coming year, all of which would reduce income tax expense.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $3 million of tax benefit, $1 million of tax benefit and $4 million of tax benefit in 2019, 2018 and 2017, respectively, for potential interest on these items. At December 31, 2019, 2018 and 2017, the accrual for uncertain tax positions included potential interest expense of $6 million, $6 million and $7 million, respectively. The company has accrued penalties of $6 million in 2019, $9 million in 2018 and $10 million in 2017.

17. Employee Benefit Obligations

	December 31,	December 31,
($ in millions)	2019	2018

Underfunded defined benefit pension liabilities	$918	$954
Less: Current portion	(24)	(25)
Long-term defined benefit pension liabilities	894	929
Long-term retiree medical liabilities	156	157
Deferred compensation plans	362	291
Other	74	78
	$1,486	$1,455

The company’s defined benefit plans for salaried employees, as well as those for hourly employees in Sweden, Switzerland, the U.K. and Ireland, provide pension benefits based on employee compensation and years of service. Plans for North American hourly employees provide benefits based on fixed rates for each year of service. While the German, Swedish and certain U.S. plans are not funded, the company maintains liabilities, and annual additions to such liabilities are generally tax-deductible. With the exception of the unfunded German, Swedish and certain U.S. plans, the company’s policy is to fund the defined benefit plans in amounts at least sufficient to satisfy statutory funding requirements, taking into consideration deductibility under existing tax laws and regulations.

In October 2018, the U.K. High Court passed a judgment that certain pension calculations needed to be adjusted to comply with gender discrimination legislation. The judgment specifically related to the calculation of guaranteed minimum pensions for U.K. defined benefit pension schemes that contracted out of an element of the state pension system between May 1990 and April 1997. The Ball U.K. Pension Plan was affected by this judgment and hence a calculation of the impact of the required equalization was carried out as of the date of the judgment. The effect was an increase in the pension obligation, which reduced the over-funded position by $52 million. This adjustment was accounted for as a prior service cost and initially recorded in accumulated other comprehensive earnings (loss) and it will be amortized to the consolidated statement of earnings over the average life expectancy of plan participants

Ball Corporation

Notes to the Consolidated Financial Statements

Defined Benefit Pension Plans

Amounts recognized in the consolidated balance sheets for the funded status of the company’s defined benefit pension plans consisted of:

	December 31,
	2019			2018
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Long-term pension asset	$—	$437	$437	$—	$559	$559
Defined benefit pension liabilities (a)	(647)	(271)	(918)	(678)	(276)	(954)
Funded status	$(647)	$166	$(481)	$(678)	$283	$(395)
(a)	Included is an unfunded, non-qualified U.S. plan obligation of $32 million at December 31, 2019, that has been annuitized with a corresponding asset of $27 million ($3 million in other current assets and $24 million in other assets). At December 31, 2018, the unfunded non-qualified U.S. plan obligation of $30 million was annuitized with a corresponding asset of $30 million ($3 million in other current assets and $27 million in other assets).

An analysis of the change in benefit accounts for 2019 and 2018 follows:

	December 31,
	2019				2018
($ in millions)	U.S.	Foreign		Total	U.S.		Foreign	Total

Change in projected benefit obligation:
Benefit obligation at prior year end	$2,579	$2,991		$5,570	$3,061		$3,432	$6,493
Service cost	50	11		61	51		14	65
Interest cost	101	72		173	99		72	171
Benefits paid	(205)	(191)		(396)	(191)		(194)	(385)
Net actuarial (gains) losses	324	391		715	(189)		(210)	(399)
Curtailments and settlements including special termination benefits	—	(34)	(a)	(34)	(252)	(a)	—	(252)
Plan amendments	—	—		—	—		52	52
Other	—	1		1	—		2	2
Effect of exchange rates	—	107		107	—		(177)	(177)
Benefit obligation at year end	2,849	3,348		6,197	2,579		2,991	5,570
Change in plan assets:
Fair value of assets at prior year end	1,901	3,274		5,175	2,420		3,632	6,052
Actual return on plan assets	313	311		624	(119)		3	(116)
Employer contributions	188	4		192	32		6	38
Contributions to unfunded plans	6	18		24	7		20	27
Benefits paid	(205)	(191)		(396)	(191)		(194)	(385)
Curtailments and settlements including special termination benefits	—	(34)	(a)	(34)	(256)	(a)	—	(256)
Other	(1)	1		—	8		2	10
Effect of exchange rates	—	131		131	—		(195)	(195)
Fair value of assets at end of year	2,202	3,514		5,716	1,901		3,274	5,175
Funded status	$(647)	$166		$(481)	$(678)		$283	$(395)
(a)	Includes the purchase of non-participating group annuity contracts discussed below.

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s German, Swedish and certain U.S. plans are unfunded and the liabilities are included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants.

Amounts recognized in accumulated other comprehensive (earnings) loss, including other postemployment benefits, consisted of:

	December 31,
	2019			2018
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial (loss) gain	$(683)	$(31)	$(714)	$(563)	$140	$(423)
Net prior service (cost) credit	15	(49)	(34)	16	(50)	(34)
Tax effect and currency exchange rates	174	16	190	216	(36)	180
	$(494)	$(64)	$(558)	$(331)	$54	$(277)

The accumulated benefit obligation for all U.S. defined benefit pension plans was $2,769 million and $2,519 million at December 31, 2019 and 2018, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $3,345 million and $2,988 million at December 31, 2019 and 2018, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2019			2018
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Projected benefit obligation	$2,849	$328	$3,177	$2,579	$354	$2,933
Accumulated benefit obligation	2,769	324	3,093	2,519	351	2,870
Fair value of plan assets (a)	2,202	57	2,259	1,901	79	1,980
(a)	The German, Swedish and certain U.S. plans are unfunded and, therefore, there is no fair value of plan assets associated with these plans.

Components of net periodic benefit cost were as follows:

	Years Ended December 31,
	2019			2018			2017
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$50	$11	$61	$51	$14	$65	$49	$17	$66
Interest cost	101	72	173	99	72	171	124	92	216
Expected return on plan assets	(116)	(109)	(225)	(108)	(108)	(216)	(126)	(110)	(236)
Amortization of prior service cost	1	3	4	2	—	2	2	—	2
Recognized net actuarial loss	22	4	26	33	5	38	34	5	39
Settlement losses	—	8	8	36	—	36	47	(1)	46
Net periodic benefit cost for Ball sponsored plans	58	(11)	47	113	(17)	96	130	3	133
Net periodic benefit cost for multi-employer plans	1	—	1	2	—	2	2	—	2
Total net periodic benefit cost	$59	$(11)	$48	$115	$(17)	$98	$132	$3	$135

Ball Corporation

Notes to the Consolidated Financial Statements

Ball completed the purchase of non-participating group annuity contracts that were transferred to an insurance company for the company’s Canadian pension benefit obligations in 2019 and the company’s U.S. pension benefit obligations in 2018 and 2017, totaling approximately $32 million in 2019, $176 million in 2018 and $224 million in 2017. The 2019 annuity contract purchase settled Ball’s Canadian defined benefit pension obligation in full. The purchase of the annuity contracts triggered settlement accounting in each year. Regular lump sums paid to certain retirees are also included in the total settlement amounts. These transactions resulted in the recognition of settlement losses recorded in business consolidation and other activities of $8 million in 2019, $36 million in 2018 and $44 million in 2017. The company’s pension obligations were remeasured during 2018 and 2017 for the impacted plans.

Non-service pension income of $22 million in 2019, income of $5 million in 2018 and expense of $21 million in 2017, respectively, is included in selling, general, and administrative (SG&A) expenses. Due to immateriality, the amount in 2017 was not retrospectively adjusted as required by a newly adopted accounting standard for pension and postretirement benefit costs.

The estimated actuarial net loss and net prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2020 are a loss of $41 million and a cost of $1 million, respectively.

Contributions to the company’s defined benefit pension plans are expected to be approximately $90 million in 2020. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to the plans are expected to be approximately $393 million, $361 million, $366 million, $370 million and $373 million for the years ending December 31, 2020 through 2024, respectively, and approximately $1.9 billion for the years ending December 31, 2025 through 2029.

Weighted average assumptions used to determine benefit obligations for the company’s significant U.S. plans at December 31 were:

	U.S.
	2019	2018	2017
Discount rate	3.35%	4.41%	3.72%
Rate of compensation increase	4.03%	4.02%	4.15%

Weighted average assumptions used to determine benefit obligations for the company’s significant European plans at December 31 were:

	U.K.			Germany
	2019	2018	2017	2019	2018	2017
Discount rate	2.07%	2.90%	2.55%	1.11%	1.74%	1.68%
Rate of compensation increase	3.50%	3.50%	4.41%	2.50%	2.50%	2.50%
Pension increase	3.22%	3.45%	3.41%	1.50%	1.50%	1.50%

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant U.S. plans for the years ended December 31 were:

	U.S.
	2019	2018	2017
Discount rate	4.41%	3.72%	4.27%
Rate of compensation increase	4.02%	4.15%	4.14%
Expected long-term rate of return on assets	5.58%	5.14%	5.50%

Ball Corporation

Notes to the Consolidated Financial Statements

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant European plans for the years ended December 31 were as follows:

	U.K.			Germany
	2019	2018	2017	2019	2018	2017
Discount rate	2.90%	2.55%	2.70%	1.74%	1.68%	1.52%
Rate of compensation increase	3.50%	4.41%	4.30%	2.50%	2.50%	2.50%
Pension increase	3.45%	3.41%	3.41%	1.50%	1.50%	1.50%
Expected long-term rate of return on assets	3.40%	3.05%	3.20%	N/A	N/A	N/A

The discount and compensation increase rates used above to determine the December 31, 2019, benefit obligations will be used to determine net periodic benefit cost for 2020. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $14 million increase in 2020 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated increase of pension expense of approximately $1 million in 2020.

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

Actual results may differ from the company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. In 2019, the company recorded pension expense of $47 million for Ball-sponsored plans, including $8 million of settlement charges and currently expects its 2020 pension expense to be $49 million, using foreign currency exchange rates in effect at December 31, 2019. The expected increase in pension expense, excluding settlement charges, is primarily the result of increased service cost from growth in employee numbers and higher amortization of actuarial losses.

For 2017, the company measured service and interest costs utilizing the expected or hypothetical payments for each plan. The expected or hypothetical payments were discounted using the spot rates from the actuarial yield curve for each plan to obtain a single equivalent discount rate that is appropriate for the duration of each plan. For 2018 and 2019, the company measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The company believes this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change in estimate does not affect the measurement of plan obligations nor the funded status of the plans.

The assumption related to the expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested to provide for pension benefits over the life of the plans. The assumption was based upon Ball’s pension plan asset allocations, investment strategies and the views of its investment managers, consultants and other large pension plan sponsors. Some reliance was placed on the historical and expected asset returns of the company’s plans. An asset-allocation optimization model was used to project future asset returns using simulation and asset class correlation. The analysis included expected future risk premiums, forward-looking return expectations derived from the yield on long-term bonds and the price earnings ratios of major stock market indexes, expected inflation levels and real risk-free interest rate assumptions and the fund’s expected asset allocation.

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market-related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market-related value of plan assets used to calculate the expected return was $5,375 million for 2019, $6,052 million for 2018 and $6,121 million for 2017.

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

Target asset allocations are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Following are the target asset allocations established as of December 31, 2019:

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

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2019	2018
Cash and cash equivalents	2%	2%
Equity securities	17%	28%
Fixed income securities	79%	69%
Alternative investments	2%	1%
	100%	100%

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

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of pension assets and liabilities and their placement within the fair value hierarchy levels. The fair value hierarchy levels assigned to the company’s defined benefit plan assets are summarized in the tables below:

	December 31, 2019
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$99	$99
Corporate equity securities:
Consumer discretionary	83	—	83
Financials	64	—	64
Healthcare	63	—	63
Industrials	76	—	76
Information technology	111	—	111
Utilities	48	—	48
Other	18	—	18
U.S. government, agency and asset-backed securities:
FHLMC mortgage backed securities	—	42	42
FNMA mortgage backed securities	—	73	73
Municipal bonds	—	27	27
Treasury bonds	69	—	69
Other	—	45	45
Corporate bonds and notes:
Communications	—	79	79
Consumer discretionary	—	99	99
Consumer staples	—	100	100
Financials	—	261	261
Healthcare	—	91	91
Industrials	—	101	101
Information technology	—	78	78
Oil and gas	—	91	91
Private placement	—	62	62
Utilities	—	101	101
Other	—	50	50
Commingled funds	22	81	103
Total level 1 and level 2	$554	$1,480	2,034
Other investments measured at net asset value (a)			168
Total assets			$2,202
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31, 2018
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$1	$97	$98
Corporate equity securities:
Consumer discretionary	61	—	61
Financials	54	—	54
Healthcare	49	—	49
Industrials	59	—	59
Information technology	73	—	73
Other	50	—	50
U.S. government and agency securities:
FHLMC mortgage backed securities	—	40	40
FNMA mortgage backed securities	—	65	65
Municipal bonds	—	52	52
Treasury bonds	45	—	45
Other	—	10	10
Corporate bonds and notes:
Communications	—	67	67
Consumer discretionary	—	80	80
Consumer staples	—	41	41
Financials	—	245	245
Healthcare	—	88	88
Industrials	—	100	100
Information technology	—	54	54
Oil and gas	—	103	103
Private placement	—	69	69
Utilities	—	88	88
Other	—	60	60
Commingled funds	18	72	90
Total level 1 and level 2	$410	$1,331	1,741
Other investments measured at net asset value (a)			160
Total assets			$1,901
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented within this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31,
($ in millions)	2019	2018

U.K. pension assets, at fair value:
Cash and cash equivalents	$40	$20
Equity commingled funds	162	—
U.K. government bonds	2,576	2,229
Other	28	33
Total level 1	2,806	2,282
Level 2: Investment funds - corporate bonds	478	—
Other investments measured at net asset value (a)	173	913
Total assets	$3,457	$3,195
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Other Postretirement Benefits

The company sponsors postretirement health care and life insurance plans for certain U.S. and Canadian employees. Also, postretirement health care and life insurance plans were acquired as part of the Rexam acquisition. Employees may also qualify for long-term disability, medical and life insurance continuation and other postemployment benefits upon termination of active employment prior to retirement. All of the Ball-sponsored postretirement health care and life insurance plans are unfunded and, with the exception of life insurance benefits, are self-insured. The benefit obligation associated with these plans was $171 million and $174 million as of December 31, 2019 and 2018, respectively, including current portions of $15 million and $17 million. Net periodic cost associated with these plans was income of $3 million, income of $2 million and expense of $6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Weighted average assumptions used to determine benefit obligations for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2019	2018	2017	2019	2018	2017
Discount rate	3.24%	4.35%	3.64%	3.00%	3.50%	3.25%
Rate of compensation increase (a)	4.50%	4.50%	4.50%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

Weighted average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans at December 31 were:

	U.S.			Canada
	2019	2018	2017	2019	2018	2017
Discount rate	4.35%	3.64%	4.16%	3.50%	3.25%	3.50%
Rate of compensation increase (a)	4.50%	4.50%	4.50%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

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

18. Shareholders’ Equity

At December 31, 2019, the company had 1.1 billion shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

Under its ongoing share repurchase program, the company repurchased $945 million, $711 million and $76 million of its shares, net of issuances, during the years ended December 31, 2019, 2018, and 2017, respectively. The 2019 amount included shares repurchased under accelerated share repurchase agreements with third-party financial institutions. On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

In April 2019, the company’s Board of Directors increased the quarterly cash dividend by 50 percent to 15 cents per share. In April 2017, the company’s Board of Directors declared a two-for-one split of Ball Corporation’s common stock and increased the quarterly cash dividend by 54 percent to 10 cents on a post-split basis. The stock split was effective as of May 16, 2017.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2017	$(307)	$(362)	$13	$(656)
Other comprehensive earnings (loss) before reclassifications	(197)	33	25	(139)
Amounts reclassified from accumulated other comprehensive earnings (loss) into earnings	—	52	(92)	(40)
Balance at December 31, 2018	$(504)	$(277)	$(54)	$(835)
Other comprehensive earnings (loss) before reclassifications	119	(223)	67	(37)
Amounts reclassified from accumulated other comprehensive earnings (loss) into earnings	—	18	(22)	(4)
Currency translation recognized in earnings from the sale of the Argentina steel aerosol business	45	—	—	45
Stranded tax effects reclassified into retained earnings	—	(76)	(3)	(79)
Balance at December 31, 2019	$(340)	$(558)	$(12)	$(910)

Ball Corporation

Notes to the Consolidated Financial Statements

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Years Ended December 31,
($ in millions)	2019	2018	2017

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$18	$1	$(7)
Commodity contracts recorded in cost of sales	(45)	54	50
Currency exchange contracts recorded in selling, general and administrative	7	1	(1)
Cross-currency swaps recorded in selling, general and administrative	35	49	(136)
Cross-currency swaps recorded in interest expense	12	14	16
Interest rate contracts recorded in interest expense	1	—	—
Total before tax effect	28	119	(78)
Tax benefit (expense) on amounts reclassified into earnings	(6)	(27)	13
Recognized gain (loss), net of tax	$22	$92	$(65)

Amortization of pension and other postretirement benefits: (a)
Prior service income (expense)	$(2)	$(1)	$(1)
Actuarial gains (losses)	(14)	(32)	(34)
Effect of pension settlements	(8)	(36)	(44)
Total before tax effect	(24)	(69)	(79)
Tax benefit (expense) on amounts reclassified into earnings	6	17	30
Recognized gain (loss), net of tax	$(18)	$(52)	$(49)
(a)	These components include the computation of net periodic benefit cost detailed in Note 17.

Ball Corporation

Notes to the Consolidated Financial Statements

19. Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock on the date of grant. In the case of stock options, payment must be made by the employee at the time of exercise in cash or with shares of stock owned by the employee, which are valued at fair market value on the date exercised. For SSARs, the employee receives the share equivalent of the difference between the fair market value on the date exercised and the exercise price of the SSARs exercised. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of outstanding stock option and SSAR activity for the year ended December 31, 2019, follows:

	Number of	Weighted Average
	Shares	Exercise Price
Beginning of year	15,175,811	$27.45
Granted	1,624,395	51.42
Exercised	(4,173,273)	21.19
Canceled/forfeited	(241,473)	42.13
End of period	12,385,460	32.41

Vested and exercisable, end of year	7,957,900	$26.82
Reserved for future grants	19,641,712

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2019, was 5.5 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $400 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2019, was 4.1 years and the aggregate intrinsic value was $301 million. The company received $41 million, $29 million and $21 million from options exercised during 2019, 2018 and 2017, respectively, and the intrinsic value associated with these exercises was $61 million, $30 million and $26 million for the same periods, respectively. The excess tax benefit associated with the company’s stock compensation programs was $35 million for 2019, and was reported as a discrete item in the consolidated tax provision. The total fair value of options and SSARs vested during 2019, 2018 and 2017 was $16 million, $16 million and $14 million, respectively.

These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in 2019, 2018 and 2017 have estimated weighted average fair values at the date of grant of $12.26 per share, $9.07 per share and $7.82 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance that the value realized by an employee will equal the fair value estimated at the grant date. The fair values were estimated using the following weighted average assumptions:

	2019 Grants		2018 Grants		2017 Grants

Expected dividend yield	0.79%		1.03%		0.89%
Expected stock price volatility	20.36%		21.98%		19.62%
Risk-free interest rate	2.59%		2.47%		2.00%
Expected life of options (in years)	6.40	years	6.10	years	5.94	years

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

Ball Corporation

Notes to the Consolidated Financial Statements

Following is a summary of restricted stock activity for the year ended December 31, 2019:

		Weighted
	Number of	Average
	Shares/Units	Grant Price

Beginning of year	2,875,294	$34.17
Granted	543,384	45.88
Vested	(871,225)	30.83
Canceled/forfeited	(108,717)	39.68
End of year	2,438,736	$37.73

The company’s Board of Directors has granted performance contingent restricted stock units (PC-RSUs) to key employees. These PC-RSUs vest three years from the date of grant, and the number of shares available at the vesting date is based on the company’s increase in economic valued added (EVA®) dollars compared to the EVA® dollars generated in the calendar year prior to the grant, ranging from zero to 200 percent of each participant’s assigned award opportunity. If the minimum performance goals are not met, the shares will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. The expense associated with these performance-contingent grants recognized in selling, general and administrative expenses totaled $5 million in 2019 $21 million in 2018, and $9 million in 2017.

During 2017, the company’s Board of Directors granted 1.1 million PC-RSUs (on a post-stock split basis) to employees related to the Special Acquisition-Related Incentive Plan (SAIP). These awards vested in January 2020 based on the company’s achievement of cumulative EVA® and cash flow performance goals. The expense associated with these performance-contingent grants, as recognized in business consolidation and other activities, totaled $6 million in 2019, $23 million in 2018 and $11 million in 2017.

For the years ended December 31, 2019, 2018 and 2017, the company recognized pretax expense of $37 million ($33 million after tax), $75 million ($61 million after tax) and $46 million ($35 million after tax), respectively, for share-based compensation arrangements. At December 31, 2019, there was $50 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.2 years.

20. Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2019	2018	2017

Net earnings attributable to Ball Corporation	$566	$454	$374

Basic weighted average common shares	331,102	344,796	350,269
Effect of dilutive securities	9,019	7,525	6,716
Weighted average shares applicable to diluted earnings per share	340,121	352,321	356,985

Per basic share	$1.71	$1.32	$1.07
Per diluted share	$1.66	$1.29	$1.05

Ball Corporation

Notes to the Consolidated Financial Statements

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period). The excluded options and SSARs totaled approximately 4 million in 2018 and 2 million in 2017.

The company declared and paid dividends of $0.55 per share in 2019, $0.40 per share in 2018 and $0.365 in 2017.

21. Financial Instruments and Risk Management

Policies and Procedures

The company employs established risk management policies and procedures, which seek to reduce its commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to set-off any amounts owed with regard to open derivative positions.

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

At December 31, 2019, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.7 billion, of which approximately $1.6 billion received hedge accounting treatment. Cash flow hedges relate to forecasted sales and purchase transactions and expire within the next two years. Included in shareholders’ equity at December 31, 2019, within accumulated other comprehensive earnings (loss), is a net after-tax loss of $15 million associated with these contracts. A net loss of $13 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower the company’s overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage the company’s mix of floating and fixed-rate debt. At December 31, 2019, the company had outstanding interest rate swap and option contracts with notional amounts of approximately $827 million paying fixed rates expiring within the next two years. The amount recorded in accumulated other comprehensive earnings (loss) at December 31, 2019, is insignificant.

Ball Corporation

Notes to the Consolidated Financial Statements

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. At December 31, 2019, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $4.3 billion. Approximately $7 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at December 31, 2019, of which a $1 million net loss is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at December 31, 2019, expire within five years.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk on foreign currency denominated intercompany debt in 2016. The company fully settled this contract during 2019. Approximately $4 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at December 31, 2019, and is expected to be recognized in the consolidated statement of earnings during the next 12 months.

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

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2019 and 2018, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $35 million and $46 million, respectively, and no collateral was required to be posted.

Ball Corporation

Notes to the Consolidated Financial Statements

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2019 and 2018, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		December 31, 2019
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$7	$1	$8
Foreign currency contracts		4	43	47
Other contracts		2	—	2
Total current derivative contracts	Other current assets	$13	$44	$57

Foreign currency contracts		$15	$—	$15
Other contracts		1	—	1
Total noncurrent derivative contracts	Other noncurrent assets	$16	$—	$16

Liabilities:
Commodity contracts		$26	$1	$27
Foreign currency contracts		—	18	18
Other contracts		—	19	19
Total current derivative contracts	Other current liabilities	$26	$38	$64

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$—	$1

Ball Corporation

Notes to the Consolidated Financial Statements

		December 31, 2018
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$9	$1	$10
Foreign currency contracts		—	21	21
Cross-currency and other contracts		—	5	5
Total current derivative contracts	Other current assets	$9	$27	$36

Liabilities:
Commodity contracts		$42	$11	$53
Foreign currency contracts		2	4	6
Cross-currency and other contracts		1	2	3
Total current derivative contracts	Other current liabilities	$45	$17	$62

Commodity contracts		$2	$—	$2
Cross-currency and other contracts		62	—	62
Total noncurrent derivative contracts	Other noncurrent liabilities	$64	$—	$64

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future. The present value discounting factor is based on the comparable time period LIBOR rate or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2019, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Year Ended December 31, 2019
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$18	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(45)	2
Interest rate contracts - manage exposure for outstanding debt	Interest expense	1	—
Foreign currency contracts - manage currency exposure	Selling, general and administrative	7	111
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	35	—
Cross-currency swaps - manage intercompany currency exposure	Interest expense	12	—
Equity contracts	Selling, general and administrative	—	46
Total		$28	$159

		Year Ended December 31, 2018
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$1	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	54	8
Foreign currency contracts - manage currency exposure	Selling, general and administrative	1	70
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	49	—
Cross-currency swaps - manage intercompany currency exposure	Interest expense	14	—
Equity contracts	Selling, general and administrative	—	19
Total		$119	$98

Ball Corporation

Notes to the Consolidated Financial Statements

		Year Ended December 31, 2017
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(7)	$(4)
Commodity contracts - manage exposure to supplier pricing	Cost of sales	50	(5)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	(1)	(57)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	(136)	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	16	—
Equity contracts	Selling, general and administrative	—	(1)
Total		$(78)	$(67)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Years Ended December 31,
($ in millions)	2019	2018	2017

Amounts reclassified into earnings:
Commodity contracts	$27	$(55)	$(43)
Cross-currency swap contracts	(47)	(63)	120
Interest rate contracts	(1)	—	—
Currency exchange contracts	(7)	(1)	1
Change in fair value of cash flow hedges:
Commodity contracts	(10)	(31)	67
Interest rate contracts	1	—	—
Cross-currency swap contracts	78	69	(137)
Currency exchange contracts	17	(5)	7
Foreign currency and tax impacts	(13)	19	20
Stranded tax effects reclassified into retained earnings:
Commodity contracts	2	—	—
Cross-currency swap contracts	(5)	—	—
	$42	$(67)	$35

Ball Corporation

Notes to the Consolidated Financial Statements

22. Quarterly Results of Operations (Unaudited)

Set forth below are the company’s 2019 and 2018 results for the quarters ended March 31, June 30, September 30 and December 31.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2019
Net sales	$2,785	$3,017	$2,953	$2,719	$11,474
Gross profit (a)	407	463	468	437	1,775
Earnings before taxes	$140	$226	$119	$123	$608
Net earnings (loss) attributable to Ball Corporation	$117	$197	$92	$160	$566

Basic earnings (loss) per share (b)	$0.35	$0.59	$0.28	$0.49	$1.71

Diluted earnings (loss) per share (b)	$0.34	$0.58	$0.27	$0.48	$1.66

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018
Net sales	$2,785	$3,101	$2,946	$2,803	$11,635
Gross profit (a)	418	483	466	431	1,798
Earnings before taxes	$152	$166	$192	$123	$633
Net earnings attributable to Ball Corporation	$125	$119	$59	$151	$454

Basic earnings per share (b)	$0.36	$0.34	$0.17	$0.45	$1.32

Diluted earnings per share (b)	$0.35	$0.34	$0.17	$0.44	$1.29
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $488 million and $509 million for the years ended December 31, 2019 and 2018, respectively.
(b)	Earnings per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

The unaudited quarterly results of operations included business consolidation and other activities that affected the company’s operating performance. Further details are included in Note 6.

Ball Corporation

Notes to the Consolidated Financial Statements

23. Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $29 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at December 31, 2019.

In November 2012, the USEPA wrote to the company asserting that it is one of at least 50 PRPs with respect to the Lower Duwamish site located in Seattle, Washington, based on the company’s ownership of a glass container plant prior to 1995, and notifying the company of a proposed remediation action plan. A site was selected to begin data review on over 30 industrial companies and government entities and at least two PRP groups have been discussing various allocation proposals. The USEPA issued the site Record of Decision (ROD) in December 2014. Ball submitted its initial responses to the allocator’s questionnaire in March 2015, and after reviewing submissions from the PRPs alleging deficiencies in certain of Ball’s responses, the allocator denied certain of the allegations and directed the company to answer others, to which Ball responded during the fourth quarter of 2016. A group of de minimis PRPs, including Ball, retained a technical consultant to assist with their positions vis-à-vis larger PRPs, and further presentations were made to the site allocator during the fourth quarter of 2017 and the first quarter of 2018. Total site remediation costs of $342 million, to cover remediation of approximately 200 acres of river bottom, are expected according to the proposed remediation action plan, which does not include $100 million that has already been spent, and which will be allocated among the numerous PRPs in due course. Based on the information available at this time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

Ball Corporation

Notes to the Consolidated Financial Statements

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December, 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. Oral argument on the motion filed by BMBCC and RBCC was completed in January 2019. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the Court of Appeals for the Federal Circuit. Based on the information available at the present time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

A former Rexam Personal Care site in Annecy, France, was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place in 2006. The business operating from the site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during the first quarter of 2015. As part of the site closure regulatory requirements, a new regulatory permit (Prefectoral Order) was issued in June 2016, which includes requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A new management plan was proposed to the French Environmental Authorities (DREAL) during 2018 and is the subject of ongoing discussions ahead of a final plan for the site being addressed. Based on the information available at this time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During the third quarter of 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During the second quarter of 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts are now estimable and realizable, the company recorded $57 million of prior year collections in business consolidation and other activities within the company’s condensed consolidated statement of earnings. The company is currently seeking reimbursement for additional ICMS-related amounts previously paid to the Brazilian government; however, such amounts cannot be estimated at this time. In the event other comparable cases are resolved and the amounts claimed become estimable and realizable, the company will record gains, which may result in material reimbursements to the company in future periods.

24. Indemnifications and Guarantees

General Guarantees

The company or its appropriate consolidated direct or indirect subsidiaries, including Rexam and its subsidiaries, have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services; guarantees to suppliers of subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, construction contract, renewable energy purchase contract or other commitment; guarantees in respect of certain foreign subsidiaries’ pension plans; indemnities for liabilities associated with the infringement of third-party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases; indemnities to governmental agencies in connection with the issuance of a permit or license to the company or a subsidiary; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite.

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

The company’s senior notes are guaranteed on a full and unconditional guarantee on a joint and several basis by certain domestic subsidiaries of the company. Each of the guarantor subsidiaries is 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are to be guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is condensed consolidating financial information for the company, segregating the guarantor and non-guarantor subsidiaries, as of December 31, 2019 and 2018, and for the three years ended December 31, 2019, 2018 and 2017. As a result of the July 31, 2018, sale of the U.S. steel food and steel aerosol business, certain guarantor subsidiaries ceased to be guarantors of Ball’s debt obligations and are reflected in the following tables on a prospective basis. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$6,540	$5,733	$(799)	$11,474

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(5,591)	(4,411)	799	(9,203)
Depreciation and amortization	(5)	(199)	(474)	—	(678)
Selling, general and administrative	(74)	(179)	(164)	—	(417)
Business consolidation and other activities	(26)	(40)	(178)	—	(244)
Equity in results of subsidiaries	711	141	—	(852)	—
Intercompany	221	(121)	(100)	—	—
	827	(5,989)	(5,327)	(53)	(10,542)

Earnings (loss) before interest and taxes	827	551	406	(852)	932
Interest expense	(318)	5	(4)	—	(317)
Debt refinancing and other costs	(7)	—	—	—	(7)
Total interest expense	(325)	5	(4)	—	(324)
Earnings (loss) before taxes	502	556	402	(852)	608
Tax (provision) benefit	64	(49)	(86)	—	(71)
Equity in results of affiliates, net of tax	—	(10)	9	—	(1)
Net earnings	566	497	325	(852)	536
Less net earnings attributable to noncontrolling interests	—	—	30	—	30
Net earnings attributable to Ball Corporation	$566	$497	$355	$(852)	$566

Comprehensive earnings (loss) attributable to Ball Corporation	$570	$551	$402	$(953)	$570

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

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	December 31, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$877	$—	$921	$—	$1,798
Receivables, net	31	494	1,106	—	1,631
Intercompany receivables	121	360	1,546	(2,027)	—
Inventories, net	—	550	724	—	1,274
Other current assets	24	35	122	—	181
Total current assets	1,053	1,439	4,419	(2,027)	4,884
Noncurrent assets
Property, plant and equipment, net	37	1,474	2,959	—	4,470
Investment in subsidiaries	7,289	2,489	(99)	(9,679)	—
Goodwill	—	1,190	3,229	—	4,419
Intangible assets, net	18	376	1,608	—	2,002
Other assets	331	304	950	—	1,585
Total assets	$8,728	$7,272	$13,066	$(11,706)	$17,360

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$1,449	$—	$31	$—	$1,480
Accounts payable	16	1,111	2,009	—	3,136
Intercompany payables	2,473	94	338	(2,905)	—
Accrued employee costs	46	149	90	—	285
Other current liabilities	177	184	315	—	676
Total current liabilities	4,161	1,538	2,783	(2,905)	5,577
Noncurrent liabilities
Long-term debt	6,330	—	7	—	6,337
Employee benefit obligations	824	368	294	—	1,486
Intercompany long-term notes	(5,385)	(2,175)	6,681	879	—
Deferred taxes	(231)	235	557	—	561
Long-term deferred tax and other liabilities	80	120	180	—	380
Total liabilities	5,779	86	10,502	(2,026)	14,341

Common stock	1,178	2,661	46	(2,707)	1,178
Preferred stock	—	—	5	(5)	—
Retained earnings	5,803	5,135	2,857	(7,992)	5,803
Accumulated other comprehensive earnings (loss)	(910)	(610)	(414)	1,024	(910)
Treasury stock, at cost	(3,122)	—	—	—	(3,122)
Total Ball Corporation equity	2,949	7,186	2,494	(9,680)	2,949
Noncontrolling interests	—	—	70	—	70
Total equity	2,949	7,186	2,564	(9,680)	3,019
Total liabilities and equity	$8,728	$7,272	$13,066	$(11,706)	$17,360

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

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2019
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(353)	$752	$1,149	$1,548

Cash flows from investing activities
Capital expenditures	(17)	(245)	(336)	(598)
Proceeds from dispositions, net of cash sold	—	—	160	160
Other, net	(5)	6	15	16
Cash provided by (used in) investing activities	(22)	(239)	(161)	(422)

Cash flows from financing activities
Long-term borrowings	2,813	—	6	2,819
Repayments of long-term borrowings	(1,516)	—	(8)	(1,524)
Net change in short-term borrowings	(174)	—	(9)	(183)
Proceeds from issuances of common stock, net of shares used for taxes	19	—	—	19
Acquisitions of treasury stock	(964)	—	—	(964)
Common stock dividends	(182)	—	—	(182)
Intercompany	1,283	(513)	(770)	—
Other, net	(31)	—	—	(31)
Cash provided by (used in) financing activities	1,248	(513)	(781)	(46)

Effect of exchange rate changes on cash	—	—	(2)	(2)

Change in cash, cash equivalents and restricted cash	873	—	205	1,078
Cash, cash equivalents and restricted cash – beginning of period	4	—	724	728
Cash, cash equivalents and restricted cash – end of period	$877	$—	$929	$1,806

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

Evaluation of Disclosure Controls and Procedures

Ball Corporation has established disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2019, Ball Corporation, under the supervision of the Chief Executive Officer and Chief Financial Officer of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Ball Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There were no matters required to be reported under this item.

Part III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

The executive officers of the company as of February 19, 2020, were as follows:

Charles E. Baker, 62, Vice President, General Counsel and Corporate Secretary since July 2011; Vice President, General Counsel and Assistant Corporate Secretary from 2004 to 2011; Associate General Counsel, 1999 to 2004; various other positions within the company, 1993 to 1999.

Nate C. Carey, 41, Vice President and Controller since November 2017; Assistant Controller from 2014 to November 2017; Senior Manager, PricewaterhouseCoopers LLP, 2001 to 2014.

Daniel W. Fisher, 47, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, since December 2016; President, Beverage Packaging North and Central America from 2014 to 2016; Senior Vice President, Finance and Planning, Beverage Packaging North and Central America, 2013 to 2014; various other positions within the company, 2010 to 2014.

John A. Hayes, 54, Chairman, President and Chief Executive Officer since 2013; President and Chief Executive Officer, 2011 to 2013; President and Chief Operating Officer during 2010; Executive Vice President and Chief Operating Officer from 2008 to 2009; various other positions within the company, 1999 to 2008.

Jeffrey A. Knobel, 48, Vice President and Treasurer since 2011; Treasurer from 2010 to 2011; Senior Director, Treasury, 2008 to 2010; Director, Treasury Operations, 2005 to 2008; various other positions within the company, 1997 to 2005.

Scott C. Morrison, 57, Senior Vice President and Chief Financial Officer since 2010; Vice President and Treasurer from 2002 to 2010; and Treasurer, 2000 to 2002.

Lisa A. Pauley, 58, Senior Vice President, Human Resources and Administration, since 2011; Vice President, Administration and Compliance, 2007 to 2011; Senior Director, Administration and Compliance, 2004 to 2007; various other positions within the company, 1981 to 2004.

Robert D. Strain, 63, Senior Vice President, Ball Corporation, and President, Ball Aerospace & Technologies Corp. since 2013; Chief Operating Officer, Ball Aerospace & Technologies Corp. from 2012 to 2013; and Director at NASA Goddard Space Flight Center from 2008 to 2012.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2019, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2019, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2019, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

Equity Compensation Plan Information
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	12,385,460	$32.41	19,641,712
Equity compensation plans not approved by security holders	—	—	—
Total	12,385,460	$32.41	19,641,712

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2019, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2019, is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)    (1)    Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2019, 2018 and 2017

Consolidated statements of comprehensive earnings (loss) — Years ended December 31, 2019, 2018 and 2017

Consolidated balance sheets — December 31, 2019 and 2018

Consolidated statements of cash flows — Years ended December 31, 2019, 2018 and 2017

Consolidated statements of shareholders’ equity — Years ended December 31, 2019, 2018 and 2017

Notes to consolidated financial statements

(2)    Financial Statement Schedules:

Financial statement schedules have been omitted, as they are either not applicable, are considered insignificant or the required information is included in the consolidated financial statements or notes thereto.

(3)    Exhibits:

Exhibit Number	Description of Exhibit

3.i	Amended Articles of Incorporation revised May 4, 2017 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2017) filed March 1, 2018.

3.ii	Bylaws of Ball Corporation as amended October 21, 2019. (Filed herewith.)

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

4.2(d)	Description of Ball Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed herewith.)

10.2

Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.*

10.3

Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.*

10.4

Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.*

10.5

Amended and Restated Form of Severance Benefit Agreement that exists between the company and its executive officers, effective as of August 1, 1994, and as amended on January 24, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 22, 1996) filed May 15, 1996, and as amended on December 17, 2008.*

10.6

Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991.*

10.7

Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995, and as amended on August 11, 2011 (filed by incorporation by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2013) filed February 24, 2014, and as amended on April 26, 2016 (filed by incorporation by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2018), filed February 22, 2019.*

10.8	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997.*

Exhibit Number	Description of Exhibit

10.9

Ball Corporation 2005 Deferred Compensation Plan, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2013), filed February 24, 2014.*

10.10

Ball Corporation 2005 Deferred Compensation Company Stock Plan, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2013) , filed February 24, 2014. *

10.11

Ball Corporation 2005 Deferred Compensation Plan for Directors, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 2013), filed February 24, 2014.*

10.12

Ball Corporation Long-Term Cash Incentive Plan dated October 25, 1994, amended and restated effective January 1, 2003 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2003) filed March 12, 2004, amended and restated as of April 26, 2016 (filed by incorporation by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2018), filed February 22, 2019.*

10.13	Ball Corporation 2005 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 18, 2005.*

10.14	Ball Corporation 2010 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 12, 2010.*

10.15

Ball Corporation Deposit Share Program for United States Participants as amended (filed by incorporation by reference to the Quarterly report on Form 10-Q for the quarter ended July 4, 2014) filed on August 11, 2004 and amended and restated as of July 27, 2016 (filed by incorporation by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2018), filed February 22, 2019.*

10.16

Ball Corporation Deposit Share Program for International Participants effective as of March 7, 2001 (filed by incorporation by reference to the 10-K for the year ended December 31, 2000), filed March 30, 2001, and amended and restated as of July 27, 2016 (filed by incorporation by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2018), filed February 22, 2019.*

10.17

Ball Corporation Directors Deposit Share Program, as amended and restated on July 27, 2016. This plan is referred to in Item 11, the Executive Compensation section of the Form 10-K (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2004) filed August 11, 2004, as amended and restated on July 27, 2016 (filed by incorporation by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2018), filed February 22, 2019.*

10.18

Ball Corporation 2013 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 8, 2013, amended and restated on April 26, 2017 and filed as the Ball Corporation Amended and Restated 2013 Stock and Cash Incentive Plan (filed by incorporation by reference to the Proxy Statement filed March 15, 2017.)*

Exhibit Number	Description of Exhibit

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

11	Statement re: Computation of Earnings per Share (filed herewith in to the notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”.)

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

99	Cautionary statement for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)

101.INS	Extensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Description of Exhibit

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (contained in Exhibit 101): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Filed herewith.)

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
February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ John A. Hayes		Chairman, President and Chief Executive Officer
	John A. Hayes		February 19, 2020

(2)	Principal Financial Officer:

	/s/ Scott C. Morrison		Senior Vice President and Chief Financial Officer
	Scott C. Morrison		February 19, 2020

(3)	Principal Accounting Officer:

	/s/ Nate C. Carey		Vice President and Controller
	Nate C. Carey		February 19, 2020

(4)	A Majority of the Board of Directors:

	/s/ John Bryant	*	Director
	John Bryant		February 19, 2020

	/s/ Michael J. Cave	*	Director
	Michael J. Cave		February 19, 2020

	/s/ John A. Hayes	*	Chairman of the Board and Director
	John A. Hayes		February 19, 2020

	/s/ Daniel J. Heinrich	*	Director
	Daniel J. Heinrich		February 19, 2020

	/s/ Pedro H. Mariani	*	Director
	Pedro H. Mariani		February 19, 2020

/s/ Georgia R. Nelson	*	Director
Georgia R. Nelson		February 19, 2020

/s/ Cynthia A. Niekamp	*	Director
Cynthia A. Niekamp		February 19, 2020

/s/ Todd Penegor	*	Director
Todd Penegor		February 19, 2020

/s/ Cathy D. Ross	*	Director
Cathy D. Ross		February 19, 2020

/s/ Betty Sapp	*	Director
Betty Sapp		February 19, 2020

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 19, 2020

*  By John A. Hayes as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
As Attorney-in-Fact
February 19, 2020