Form 10-Q
period 2020-03-31
BALL Corp
filed 2020-05-08
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Class	Trading Symbol	Name of Exchange	Outstanding at April 30, 2020
Common Stock, without par value	BLL	NYSE	326,001,768 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2020	2019

Net sales	$2,785	$2,785

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,215)	(2,253)
Depreciation and amortization	(169)	(170)
Selling, general and administrative	(131)	(127)
Business consolidation and other activities	(115)	(14)
	(2,630)	(2,564)

Earnings before interest and taxes	155	221

Interest expense	(71)	(77)
Debt refinancing and other costs	(40)	(4)
Total interest expense	(111)	(81)

Earnings before taxes	44	140
Tax (provision) benefit	4	(10)
Equity in results of affiliates, net of tax	(25)	(13)
Net earnings	23	117
Net (earnings) loss attributable to noncontrolling interests	—	—
Net earnings attributable to Ball Corporation	$23	$117

Earnings per share:
Basic	$0.07	$0.35
Diluted	$0.07	$0.34

Weighted average shares outstanding: (000s)
Basic	325,346	334,239
Diluted	332,326	342,676

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended March 31,
($ in millions)	2020	2019

Net earnings	$23	$117

Other comprehensive earnings (loss):
Foreign currency translation adjustment	(224)	79
Pension and other postretirement benefits	(8)	24
Derivatives designated as hedges	8	30
Total other comprehensive earnings (loss)	(224)	133
Income tax (provision) benefit	(5)	(8)
Total other comprehensive earnings (loss), net of tax	(229)	125

Total comprehensive earnings (loss)	(206)	242
Comprehensive (earnings) loss attributable to noncontrolling interests	—	—
Comprehensive earnings (loss) attributable to Ball Corporation	$(206)	$242

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2020	2019

Assets
Current assets
Cash and cash equivalents	$801	$1,798
Receivables, net	1,862	1,631
Inventories, net	1,354	1,274
Other current assets	224	181
Total current assets	4,241	4,884
Noncurrent assets
Property, plant and equipment, net	4,499	4,470
Goodwill	4,270	4,419
Intangible assets, net	1,914	2,002
Other assets	1,621	1,585
Total assets	$16,545	$17,360

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$522	$1,480
Accounts payable	2,613	3,136
Accrued employee costs	236	285
Other current liabilities	632	676
Total current liabilities	4,003	5,577
Noncurrent liabilities
Long-term debt	7,476	6,337
Employee benefit obligations	1,435	1,486
Deferred taxes	547	561
Other liabilities	384	380
Total liabilities	13,845	14,341

Equity
Common stock (678,128,063 shares issued - 2020; 676,302,319 shares issued - 2019)	1,151	1,178
Retained earnings	5,777	5,803
Accumulated other comprehensive earnings (loss)	(1,139)	(910)
Treasury stock, at cost (352,208,959 shares - 2020; 351,667,322 shares - 2019)	(3,159)	(3,122)
Total Ball Corporation shareholders' equity	2,630	2,949
Noncontrolling interests	70	70
Total equity	2,700	3,019
Total liabilities and equity	$16,545	$17,360

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2020	2019

Cash Flows from Operating Activities
Net earnings	$23	$117
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	169	170
Business consolidation and other activities	115	14
Deferred tax provision (benefit)	(36)	10
Other, net	58	47
Changes in working capital components, net of dispositions	(1,037)	(487)
Cash provided by (used in) operating activities	(708)	(129)
Cash Flows from Investing Activities
Capital expenditures	(213)	(154)
Business dispositions, net of cash sold	(17)	—
Other, net	(4)	(9)
Cash provided by (used in) investing activities	(234)	(163)
Cash Flows from Financing Activities
Long-term borrowings	1,252	671
Repayments of long-term borrowings	(1,547)	(412)
Net change in short-term borrowings	493	160
Proceeds (payments) from issuances of common stock, net of shares used for taxes	(31)	(4)
Acquisitions of treasury stock	(57)	(146)
Common stock dividends	(51)	(34)
Other, net	(34)	(10)
Cash provided by (used in) financing activities	25	225

Effect of exchange rate changes on cash	(78)	11

Change in cash, cash equivalents and restricted cash	(995)	(56)
Cash, cash equivalents and restricted cash - beginning of period	1,806	728
Cash, cash equivalents and restricted cash - end of period	$811	$672

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the variability of contract sales in the company’s aerospace segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s 2019 Annual Report on Form 10-K filed on February 19, 2020, pursuant to the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019 (annual report).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires Ball’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting periods. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Ball’s management evaluates these estimates on an ongoing basis and adjusts or revises the estimates as circumstances change. As future events and their impacts cannot be determined with precision, actual results may differ from these estimates. In the opinion of management, the financial statements reflect all adjustments that are of a normal recurring nature and are necessary to fairly state the results of the periods presented.

Risks and Uncertainties – Novel Coronavirus (COVID-19)

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management’s judgement about the outcome of future events. The current global business environment is being impacted directly and indirectly by the effects of the novel coronavirus (COVID-19), and it is not possible to accurately predict the future impact of COVID-19. However, Ball management has reviewed the estimates used in preparing the financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of COVID-19 in the near term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory;
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting at March 31, 2020, could cease to meet the hedge accounting requirements and result in the recognition of income and/or expenses.

In addition to the above potential impacts on the estimates used in preparing financial statements, COVID-19 has the potential to increase Ball’s vulnerabilities to near-term severe impacts related to certain concentrations in its business. In line with other companies in the packaging and aerospace industries, Ball makes the majority of its sales and significant purchases to or from a relatively small number of global, or large regional, customers and suppliers. Furthermore, Ball makes the majority of its sales from a small number of product lines. The potential of COVID-19 to affect a significant customer or supplier, or to affect demand for certain products to a significant degree, heightens the vulnerability of Ball to these concentrations.

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

Cloud Computing Arrangements

In August 2018, amendments to existing accounting guidance were issued to clarify the accounting for implementation costs related to cloud computing arrangements. The amendments specify that existing guidance for capitalizing implementation costs incurred to develop or obtain internal-use software also applies to capitalizing implementation costs incurred in a hosting arrangement that is a service contract. The guidance was applied prospectively on January 1, 2020, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

Financial Assets

Amendments to existing guidance were issued in June 2016, followed by improvements and transition relief in 2018 and 2019, requiring financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Ball adopted this guidance and all related amendments on January 1, 2020, applying the modified retrospective method, and this adoption did not have a material effect on the company’s unaudited condensed consolidated financial statements.

New Accounting Guidance

Income Tax Simplification

In December 2019, accounting guidance was issued to simplify the accounting for income taxes. The guidance is effective for Ball on January 1, 2021, and the company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

3.     Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments outlined below. Effective January 1, 2020, the company implemented changes to its management and internal reporting structure for cost reduction and operational efficiency purposes. As a result of these changes, the company’s plants in Cairo, Egypt, and Manisa, Turkey, are now included in the beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA), segment. The company’s operations in India and Saudi Arabia are now combined with the former non-reportable beverage packaging, Asia Pacific, operating segment as a new non-reportable beverage packaging, other, operating segment. The company’s segment results and disclosures for the three months ended March 31, 2019, have been retrospectively adjusted to conform to the current year presentation.

Beverage packaging, North and Central America: Consists of operations in the U.S., Canada and Mexico that manufacture and sell metal beverage containers throughout those countries.

Beverage packaging, EMEA: Consists of operations in numerous countries throughout Europe, including Russia, as well as Egypt and Turkey, that manufacture and sell metal beverage containers throughout those regions.

Beverage packaging, South America: Consists of operations in Brazil, Argentina, Paraguay and Chile that manufacture and sell metal beverage containers throughout most of South America.

Aerospace: Consists of operations that manufacture and sell aerospace and other related products and provide services used in the defense, civil space and commercial space industries.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

As presented in the table below, Other consists of a non-reportable operating segment (beverage packaging, other), that manufactures and sells aluminum beverage containers in India, Saudi Arabia and throughout the Asia Pacific region; a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers and aluminum slugs (aerosol packaging); a non-reportable operating segment that manufactures and sells aluminum cups (aluminum cups); undistributed corporate expenses; intercompany eliminations and other business activities.

The accounting policies of the segments are the same as those in the company’s consolidated financial statements as discussed in Note 1. The company also has investments in operations in Guatemala, Panama, South Korea, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Summary of Business by Segment

	Three Months Ended March 31,
($ in millions)	2020	2019

Net sales
Beverage packaging, North and Central America	$1,181	$1,131
Beverage packaging, EMEA	669	684
Beverage packaging, South America	405	441
Aerospace	432	328
Reportable segment sales	2,687	2,584
Other	98	201
Net sales	$2,785	$2,785

Comparable operating earnings
Beverage packaging, North and Central America	$146	$118
Beverage packaging, EMEA	68	74
Beverage packaging, South America	63	68
Aerospace	40	30
Reportable segment comparable operating earnings	317	290
Reconciling items
Other (a)	(10)	(15)
Business consolidation and other activities	(115)	(14)
Amortization of acquired Rexam intangibles	(37)	(40)
Earnings before interest and taxes	155	221
Interest expense	(71)	(77)
Debt refinancing and other costs	(40)	(4)
Total interest expense	(111)	(81)
Earnings before taxes	$44	$140
(a)	Includes undistributed corporate expenses, net, of $14 million and $23 million for the three months ended March 31, 2020 and 2019, respectively.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

Brazil Aluminum Aerosol Packaging Business

In March 2020, the company agreed to acquire the entire share capital of Tubex Industria E Comercio de Embalagens Ltda, an aluminum aerosol packaging business with a plant near Sao Paolo, Brazil, for initial cash consideration of $80 million, subject to customary closing adjustments, and potential additional consideration not to exceed $30 million over the three years following the transaction close date. The business will be part of Ball’s aerosol packaging operating segment. The transaction is expected to close in the third quarter of 2020 and will broaden the geographic reach of Ball’s aluminum aerosol packaging business, serving the growing Brazilian personal care market.

Argentina Steel Aerosol Business

In October 2019, the company sold its Argentine steel aerosol packaging business, which included facilities in Garin and San Luis, Argentina, and recorded a loss on disposal of $52 million, which included the write-off of cumulative translation adjustments of $45 million related to the Argentina business that had been previously recorded in accumulated other comprehensive income. The loss on disposal was presented in business consolidation and other activities in the company’s unaudited condensed consolidated statements of earnings.

Beverage Packaging China

In September 2019, the company completed the sale of its metal beverage packaging business in China for upfront consideration of approximately $213 million, subject to customary closing adjustments, plus potential additional consideration related to the relocation of an existing facility in China in the coming years, the value of which has been reduced to zero dollars, as described in Note 6. The upfront proceeds from this sale were received in the fourth quarter of 2019. The potential additional consideration was written off during the first quarter of 2020. This charge, along with the loss on disposal of $45 million recorded in the third quarter of 2019, was recorded in business consolidation and other activities in the unaudited condensed consolidated statement of earnings.

5.     Revenue from Contracts with Customers

Disaggregation of Sales

The company disaggregates net sales by reportable segments as disclosed in Note 3, and based on the timing of transfer of control for goods and services as explained below. The transfer of control for goods and services may occur at a point in time or over time. As disclosed in Note 3, the company’s business consists of four reportable segments, which encompass disaggregated product lines and geographical areas: (1) beverage packaging, North and Central America; (2) beverage packaging, EMEA; (3) beverage packaging, South America; and (4) aerospace.

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

Total net sales	$503	$2,282	$2,785	$557	$2,228	$2,785

Contract Balances

The company enters into contracts to sell beverage packaging, aerosol packaging, and aerospace products and services. The company did not have any contract assets at either March 31, 2020, or December 31, 2019. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2019	87	9
Increase (decrease)	1	(1)
Balance at March 31, 2020	$88	$8

During the three months ended March 31, 2020, total contract liabilities remained flat, which is net of cash received of $121 million and amounts recognized as sales of $121 million, all of which related to current contract liabilities. The amount of sales recognized in the three months ended March 31, 2020, which were included in the opening contract liabilities balances, was $87 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized sales of $9 million and $6 million in the three months ended March 31, 2020 and 2019, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of March 31, 2020	$1,371	$909	$2,280

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2020	2019

Beverage packaging, North and Central America	$(3)	$(1)
Beverage packaging, EMEA	(3)	1
Beverage packaging, South America	(1)	(1)
Other	(108)	(13)
	$(115)	$(14)

2020

Beverage Packaging, North and Central America

During the three months ended March 31, 2020, the company recorded charges of $3 million for individually insignificant activities in connection with previously announced closures in 2018 of certain beverage can and end manufacturing facilities and other activities.

Beverage Packaging, EMEA

During the three months ended March 31, 2020, the company recorded charges of $3 million for individually insignificant activities in connection with previously announced plant closures, restructuring and other activities.

Beverage Packaging, South America

Charges in the three months ended March 31, 2020, included $1 million of expense for individually insignificant activities.

Other

During 2020, the company recorded the following amounts:

●	A non-cash impairment charge of $62 million related to the goodwill of the new beverage packaging, other, operating segment.
●	Charges of $23 million resulting from the current deterioration in the real estate market in China, which led to the company reducing the value of potential future consideration due as part of the sale of the company’s China beverage packaging business.
●	Charges of $15 million resulting from an adjustment to the selling price of the company’s steel food and aerosol business.
●	Credits of $11 million related to the reversal of reserves against working capital recorded in the fourth quarter of 2019 in the new beverage packaging, other, segment as previously at-risk balances were subsequently collected in the first quarter of 2020.
●	Charges of $6 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
●	Charges of $13 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2019

Beverage Packaging, North and Central America

Charges in the three months ended March 31, 2019, included $1 million of expense for individually insignificant activities.

Beverage Packaging, EMEA

During the three months ended March 31, 2019, the company recorded credits of $2 million resulting from updated estimates for employee severance and benefits and facility shutdown costs in connection with the closures of its Recklinghausen, Germany, and San Martino, Italy, plants, which ceased production during the third quarter of 2017 and the fourth quarter of 2018, respectively.

Other charges in the three months ended March 31, 2019, included $1 million of expense for individually insignificant activities.

Beverage Packaging, South America

Charges in the three months ended March 31, 2019, included $1 million of expense for individually insignificant activities.

Other

During the three months ended March 31, 2019, the company recorded charges of $13 million for estimated employee severance costs and professional services associated with the planned sale of the company’s former China beverage packaging business, which closed in September 2019.

7.	Supplemental Cash Flow Statement Disclosures

	March 31,
($ in millions)	2020	2019

Beginning of period:
Cash and cash equivalents	$1,798	$721
Current restricted cash (included in other current assets)	8	7
Total cash, cash equivalents and restricted cash	$1,806	$728

End of period:
Cash and cash equivalents	$801	$603
Current restricted cash (included in other current assets)	10	6
Cash in assets held for sale (included in other current assets)	—	63
Total cash, cash equivalents and restricted cash	$811	$672

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not yet been made or obtained through finance leases. These noncash capital expenditures are excluded from the statement of cash flows and totaled approximately $235 million at March 31, 2020, and $224 million at December 31, 2019.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

8.     Receivables, Net

	March 31,	December 31,
($ in millions)	2020	2019

Trade accounts receivable	$865	$647
Unbilled receivables	558	556
Less allowance for doubtful accounts	(6)	(17)
Net trade accounts receivable	1,417	1,186
Other receivables	445	445
	$1,862	$1,631

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of its receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.3 billion at March 31, 2020, and $1.4 billion at December 31, 2019. A total of $202 million and $230 million were available for sale under these programs as of March 31, 2020, and December 31, 2019, respectively.

Other receivables include income and sales tax receivables, related party receivables and other miscellaneous receivables.

9.     Inventories, Net

	March 31,	December 31,
($ in millions)	2020	2019

Raw materials and supplies	$827	$808
Work-in-process and finished goods	613	548
Less: Inventory reserves	(86)	(82)
	$1,354	$1,274

10.     Property, Plant and Equipment, Net

	March 31,	December 31,
($ in millions)	2020	2019

Land	$151	$153
Buildings	1,425	1,433
Machinery and equipment	5,467	5,513
Construction-in-progress	591	434
	7,634	7,533
Accumulated depreciation	(3,135)	(3,063)
	$4,499	$4,470

Depreciation expense amounted to $124 million and $122 million for the three months ended March 31, 2020 and 2019, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2019	$1,275	$1,500	$1,298	$40	$306	$4,419
Goodwill impairment	—	—	—	—	(62)	(62)
Effects of currency exchange	—	(67)	—	—	(20)	(87)
Balance at March 31, 2020	$1,275	$1,433	$1,298	$40	$224	$4,270

Goodwill in the above table is presented net of accumulated impairment losses of $62 million as of March 31, 2020.

As discussed in Note 3, effective January 1, 2020, Ball changed how its former operating segments composed of beverage packaging operations located in Africa, Middle East and Asia (beverage packaging, AMEA), and beverage packaging, Asia Pacific, are being managed and reported. These operating segments had goodwill balances of $102 million and $27 million, respectively, as of December 31, 2019. As shown in the table above, goodwill by segment has been retrospectively adjusted to conform to the current year presentation. Using a relative fair value allocation approach, goodwill of $67 million was allocated to the beverage packaging, EMEA, reportable segment and $62 million of goodwill was allocated to the beverage packaging, other, operating segment.

In the first quarter of 2020, the company recorded a non-cash impairment charge of $62 million related to the goodwill associated with the new beverage packaging, other, reporting unit as the carrying amount of this reporting unit exceeded its fair value. The impairment review was triggered by the restructuring of the company’s reporting units as part of the aforementioned changes in segment management and internal reporting structure.

12.    Intangible Assets, Net

	March 31,	December 31,
($ in millions)	2020	2019

Acquired Rexam customer relationships and other Rexam intangibles (net of accumulated amortization of $591 million at March 31, 2020, and $567 million at December 31, 2019)	$1,829	$1,909
Capitalized software (net of accumulated amortization of $175 million at March 31, 2020, and $170 million at December 31, 2019)	64	69
Other intangibles (net of accumulated amortization of $115 million at March 31, 2020, and $116 million at December 31, 2019)	21	24
	$1,914	$2,002

Total amortization expense of intangible assets amounted to $45 million and $48 million for the three months ended March 31, 2020 and 2019, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.    Other Assets

	March 31,	December 31,
($ in millions)	2020	2019

Long-term deferred tax assets	$264	$241
Long-term pension assets	414	437
Investments in affiliates	289	291
Right-of-use operating lease assets	261	239
Other	393	377
	$1,621	$1,585

In the first quarter of 2020, the shareholders of Ball Metalpack provided additional equity contributions and loans to Ball Metalpack, of which Ball's share was $30 million, which resulted in Ball recognizing previously unrecorded equity method losses associated with prior periods. These losses are presented in equity in results of affiliates, net of tax, in the company’s unaudited condensed consolidated statement of earnings. Ball is under no obligation to provide additional equity contributions or loans to Ball Metalpack.

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment.

Supplemental balance sheet information related to the company’s leases follows:

($ in millions)	Balance Sheet Location	March 31, 2020	December 31, 2019

Operating leases:
Operating lease ROU asset	Other assets	$261	$239
Current operating lease liabilities	Other current liabilities	59	58
Noncurrent operating lease liabilities	Other liabilities	194	181
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	$8	—
Current finance lease liabilities	Short-term debt and current portion of long-term debt	1	—
Noncurrent finance lease liabilities	Long-term debt	7	—

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.    Debt

Long-term debt consisted of the following:

	March 31,	December 31,
($ in millions)	2020	2019

Senior Notes
4.375% due December 2020	$—	$1,000
3.50%, euro denominated, due December 2020	—	449
5.00% due March 2022	750	750
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	772	785
0.875%, euro denominated, due March 2024	827	841
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	607	617
Senior Credit Facility (at variable rates)
Multi-currency revolver due March 2024	780	—
Term A loan, due March 2024	653	653
U.S. dollar revolver due March 2024	381	—
Other (including debt issuance costs)	(39)	(54)
	7,481	7,791
Less: Current portion of long-term debt	(5)	(1,454)
	$7,476	$6,337

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in March 2024. The revolving facilities provide the company with up to the U.S. dollar equivalent of $1.75 billion. At March 31, 2020, taking into account outstanding letters of credit, approximately $555 million was available under the company’s existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1.1 billion of short-term uncommitted credit facilities available at March 31, 2020, of which $517 million was outstanding and due on demand. At December 31, 2019, the company had $26 million outstanding under short-term uncommitted credit facilities.

In January 2020, Ball redeemed the outstanding euro-denominated 3.50% senior notes due in 2020 in the amount of €400 million and the outstanding 4.375% senior notes due in 2020 in the amount of $1 billion. The company recorded debt extinguishment costs of $40 million related to this redemption during the three months ended March 31, 2020.

The fair value of long-term debt was estimated to be $7.6 billion at March 31, 2020, and $8.3 billion at December 31, 2019. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 4.5 times. The company was in compliance with all loan agreements and debt covenants at March 31, 2020, and December 31, 2019, and has met all debt payment obligations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16. Taxes on Income

The company’s effective tax rate was negative 9.1 percent and 7.1 percent for the three months ended March 31, 2020 and 2019, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2020, was reduced by 51 percentage points for the benefit of share-based compensation, reduced by 13.8 percentage points for the benefit of losses in equity in results of affiliates, reduced by 8.9 percentage points for foreign rate differences net of foreign withholding tax, increased by 35.3 percentage points for the impact of the beverage packaging, other goodwill impairment, and increased by 11.1 percentage points for the impact of revaluing certain deferred tax assets due to fluctuations in foreign currency exchange rates. Also, as compared to the statutory tax rate, the effective tax rate for the three months ended March 31, 2019, was reduced by 11.3 percentage points for the benefit of share-based compensation, reduced by 2.7 percentage points for the benefit of losses in equity in results of affiliates and increased by 1.1 percentage points for the impact of global intangible low-taxed income (GILTI) net of foreign derived intangible income (FDII).

17.    Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2020	2019

Underfunded defined benefit pension liabilities	$929	$918
Less: Current portion	(24)	(24)
Long-term defined benefit pension liabilities	905	894
Long-term retiree medical liabilities	164	156
Deferred compensation plans	333	362
Other	33	74
	$1,435	$1,486

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2020			2019
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$16	$4	$20	$12	$3	$15
Interest cost	20	14	34	25	18	43
Expected return on plan assets	(31)	(21)	(52)	(28)	(28)	(56)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	10	1	11	6	1	7
Total net periodic benefit cost	$15	$(1)	$14	$15	$(5)	$10

Non-service pension income of $6 million for the three months ended March 31, 2020 and 2019, is included in selling, general, and administrative (SG&A) expenses.

Contributions to the company’s defined benefit pension plans were $11 million for the first three months of 2020 compared to $6 million for the first three months of 2019, and such contributions are expected to be approximately $90 million for the full year of 2020. This estimate may change based on changes to the U.S. Pension Protection Act, effects of the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the return achieved on actual plan assets, among other factors.

In April 2020, Ball completed the purchase of non-participating group annuity contracts that were transferred to an insurance company for benefit obligations related to the certain of the company’s U.S. pension plans. The purchase will trigger settlement accounting and result in the recognition of settlement losses recorded in business consolidation and other activities that are expected to be approximately $100 million.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.    Equity and Accumulated Other Comprehensive Earnings

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2019	676,302	$1,178	(351,667)	$(3,122)	$5,803	$(910)	$70	$3,019
Net earnings	—	—	—	—	23	—	—	23
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(229)	—	(229)
Common dividends, net of tax benefits	—	—	—	—	(49)	—	—	(49)
Treasury stock purchases	—	—	(774)	(54)	—	—	—	(54)
Treasury shares reissued	—	—	232	7	—	—	—	7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,826	(27)	—	—	—	—	—	(27)
Other activity	—	—	—	10	—	—	—	10
Balance at March 31, 2020	678,128	$1,151	(352,209)	$(3,159)	$5,777	$(1,139)	$70	$2,700

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2018	673,237	$1,157	(337,979)	$(2,205)	$5,341	$(835)	$104	$3,562
Net earnings	—	—	—	—	117	—	—	117
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	125	—	125
Reclassification of stranded tax effects	—	—	—	—	79	(79)	—	—
Common dividends, net of tax benefits	—		—	—	(34)	—	—	(34)
Treasury stock purchases	—	—	(2,634)	(129)	—	—	—	(129)
Treasury shares reissued	—	—	390	5	—	—	—	5
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,455	(3)	—	—	—	—	—	(3)
Other activity	—	—	—	6	1	—	(1)	6
Balance at March 31, 2019	674,692	$1,154	(340,223)	$(2,323)	$5,504	$(789)	$103	$3,649

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2019	$(340)	$(558)	$(12)	$(910)
Other comprehensive earnings (loss) before reclassifications	(224)	(18)	20	(222)
Amounts reclassified from accumulated other comprehensive earnings (loss) into earnings	—	8	(15)	(7)
Balance at March 31, 2020	$(564)	$(568)	$(7)	$(1,139)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2020	2019

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$—	$2
Commodity contracts recorded in cost of sales	4	(5)
Currency exchange contracts recorded in selling, general and administrative	18	23
Cross-currency swaps recorded in interest expense	(1)	4
Interest rate contracts recorded in interest expense	(1)	—
Total before tax effect	20	24
Tax benefit (expense) on amounts reclassified into earnings	(5)	(6)
Recognized gain (loss), net of tax	$15	$18

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$(11)	$(5)
Total before tax effect	(11)	(5)
Tax benefit (expense) on amounts reclassified into earnings	3	1
Recognized gain (loss), net of tax	$(8)	$(4)
(a)	These components include the computation of net periodic benefit cost detailed in Note 17.

.

19.    Earnings and Dividends Per Share

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2020	2019

Net earnings attributable to Ball Corporation	$23	$117

Basic weighted average common shares	325,346	334,239
Effect of dilutive securities	6,980	8,437
Weighted average shares applicable to diluted earnings per share	332,326	342,676

Per basic share	$0.07	$0.35
Per diluted share	$0.07	$0.34

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 1 million for the three months ended March 31, 2020 and 2019.

The company declared and paid dividends of $0.15 per share in the three months ended March 31, 2020 and $0.10 per share in the three months ended March 31, 2019, respectively.

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

At March 31, 2020, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.8 billion, of which $1.6 billion received hedge accounting treatment. Cash flow hedges relate to forecasted transactions that will occur within the next two years. Included in shareholders’ equity at March 31, 2020, within accumulated other comprehensive earnings (loss), is a net after-tax loss of $42 million associated with these contracts. A net loss of $34 million is expected to be recognized in earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage its mix of floating and fixed-rate debt. At March 31, 2020, the company had outstanding interest rate swap and option contracts with notional amounts of approximately $968 million paying fixed rates expiring within the next two years. Approximately $1 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at March 31, 2020, and is expected to be recognized in earnings during the next 12 months

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. At March 31, 2020, the company had outstanding exchange rate forward and option contracts with notional amounts totaling approximately $2.8 billion. Approximately $38 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at March 31, 2020, of which a net gain of $13 million is expected to be recognized in earnings during the next 12 months. The contracts outstanding at March 31, 2020, expire within the next five years.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk associated with foreign currency denominated intercompany debt incurred in 2016. The company fully settled this contract during 2019. Approximately $2 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at March 31, 2020, and is expected to be recognized in earnings during the next 12 months.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through May 2020 and have a combined notional value of 2.8 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price has an insignificant impact on pretax earnings, net of the impact of related derivatives.

Collateral Calls

The company’s agreements with its financial counterparties require the posting of collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of March 31, 2020, and December 31, 2019, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $83 million and $35 million, respectively, and no collateral was required to be posted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of March 31, 2020, and December 31, 2019, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		March 31, 2020
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$60	$10	$70
Foreign currency contracts		—	12	12
Other contracts		—	19	19
Total current derivative contracts	Other current assets	$60	$41	$101

Foreign currency contracts		$76	$2	$78
Total noncurrent derivative contracts	Other noncurrent assets	$76	$2	$78

Liabilities:
Commodity contracts		$100	$4	$104
Foreign currency contracts		5	37	42
Other contracts		1	12	13
Total current derivative contracts	Other current liabilities	$106	$53	$159

Commodity contracts		$9	$—	$9
Foreign currency contracts		—	1	1
Total noncurrent derivative contracts	Other noncurrent liabilities	$9	$1	$10

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2019
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$7	$1	$8
Foreign currency contracts		4	43	47
Other contracts		2	—	2
Total current derivative contracts	Other current assets	$13	$44	$57

Foreign currency contracts		$15	$—	$15
Other contracts		1	—	1
Total noncurrent derivative contracts	Other noncurrent assets	$16	$—	$16

Liabilities:
Commodity contracts		$26	$1	$27
Foreign currency contracts		—	18	18
Other contracts		—	19	19
Total current derivative contracts	Other current liabilities	$26	$38	$64

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$—	$1

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future. The present value discounting factor is based on the comparable time period LIBOR rate or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of March 31, 2020, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended March 31,
		2020		2019
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$—	$1	$2	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	4	(1)	(5)	1
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(1)	1	—	—
Foreign currency contracts - manage currency exposure	Selling, general and administrative	18	22	—	58
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	(1)	—	23	—
Cross-currency swaps - manage intercompany currency exposure	Interest expense	—	—	4	—
Equity contracts	Selling, general and administrative	—	(2)	—	30
Total		$20	$21	$24	$89

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended March 31,
($ in millions)	2020	2019

Amounts reclassified into earnings:
Commodity contracts	$(4)	$3
Cross-currency swap contracts	1	(27)
Interest rate contracts	1	—
Currency exchange contracts	(18)	—
Change in fair value of cash flow hedges:
Commodity contracts	(30)	14
Interest rate contracts	(2)	—
Cross-currency swap contracts	1	43
Currency exchange contracts	58	(2)
Foreign currency and tax impacts	(2)	(9)
Stranded tax effects reclassified into retained earnings:
Commodity contracts	—	2
Cross-currency swap contracts	—	(5)
	$5	$19

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $28 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at March 31, 2020.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December, 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. Oral argument on the motion filed by BMBCC and RBCC was completed in January 2019. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the Court of Appeals for the Federal Circuit. Crown filed its appeal brief on February 4, 2020, and BMBCC’s reply brief was filed on May 5, 2020. Based on the information available at the present time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During the third quarter of 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During the second quarter of 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts were determined to be estimable and realizable, the company recorded $57 million of prior year collections in business consolidation and other activities within the company’s second quarter 2019 condensed consolidated statement of earnings. The company is currently seeking reimbursement for additional ICMS-related amounts previously paid to the Brazilian government; however, such amounts cannot be estimated at this time. In the event other comparable cases are resolved and the amounts claimed become estimable and realizable, the company will record gains, which may result in material reimbursements to the company in future periods.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are coterminous with the terms of the respective note indentures, senior notes and credit agreement and could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes and/or the credit agreement. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to the then outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier foreign subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain foreign borrowers and foreign pledgors under the loan documents will be secured, with certain exceptions, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned foreign subsidiaries and material wholly owned U.S. domiciled foreign subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities. The required combined summarized financial information of the issuer of the company’s senior notes and the subsidiaries that guarantee the notes (the obligor group) is presented within Item 2 of this report.

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

Novel Coronavirus (COVID-19)

The novel coronavirus (COVID-19) has had a material effect upon the global business environment in the first quarter of 2020. Countries across the globe have issued stay-at-home orders and instructed non-essential businesses to temporarily close. Ball provides key products and services to the consumer beverage, household and aerospace markets and, consequently, the operations of Ball and of its principal customers and suppliers have been designated as essential across our key markets. This designation has allowed Ball to continue to operate its manufacturing facilities without significant disruption throughout the first quarter of 2020. For this reason, we do not believe that Ball has been significantly impacted, in the first quarter of 2020 by COVID-19. The risks that COVID-19 presents to Ball’s business have been outlined in Item 1a. Risk Factors and Note 1 of these condensed consolidated financial statements. During the second quarter of 2020, we do expect to see a temporary decline in demand in our beverage packaging, South America, operating segment as a result of temporary government closures of smaller grocery stores, gas stations and convenience stores in Brazil and our beverage packaging, EMEA, operating segment as a result of country specific travel restrictions. These respective closures, restrictions and their duration are expected to constrain some of the supply of products to consumers.

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2020	2019

Net sales	$2,785	$2,785
Net earnings attributable to Ball Corporation	23	117
Net earnings attributable to Ball Corporation as a % of net sales	1%	4%

Sales in the three months ended March 31, 2020, remained flat compared to the same period in 2019 primarily due to higher volumes in our beverage packaging segments and increased sales in our aerospace segment, partially offset by the sale of the China beverage packaging can business, the pass through of lower aluminum prices and unfavorable exchange rates. Net earnings for the three months ended March 31, 2020, decreased compared to the same period in 2019 primarily due to higher business consolidation and other costs and higher debt refinancing and other costs, partially offset by higher volumes in our beverage packaging segments and lower income tax expense.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,215 million and $2,253 million for the three months ended March 31, 2020 and 2019. These amounts represented 80 percent and 81 percent of consolidated net sales for the three months ended March 31, 2020 and 2019, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $169 million and $170 million for the three months ended March 31, 2020 and 2019, respectively. These amounts represented 6 percent of consolidated net sales for the three months ended March 31, 2020 and 2019.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $131 million and $127 million for the three months ended March 31, 2020 and 2019, respectively. These amounts represented 5 percent of consolidated net sales for the three months ended March 31, 2020 and 2019.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $115 million and $14 million for the three months ended March 31, 2019, respectively. These amounts represented 4 percent and 1 percent of consolidated net sales for the three months ended March 31, 2020 and 2019, respectively. The increase for the three months ended March 31, 2020, was primarily due to the non-cash impairment charge related to the goodwill of the beverage packaging, other, reporting unit, the adjustment to the selling price of the company’s former steel food and steel aerosol business and the reduction in value of the potential future consideration related to the sale of the company’s former China beverage packaging business.

Interest Expense

Total interest expense was $111 million and $81 million for the three months ended March 31, 2020 and 2019, respectively, which included $40 million of debt extinguishment costs in 2020 and $4 million of refinance costs in 2019. Interest expense as a percentage of average monthly borrowings was 4 percent for the three months ended March 31, 2020, and 2019.

Income Taxes

The effective tax rate for the three months ended March 31, 2020, was negative 9.1 percent compared to 7.1 percent for the same period in 2019. The decrease of 16.2 percentage points for the three months ended March 31, 2020, was primarily due to the impact of increased tax benefits for share-based compensation in 2020, and increased tax benefits for losses in equity in results of affiliates recognized in 2020, which were partially offset by the 2020 revaluation of deferred tax assets in Brazil due to fluctuations in foreign currency exchange rates. These items are expected to recur, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts. For 2020, the tax benefits were partially offset by a charge for the impairment of non tax-deductible goodwill within the beverage packaging, other, operating segment which will not recur.

On March 27, 2020, the CARES Act was signed into law, which, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The company has assessed the impact of this new legislation and, at present, does not expect it to have a material impact on our 2020 effective tax rate.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below. Effective January 1, 2020, the company implemented changes to its management and internal reporting structure for cost reduction and operational efficiency purposes. As a result of these changes, the company’s plants in Cairo, Egypt, and Manisa, Turkey, are now included in the beverage packaging, EMEA, segment. In addition, the company’s operations in India and Saudi Arabia are now combined with the former non-reportable beverage packaging, Asia Pacific, operating segment as a new non-reportable operating segment (beverage packaging, other). Our segment results and disclosures for the three months ended March 31, 2019, have been retrospectively adjusted to conform to the current year presentation.

Beverage Packaging, North and Central America

	Three Months Ended March 31,
($ in millions)	2020	2019

Net sales	$1,181	$1,131

Comparable operating earnings	$146	$118
Business consolidation and other activities (a)	(3)	(1)
Amortization of acquired Rexam intangibles	(7)	(8)
Total segment earnings	$136	$109
Comparable operating earnings as a % of segment net sales	12%	10%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Segment sales for the three months ended March 31, 2020, were $50 million higher compared to the same period in 2019. The increase for the three months ended March 31, 2020, was primarily due to higher volumes of $47 million.

Comparable operating earnings for the three months ended March 31, 2020, were $28 million higher compared to the same period in 2019. The increase for the three months ended March 31, 2020, was primarily due to higher sales volumes, benefits from improved customer contractual terms and improved operating performance, partially offset by increased capacity expansion costs for projects in the company’s existing Rome, Georgia, and Fort Worth, Texas, facilities and unfavorable currency exchange rates related to the Mexican peso.

Beverage Packaging, EMEA

	Three Months Ended March 31,
($ in millions)	2020	2019

Net sales	$669	$684

Comparable operating earnings	$68	$74
Business consolidation and other activities (a)	(3)	1
Amortization of acquired Rexam intangibles	(16)	(18)
Total segment earnings	$49	$57
Comparable operating earnings as a % of segment net sales	10%	11%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Segment sales for the three months ended March 31, 2020, were $15 million lower compared to the same period in 2019. The decrease in sales for the three months ended March 31, 2020, was primarily related to unfavorable currency exchange rates and the pass through of lower aluminum prices, partially offset by higher sales volumes.

Comparable operating earnings for the three months ended March 31, 2020, were $6 million lower compared to the same period in 2019. The decrease for the three months ended March 31, 2020, was primarily due to unfavorable currency exchange rates, higher freight and warehousing costs, and intermittent production line downtime, partially offset by increased sales volumes.

Beverage Packaging, South America

	Three Months Ended March 31,
($ in millions)	2020	2019

Net sales	$405	$441

Comparable operating earnings	$63	$68
Business consolidation and other activities (a)	(1)	(1)
Amortization of acquired Rexam intangibles	(14)	(14)
Total segment earnings	$48	$53
Comparable operating earnings as a % of segment net sales	16%	15%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Segment sales for the three months ended March 31, 2020, were $36 million lower compared to the same period in 2019. The decrease for the three months ended March 31, 2020, was primarily due to regional price/mix and lower end volumes, partially offset by higher can volumes in Argentina and Chile. However, the beverage packaging, South America, segment experienced a significant drop off of volumes in second half of March 2020.

Comparable operating earnings for the three months ended March 31, 2020, were $5 million lower compared to the same period in 2019. The decrease for the three months ended March 31, 2020, was primarily due to startup costs for new plants, regional price/mix and lower end volumes, partially offset by higher can volumes.

Aerospace

	Three Months Ended March 31,
($ in millions)	2020	2019

Net sales	$432	$328
Comparable operating earnings	40	30
Comparable operating earnings as a % of segment net sales	9%	9%

Segment sales for the three months ended March 31, 2020, were $104 million higher compared to the same period in 2019 and comparable operating earnings for the three months ended March 31, 2020, were $10 million higher compared to the same period in 2019. The higher sales and comparable earnings for the three months ended March 31, 2020, were primarily the result of an increase in sales from significant U.S. national defense contracts.

The aerospace sales contract mix for the three months ended March 31, 2020, consisted of 50 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 48 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $2.3 billion and $2.5 billion at March 31, 2020, and December 31, 2019, respectively. The backlog at March 31, 2020, consisted of 54 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

Management Performance Measures

Management internally uses various financial measures to evaluate company performance such as comparable operating earnings (earnings before interest, taxes and business consolidation and other non-comparable costs); comparable net earnings (earnings before business consolidation costs and other non-comparable costs after tax); comparable diluted earnings per share (comparable net earnings divided by diluted weighted average shares outstanding); return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); and diluted earnings per share. Management also uses free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures) as a measure to evaluate the company’s liquidity. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods, including business consolidation costs and gains or losses on acquisitions and dispositions.

Nonfinancial measures used in the packaging businesses include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics; production and sales volumes; asset utilization rates and measures of sustainability. Additional measures used to evaluate financial performance in the aerospace segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended March 31,
($ in millions)	2020	2019

Net earnings attributable to Ball Corporation	$23	$117
Add: Net earnings attributable to noncontrolling interests	—	—
Net earnings	23	117
Less: Equity in results of affiliates, net of tax	25	13
Add: Tax provision (benefit)	(4)	10
Earnings before taxes, as reported	44	140
Add: Total interest expense	111	81
Earnings before interest and taxes	155	221
Add: Business consolidation and other activities	115	14
Add: Amortization of acquired Rexam intangibles	37	40
Comparable operating earnings	$307	$275

Our calculation of comparable net earnings is summarized below:

	Three Months Ended March 31,
($ in millions, except per share amounts)	2020	2019

Net earnings attributable to Ball Corporation	$23	$117
Add: Business consolidation and other activities	115	14
Add: Amortization of acquired Rexam intangibles	37	40
Add: Share of equity method affiliate non-comparable costs	30	12
Add: Debt refinancing and other costs	40	4
Less: Non-controlling interest share of non-comparable costs	1	—
Less: Noncomparable taxes	(44)	(20)
Comparable net earnings	$202	$167

Diluted earnings per share, as reported	$0.07	$0.34
Comparable diluted earnings per share	$0.61	$0.49

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

The following summarizes our cash flows:

	Three Months Ended March 31,
($ in millions)	2020	2019

Cash flows provided by (used in) operating activities	$(708)	$(129)
Cash flows provided by (used in) investing activities	(234)	(163)
Cash flows provided by (used in) financing activities	25	225

Our primary sources of liquidity are cash provided by operating activities and external borrowings. We believe that cash flows from operations and cash provided by short-term, long-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, anticipated share repurchases and anticipated capital expenditures. We have no debt maturities until 2022, our senior credit facilities are in place until 2024 and we are focused in the near term on maintaining liquidity and flexibility in the current economic environment.

Cash flows provided by operations were lower in 2020 compared to 2019, primarily due to higher working capital outflows. The impact of changes in working capital on operating cash flows for the three months ended March 31, 2020, was a $1,037 million outflow, primarily due to seasonal working capital build which was more sizeable than typical due largely to the timing of metal payments in the first quarter. In comparison to the first quarter of 2019, our working capital movements reflect an increase of days sales outstanding from 38 days in 2019 to 46 days in 2020 and a decrease in days payable outstanding from 118 days in 2019 to 102 days in 2020.

Cash outflows from investing activities increased by $71 million from $163 million in 2019 to $234 million in 2020. This predominantly reflected a $59 million increase in capital expenditures for large growth projects.

Cash inflows from financing activities decreased by $200 million from $225 million in 2019 to $25 million in 2020. The primary reason for the smaller inflow was the redemption in January 2020 of euro-denominated 3.50% senior notes of €400 million and 4.375% senior notes of $1 billion, partially offset by revolver borrowings and decreased net share repurchases of $62 million.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.3 billion and $1.4 billion at March 31, 2020, and December 31, 2019. A total of $202 million and $230 million were available for sale under such programs as of March 31, 2020, and December 31, 2019, respectively.

Contributions to the company’s defined benefit pension plans were $11 million in the first three months of 2020 compared to $6 million in the first three months of 2019 and such contributions are expected to be approximately $90 million for the full year of 2020. This estimate may change based on changes to the U.S. Pension Protection Act, the CARES Act and actual plan asset performance, among other factors.

We expect 2020 capital expenditures for property, plant and equipment to be in the range of $800 million and approximately $566 million was contractually committed as of March 31, 2020.

As of March 31, 2020, approximately $405 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows, cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds would be needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $88 million during the three months ended March 31, 2020, compared to $150 million of repurchases, net of issuances, during the same period of 2019. The share repurchases were completed using cash on hand, cash provided by operating activities and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2024, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $8.0 billion and $7.8 billion was outstanding at March 31, 2020, and December 31, 2019, respectively.

In January 2020, Ball redeemed the outstanding euro-denominated 3.50% senior notes due in 2020 in the amount of €400 million and the outstanding 4.375% senior notes due in 2020 in the amount of $1 billion. The company recorded debt extinguishment costs of $40 million related to this redemption during the three months ended March 31, 2020.

At March 31, 2020, taking into account our outstanding letters of credit, approximately $555 million was available under existing long-term, multi-currency committed revolving credit facilities, which are available until March 2024. In addition to these facilities, the company had approximately $1.1 billion of short-term uncommitted credit facilities available as of March 31, 2020, of which $517 million was outstanding and due on demand.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at March 31, 2020, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 4.5 times. As of March 31, 2020, the company could borrow up to its limits available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details regarding our debt are available in Note 15 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Guaranteed Securities

The company’s senior notes are guaranteed on a full and unconditional, joint and several basis by the issuer of the company’s senior notes and the subsidiaries that guarantee the notes (the obligor group). The entities that comprise the obligor group are 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company.

The following summarized financial information relates to the obligor group as of March 31, 2020, and December 31, 2019, and for the three months ended March 31, 2020 and the year ended December 31, 2019. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Three Months Ended	Year Ended
($ in millions)	March 31, 2020	December 31, 2019

Net sales	$1,694	$6,540
Gross profit (a)	222	789
Net earnings (loss)	113	211
Net earnings (loss) attributable to Ball	113	211
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $39 million for the three months ended March 31, 2020, and $160 million for the year ended December 31, 2019.

	March 31,	December 31,
($ in millions)	2020	2019

Current assets	$2,073	$2,310
Noncurrent assets	13,100	13,073
Current liabilities	3,721	5,073
Noncurrent liabilities	11,084	9,953

Included in the amounts disclosed in the tables above, at March 31, 2020, and December 31, 2019, the obligor group held receivables due from other subsidiary companies of $344 million and $299 million, respectively, long-term notes receivable due from other subsidiary companies of $9.2 billion and $9.3 billion, respectively, payables due to other subsidiary companies of $1.9 billion at each date, and long-term notes payable due to other subsidiary companies of $2.3 billion and $2.2 billion, respectively.

For the three months ended March 31, 2020, and for the year ended December 31, 2019, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $203 million and $792 million, respectively, net charges to them of $8 million and $21 million, respectively, and net interest income from them of $135 million and $127 million, respectively. During the year ended December 31, 2019, the obligor group received dividends from other subsidiary companies of $775 million.

A description of the terms and conditions of the company’s debt guarantees is located in Note 22 of Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases and the company’s deferred compensation stock plan, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2019 Annual Report on Form 10-K filed on February 19, 2020, and in Note 20 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements concerning future events and financial performance. Words such as "expects," "anticipates," "estimates," "believes," "targets," "likely," "positions" and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. The readers of this report should therefore not place undue reliance upon any forward-looking statements and any such statements should be read in conjunction with, and, qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Additional factors that might affect: a) our packaging segments include product capacity, supply, and demand constraints and fluctuations; availability/cost of raw materials and logistics; competitive packaging, pricing and substitution; changes in climate and weather; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation; power and supply chain interruptions, including due to virus and disease outbreaks; potential delays and tariffs related to the U.K’s departure from the EU; changes in major customer or supplier contracts or a loss of a major customer or supplier; political instability and sanctions; currency controls; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and shelter-in-place orders in any country affecting goods produced by us or in our supply chain, including imported raw materials, such as those related to COVID-19 and those pursuant to Section 232 of the U.S. Trade Expansion Act of 1962 or Section 301 of Trade Act of 1974; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the company as a whole include those listed plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats and the success of information technology initiatives; litigation; strikes; disease; pandemic; labor cost changes; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including policies, orders and actions related to COVID-19, the U.S. government elections, budget, sequestration and debt limit; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on our operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended March 31, 2020, except as discussed in Note 21 to the unaudited condensed consolidated financial statements within Part I, Item 1 of this report.

Item 1A.  Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s 2019 Annual Report on Form 10-K filed on February 19, 2020, for the year ended December 31, 2019. In the first quarter of 2020, we have included a new risk factor described below. There are no other material changes in our risk factors from those previously discussed in our Annual Report on Form 10-K filed on February 19, 2020.

We face risks related to health epidemics, pandemics and other outbreaks, including the current novel coronavirus (COVID-19), which could adversely affect our business.

The circumstances of the current COVID-19 outbreak are changing rapidly, and at this time we are unable to reasonably estimate the full impact of the COVID-19 outbreak on our future financial results. The products produced and services provided by Ball are essential and, as a result, relevant governments around the world have allowed our operations to continue through this crisis. However, COVID-19 could give rise to circumstances that cause one or more of the following risk factors discussed in the company’s 2019 Annual Report on Form 10-K filed on February 19, 2020, to occur:

●	We could lose key customers, customers could become insolvent or have a reduction in demand for our products and services;
●	We could face increased competition within the beverage packaging and aerospace industries, or from alternate products and services;
●	We could be subject to changes in laws and governmental regulations that adversely affect our business and operations;
●	We could be subject to adverse fluctuations in currency exchange rates;
●	We might lose key management and operating personnel;
●	Our ability to develop or apply new technology may be reduced;
●	We may be subject to disruptions in the supply or price of our raw materials;
●	We may face prolonged work stoppages at our facilities;
●	We may be impacted by government budget constraints or government shutdowns;
●	Our goodwill and other long-lived assets could become impaired;
●	Our pension plan investments may not perform as expected, and we may be required to make additional contributions to our pension plans which would otherwise be available for other general corporate purposes;
●	Our access to capital markets may be restricted, which could adversely affect our short-term liquidity and prevent us from fulfilling our obligations under the notes issued pursuant to our bond indentures;
●	We may be impacted by deterioration in the global credit, financial and economic environment, which could have a negative impact on our results of operations, financial position or cash flows;
●	We may be subject to increased information technology (IT) security threats and reduced network access availability;
●	Our operations and of our principal customers and suppliers could be designated as non-essential across our key markets; and
●	A material weakness in our internal control over financial reporting or a material misstatements in our financial statements.

Because the nature of a global outbreak of COVID-19 is far-reaching and its impacts cannot be completely anticipated, additional risks may arise that could materially impact the company’s financial results and liquidity.

The company has or may implement actions to minimize the risks and associated negative effects from COVID-19, which do not guarantee the prevention or mitigation of material impacts on our business. Some of these actions may include, and are not limited to:

●	Implementing alternative work arrangements including work from home;
●	Limiting or eliminating work-related travel;
●	Effecting a full or partial shut-down of operations;
●	Enhancing the cleaning and disinfecting of our physical locations;
●	Implementing health screening for employees and third parties who enter our facilities;
●	Adjusting inventory levels to mitigate potential supply disruptions;

●	Delaying growth capital spending;
●	Modifying payment terms with customers;
●	Providing additional health-related services to our employees;
●	Reducing or suspending our quarterly dividends;
●	Reducing compensation for our employees;
●	Reducing our workforce levels;
●	Modifying our debt arrangements; and
●	Adjusting contributions to defined benefit pension plans or income tax payments.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the first quarter of 2020.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2020	396,800	$67.86	396,800	36,926,140
February 1 to February 29, 2020	276,616	74.97	276,616	36,649,524
March 1 to March 31, 2020	100,000	59.61	100,000	36,549,524
Total	773,416	69.33	773,416
(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2020.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended March 31, 2020.

Item 6.     Exhibits

10.1	Ball Corporation Deposit Share Program for United States Participants, amended and restated as of July 27, 2016 (filed herewith).
12	Obligor group subsidiaries of Ball Corporation

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, Chairman, President and Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	May 8, 2020