Form 10-Q
period 2020-09-30
BALL Corp
filed 2020-11-06
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, and the securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at October 31, 2020
Common Stock, without par value	BLL	NYSE	327,111,668 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2020	2019	2020	2019

Net sales	$3,093	$2,953	$8,679	$8,755

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,430)	(2,363)	(6,875)	(7,044)
Depreciation and amortization	(160)	(169)	(499)	(510)
Selling, general and administrative	(121)	(90)	(363)	(328)
Business consolidation and other activities	(8)	(133)	(235)	(147)
	(2,719)	(2,755)	(7,972)	(8,029)

Earnings before interest and taxes	374	198	707	726

Interest expense	(68)	(79)	(206)	(237)
Debt refinancing and other costs	(1)	—	(41)	(4)
Total interest expense	(69)	(79)	(247)	(241)

Earnings before taxes	305	119	460	485
Tax (provision) benefit	(73)	(32)	(92)	(73)
Equity in results of affiliates, net of tax	8	5	(13)	(6)
Net earnings	240	92	355	406
Net (earnings) loss attributable to noncontrolling interests	1	—	3	—
Net earnings attributable to Ball Corporation	$241	$92	$358	$406

Earnings per share:
Basic	$0.74	$0.28	$1.10	$1.22
Diluted	$0.72	$0.27	$1.08	$1.19

Weighted average shares outstanding: (000s)
Basic	326,549	331,148	325,965	332,726
Diluted	332,654	340,632	332,152	341,702

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019

Net earnings	$240	$92	$355	$406

Other comprehensive earnings (loss):
Foreign currency translation adjustment	(130)	50	(292)	136
Pension and other postretirement benefits	9	20	(2)	27
Derivatives designated as hedges	44	16	63	47
Total other comprehensive earnings (loss)	(77)	86	(231)	210
Income tax (provision) benefit	(10)	(5)	(14)	(12)
Total other comprehensive earnings (loss), net of tax	(87)	81	(245)	198

Total comprehensive earnings (loss)	153	173	110	604
Comprehensive (earnings) loss attributable to noncontrolling interests	1	—	3	—
Comprehensive earnings (loss) attributable to Ball Corporation	$154	$173	$113	$604

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2020	2019

Assets
Current assets
Cash and cash equivalents	$771	$1,798
Receivables, net	1,772	1,631
Inventories, net	1,309	1,274
Other current assets	173	181
Total current assets	4,025	4,884
Noncurrent assets
Property, plant and equipment, net	4,895	4,470
Goodwill	4,401	4,419
Intangible assets, net	1,897	2,002
Other assets	1,754	1,585
Total assets	$16,972	$17,360

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$31	$1,480
Accounts payable	2,832	3,136
Accrued employee costs	283	285
Other current liabilities	618	676
Total current liabilities	3,764	5,577
Noncurrent liabilities
Long-term debt	7,679	6,337
Employee benefit obligations	1,573	1,486
Deferred taxes	589	561
Other liabilities	414	380
Total liabilities	14,019	14,341

Equity
Common stock (679,001,052 shares issued - 2020; 676,302,319 shares issued - 2019)	1,164	1,178
Retained earnings	6,014	5,803
Accumulated other comprehensive earnings (loss)	(1,155)	(910)
Treasury stock, at cost (352,022,101 shares - 2020; 351,667,322 shares - 2019)	(3,137)	(3,122)
Total Ball Corporation shareholders' equity	2,886	2,949
Noncontrolling interests	67	70
Total equity	2,953	3,019
Total liabilities and equity	$16,972	$17,360

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2020	2019

Cash Flows from Operating Activities
Net earnings	$355	$406
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	499	510
Business consolidation and other activities	235	147
Deferred tax provision (benefit)	(23)	(16)
Other, net	7	32
Changes in working capital components, net of dispositions	(728)	(423)
Cash provided by (used in) operating activities	345	656
Cash Flows from Investing Activities
Capital expenditures	(683)	(425)
Business acquisitions, net of cash acquired	(69)	—
Business dispositions, net of cash sold	(17)	(50)
Other, net	18	26
Cash provided by (used in) investing activities	(751)	(449)
Cash Flows from Financing Activities
Long-term borrowings	2,552	1,098
Repayments of long-term borrowings	(2,792)	(906)
Net change in short-term borrowings	(3)	131
Proceeds (payments) from issuances of common stock, net of shares used for taxes	(12)	16
Acquisitions of treasury stock	(57)	(614)
Common stock dividends	(149)	(133)
Other, net	(60)	(10)
Cash provided by (used in) financing activities	(521)	(418)

Effect of exchange rate changes on cash	(96)	(20)

Change in cash, cash equivalents and restricted cash	(1,023)	(231)
Cash, cash equivalents and restricted cash - beginning of period	1,806	728
Cash, cash equivalents and restricted cash - end of period	$783	$497

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

Risks and Uncertainties – Novel Coronavirus (COVID-19)

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management’s judgement about the outcome of future events. The current global business environment is being impacted directly and indirectly by the effects of the novel coronavirus (COVID-19), and it is not possible to accurately estimate the impacts of COVID-19. However, Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of COVID-19 in the near term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory;
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at September 30, 2020, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

3.     Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments outlined below. Effective January 1, 2020, the company implemented changes to its management and internal reporting structure for cost reduction and operational efficiency purposes. As a result of these changes, the company’s plants in Cairo, Egypt, and Manisa, Turkey, are now included in the beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA), segment. The company’s operations in India and Saudi Arabia are now combined with the former non-reportable beverage packaging, Asia Pacific, operating segment as a new non-reportable beverage packaging, other, operating segment. The company’s segment results and disclosures for the three and nine months ended September 30, 2019, have been retrospectively adjusted to conform to the current year presentation.

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

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019

Net sales
Beverage packaging, North and Central America	$1,327	$1,230	$3,775	$3,647
Beverage packaging, EMEA	809	763	2,177	2,215
Beverage packaging, South America	432	392	1,166	1,210
Aerospace	451	374	1,321	1,081
Reportable segment sales	3,019	2,759	8,439	8,153
Other	74	194	240	602
Net sales	$3,093	$2,953	$8,679	$8,755

Comparable operating earnings
Beverage packaging, North and Central America	$209	$157	$544	$416
Beverage packaging, EMEA	117	105	248	277
Beverage packaging, South America	64	60	173	193
Aerospace	44	35	114	103
Reportable segment comparable operating earnings	434	357	1,079	989
Reconciling items
Other (a)	(15)	12	(26)	2
Business consolidation and other activities	(8)	(133)	(235)	(147)
Amortization of acquired Rexam intangibles	(37)	(38)	(111)	(118)
Earnings before interest and taxes	374	198	707	726
Interest expense	(68)	(79)	(206)	(237)
Debt refinancing and other costs	(1)	—	(41)	(4)
Total interest expense	(69)	(79)	(247)	(241)
Earnings before taxes	$305	$119	$460	$485
(a)	Includes undistributed corporate expenses, net, of $13 million and $4 million for the three months ended September 30, 2020 and 2019, respectively, and $33 million and $42 million for the nine months ended September 30, 2020 and 2019, respectively.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

Brazil Aluminum Aerosol Packaging Business

In August 2020, the company acquired the entire share capital of Tubex Industria E Comercio de Embalagens Ltda, an aluminum aerosol packaging business with a plant in Itupeva, Brazil, for the purchase price of $80 million, subject to customary closing adjustments, including initial cash consideration of $69 million plus potential additional consideration not to exceed $30 million in total over the next three years. The business is part of Ball’s aerosol packaging operating segment. The transaction broadens the geographic reach of Ball’s aluminum aerosol packaging business, serving the growing Brazilian personal care market.

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

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

Total net sales	$604	$2,489	$3,093	$1,638	$7,041	$8,679

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

Total net sales	$555	$2,398	$2,953	$1,659	$7,096	$8,755

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Contract Balances

The company enters into contracts to sell beverage packaging, aerosol packaging, and aerospace products and services. The company did not have any contract assets at either September 30, 2020, or December 31, 2019. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2019	87	9
Increase (decrease)	5	(1)
Balance at September 30, 2020	$92	$8

During the nine months ended September 30, 2020, total contract liabilities increased by $4 million, which is net of cash received of $407 million and amounts recognized as sales of $411 million, all of which related to current contract liabilities. The amount of sales recognized in the nine months ended September 30, 2020, which were included in the opening contract liabilities balances, was $87 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized net sales of $9 million and $12 million in the three and nine months ended September 30, 2020, respectively, and net sales of $4 million and $10 million in the three and nine months ended September 30, 2019, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

Transaction Price Allocated to Remaining Performance Obligations

Ball typically enters into master agreements with customers, which establish the terms and conditions for subsequent orders of goods. These master agreements do not create enforceable rights and obligations on a stand-alone basis. In the context of the revenue recognition standard, enforceable contracts are those that have an enforceable right to payment, which Ball typically has once a binding forecast or purchase order (or similar contract) is in place and Ball produces under the contract. Within Ball’s packaging segments, these enforceable contracts all have a duration of less than one year. Contracts that have an original duration of less than one year are excluded from the requirement to disclose remaining performance obligations based on the company’s election to use the practical expedient.

The table below discloses: (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts with an original duration of greater than one year, and (2) when the company expects to record sales on these multi-year contracts.

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of September 30, 2020	$1,354	$926	$2,280

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019

Beverage packaging, North and Central America	$—	$(2)	$(4)	$(8)
Beverage packaging, EMEA	(2)	(9)	(8)	(24)
Beverage packaging, South America	3	(14)	(1)	22
Other	(9)	(108)	(222)	(137)
	$(8)	$(133)	$(235)	$(147)

2020

Beverage Packaging, North and Central America

During the nine months ended September 30, 2020, the company recorded charges of $4 million for individually insignificant activities in connection with previously announced closures of certain beverage can and end manufacturing facilities and other activities.

Beverage Packaging, EMEA

During the three and nine months ended September 30, 2020, the company recorded charges of $2 million and $8 million, respectively, for individually insignificant activities in connection with previously announced plant closures, restructuring and other activities.

Beverage Packaging, South America

During the three and nine months ended September 30, 2020, the company recorded credits of $3 million and charges of $1 million, respectively, for individually insignificant activities.

Other

During the three months ended September 30, 2020, the company recorded the following amounts:

●	Settlement charges of $5 million associated with lump-sum payments made to settle the projected pension benefit obligations for certain of Ball’s U.S. defined pension plans.
●	Charges of $4 million for individually insignificant activities.

During the nine months ended September 30, 2020, the company recorded the following amounts:

●	A non-cash settlement loss of $102 million related to the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined pension plans, which triggered settlement accounting. The settlement loss primarily reflects the second quarter recognition of aggregate unamortized actuarial losses in these U.S. pension plans.
●	A non-cash impairment charge of $62 million related to the goodwill of the new beverage packaging, other, operating segment. See Note 11 for further details.
●	A non-cash charge of $23 million resulting from the recent deterioration of China’s real estate market, which led the company to reduce the value of potential future consideration due as part of the sale of its China beverage packaging business. See Note 4 for further details.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

●	Charges of $15 million resulting from an adjustment to the selling price of the company’s steel food and aerosol business.
●	A credit of $11 million related to the reversal of reserves against working capital recorded in the fourth quarter of 2019 in the new beverage packaging, other, segment, as previously at-risk balances were subsequently collected.
●	Charges of $6 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
●	Charges of $25 million for individually insignificant activities.

2019

Beverage Packaging, North and Central America

During the three and nine months ended September 30, 2019, the company recorded charges of $1 million and $7 million, respectively, in connection with previously announced closures in 2018 of certain beverage can and end manufacturing facilities.

Other charges in the three and nine months ended September 30, 2019, included $1 million of expense for individually insignificant activities.

Beverage Packaging, EMEA

During the three and nine months ended September 30, 2019, the company recorded charges of $6 million and $17 million, respectively, in connection with previously announced closures of certain beverage can and end manufacturing facilities and other activities.

Other charges in the three and nine months ended September 30, 2019, included $3 million and $7 million, respectively, of expense for individually insignificant activities.

Beverage Packaging, South America

During the nine months ended September 30, 2019, the company recorded a $56 million gain related to indirect tax gain contingencies in Brazil as these amounts were determined to be estimable and realizable. See Note 21 for further details.

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

Other

During the three months ended September 30, 2019, the company recorded the following amounts:

●	A $45 million loss on the sale of the metal beverage packaging business in China.
●	A loss of $52 million related to the sale of the Argentina steel aerosol packaging business, including $45 million related to cumulative translation adjustments previously recorded in accumulated other comprehensive earnings.
●	A settlement loss of $8 million primarily related to the purchase of non-participating group annuity contracts to settle the projected pension benefit obligations in Ball’s Canadian defined benefit pension plan, which triggered settlement accounting. The settlement loss primarily represented the aggregate unamortized actuarial loss in these pension plans.
●	Income of $2 million for revised estimates related to long-term incentive and other compensation arrangements associated with the 2016 Rexam acquisition and integration.
●	Charges of $5 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

During the nine months ended September 30, 2019, the company recorded the following amounts:

●	A $45 million loss on the sale of the metal beverage packaging business in China and charges of $16 million for estimated employee severance costs and professional services associated with the fourth quarter 2019 sale.
●	A loss of $52 million related to the sale of the Argentina steel aerosol packaging business, including $45 million related to cumulative translation adjustments previously recorded in accumulated other comprehensive earnings.
●	A settlement loss of $8 million primarily related to the purchase of non-participating group annuity contracts to settle the projected pension benefit obligations in Ball’s Canadian defined benefit pension plan which triggered settlement accounting. The settlement loss primarily represented the aggregate unamortized actuarial loss in these pension plans.
●	Charges of $5 million for long-term incentive and other compensation arrangements associated with the 2016 Rexam acquisition and integration.
●	Charges of $11 million for individually insignificant activities.

7.	Supplemental Cash Flow Statement Disclosures

	September 30,
($ in millions)	2020	2019

Beginning of period:
Cash and cash equivalents	$1,798	$721
Current restricted cash (included in other current assets)	8	7
Total cash, cash equivalents and restricted cash	$1,806	$728

End of period:
Cash and cash equivalents	$771	$483
Current restricted cash (included in other current assets)	12	9
Cash in assets held for sale (included in other current assets)	—	5
Total cash, cash equivalents and restricted cash	$783	$497

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not yet been made or obtained through finance leases. These noncash capital expenditures are excluded from the statement of cash flows and totaled approximately $290 million at September 30, 2020, and $224 million at December 31, 2019.

8.     Receivables, Net

	September 30,	December 31,
($ in millions)	2020	2019

Trade accounts receivable	$925	$647
Unbilled receivables	502	556
Less allowance for doubtful accounts	(9)	(17)
Net trade accounts receivable	1,418	1,186
Other receivables	354	445
	$1,772	$1,631

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of its receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.5 billion at September 30, 2020, and $1.4 billion at December 31, 2019. A total of $184 million and $230 million were available for sale under these programs as of September 30, 2020, and December 31, 2019, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Other receivables include income and sales tax receivables, related party receivables and other miscellaneous receivables.

9.     Inventories, Net

	September 30,	December 31,
($ in millions)	2020	2019

Raw materials and supplies	$852	$808
Work-in-process and finished goods	551	548
Less: Inventory reserves	(94)	(82)
	$1,309	$1,274

10.     Property, Plant and Equipment, Net

	September 30,	December 31,
($ in millions)	2020	2019

Land	$160	$153
Buildings	1,533	1,433
Machinery and equipment	5,869	5,513
Construction-in-progress	734	434
	8,296	7,533
Accumulated depreciation	(3,401)	(3,063)
	$4,895	$4,470

Depreciation expense amounted to $115 million and $365 million for the three and nine months ended September 30, 2020, respectively, and $123 million and $368 million for the three and nine months ended September 30, 2019, respectively.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2019	$1,275	$1,500	$1,298	$40	$306	$4,419
Additions	—	—	—	—	49	49
Goodwill impairment	—	—	—	—	(62)	(62)
Effects of currency exchange	—	3	—	—	(8)	(5)
Balance at September 30, 2020	$1,275	$1,503	$1,298	$40	$285	$4,401

Goodwill in the above table is presented net of accumulated impairment losses of $62 million as of September 30, 2020.

As discussed in Note 4, Ball acquired the share capital of Tubex Industria E Comercio Embalagens Ltda, an aluminum aerosol packaging business in Brazil, in the third quarter of 2020 and recorded $49 million to goodwill based on preliminary estimates of the fair values of assets and liabilities acquired with the business.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In the first quarter of 2020, Ball recorded a non-cash impairment charge of $62 million related to the goodwill associated with the new beverage packaging, other, reporting unit as the carrying amount of this reporting unit exceeded its fair value. The impairment review was triggered by the restructuring of the company’s reporting units as part of the aforementioned changes in segment management and internal reporting structure.

12.    Intangible Assets, Net

	September 30,	December 31,
($ in millions)	2020	2019

Acquired Rexam customer relationships and other Rexam intangibles (net of accumulated amortization of $677 million at September 30, 2020, and $567 million at December 31, 2019)	$1,789	$1,909
Capitalized software (net of accumulated amortization of $189 million at September 30, 2020, and $170 million at December 31, 2019)	82	69
Other intangibles (net of accumulated amortization of $122 million at September 30, 2020, and $116 million at December 31, 2019)	26	24
	$1,897	$2,002

Total amortization expense of intangible assets amounted to $45 million and $134 million for the three and nine months ended September 30, 2020, respectively, and $46 million and $142 million for the three and nine months ended September 30, 2019, respectively.

13.    Other Assets

	September 30,	December 31,
($ in millions)	2020	2019

Long-term pension assets	$442	$437
Investments in affiliates	304	291
Right-of-use operating lease assets	291	239
Long-term deferred tax assets	267	241
Other	450	377
	$1,754	$1,585

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

Supplemental balance sheet information related to the company’s leases follows:

($ in millions)	Balance Sheet Location	September 30, 2020	December 31, 2019

Operating leases:
Operating lease ROU asset	Other assets	$291	$239
Current operating lease liabilities	Other current liabilities	61	58
Noncurrent operating lease liabilities	Other liabilities	222	181
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	$7	$—
Current finance lease liabilities	Short-term debt and current portion of long-term debt	1	—
Noncurrent finance lease liabilities	Long-term debt	6	—

15.    Debt

Long-term debt consisted of the following:

	September 30,	December 31,
($ in millions)	2020	2019

Senior Notes
4.375% due December 2020	$—	$1,000
3.50%, euro denominated, due December 2020	—	449
5.00% due March 2022	750	750
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	820	785
0.875%, euro denominated, due March 2024	879	841
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	645	617
2.875%, due August 2030	1,300	—
Senior Credit Facility (at variable rates)
Term A loan, due March 2024	593	653
Other (including debt issuance costs)	(57)	(54)
	7,680	7,791
Less: Current portion of long-term debt	(1)	(1,454)
	$7,679	$6,337

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in March 2024. The revolving facilities provide the company with up to the U.S. dollar equivalent of $1.75 billion. At September 30, 2020, taking into account outstanding letters of credit, $1.7 billion was available under the company’s existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $990 million of short-term uncommitted credit facilities available at September 30, 2020, of which $30 million was outstanding and due on demand. At December 31, 2019, the company had $26 million outstanding under short-term uncommitted credit facilities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In the third quarter of 2020, Ball issued $1.3 billion of 2.875% senior notes due in 2030. In the first quarter of 2020, Ball redeemed the outstanding euro-denominated 3.50% senior notes due in 2020 in the amount of €400 million and the outstanding 4.375% senior notes due in 2020 in the amount of $1 billion. The company recorded debt extinguishment costs of $40 million in the first quarter of 2020.

The fair value of long-term debt was estimated to be $8.1 billion at September 30, 2020, and $8.3 billion at December 31, 2019. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. In August 2020, Ball amended certain of its credit agreements which, among other things, modified the most restrictive of the company’s debt covenants. This covenant requires the company to maintain a leverage ratio (as defined) of no greater than 5.0 times as of September 30, 2020, which changes to 4.5 times as of December 31, 2022. The company was in compliance with all loan agreements and debt covenants at both September 30, 2020, and December 31, 2019, and it has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was 23.9 percent and 20 percent for the three and nine months ended September 30, 2020, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2020, was reduced by 5.8 and 7.0 percentage points, respectively, for federal tax credits, reduced by 2.0 and 7.1 percentage points, respectively, for the benefit of share-based compensation, increased by 5.7 and 3.8 percentage points, respectively, for enacted tax rate changes, increased by 2.1 and 1.5 percentage points, respectively, for foreign rate differences and foreign withholding tax, increased by 1.1 and 3.8 percentage points, respectively, for the impact of revaluing certain deferred tax assets due to fluctuations in foreign currency exchange rates and increased by 3.4 percentage points for the nine months ended September 30, 2020, for the impact of the beverage packaging, other, segment goodwill impairment.

17.    Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2020	2019

Underfunded defined benefit pension liabilities	$975	$918
Less: Current portion	(24)	(24)
Long-term defined benefit pension liabilities	951	894
Long-term retiree medical liabilities	149	156
Deferred compensation plans	399	362
Other	74	74
	$1,573	$1,486

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended September 30,
	2020				2019
($ in millions)	U.S.		Foreign	Total	U.S.	Foreign		Total

Ball-sponsored plans:
Service cost	$16		$4	$20	$13	$2		$15
Interest cost	18		14	32	26	17		43
Expected return on plan assets	(29)		(22)	(51)	(29)	(26)		(55)
Amortization of prior service cost	—		1	1	1	—		1
Recognized net actuarial loss	10		1	11	5	1		6
Settlement losses	5	(a)	—	5	—	8	(a)	8
Total net periodic benefit cost	$20		$(2)	$18	$16	$2		$18
(a)	Includes settlement losses related to the purchase of non-participating annuities and lump-sum payments which have been recorded in business consolidation and other activities. See Note 6 for further details.

	Nine Months Ended September 30,
	2020				2019
($ in millions)	U.S.		Foreign	Total	U.S.	Foreign		Total

Ball-sponsored plans:
Service cost	$48		$12	$60	$37	$8		$45
Interest cost	56		43	99	76	53		129
Expected return on plan assets	(91)		(64)	(155)	(86)	(81)		(167)
Amortization of prior service cost	1		2	3	1	2		3
Recognized net actuarial loss	30		4	34	16	3		19
Settlement losses	102	(a)	—	102	—	8	(a)	8
Total net periodic benefit cost	$146		$(3)	$143	$44	$(7)		$37
(a)	Includes settlement losses related to the purchase of non-participating annuities and lump-sum payments which have been recorded in business consolidation and other activities. See Note 6 for further details.

Non-service pension income of $7 million and $19 million for the three and nine months ended September 30, 2020, respectively, and income of $5 million and $16 million for the three and nine months ended September 30, 2019, respectively, is included in selling, general, and administrative (SG&A) expenses.

Contributions to the company’s defined benefit pension plans were $92 million for the first nine months of 2020 compared to $154 million for the first nine months of 2019, and such contributions are expected to be approximately $100 million for the full year of 2020. This estimate may change based on changes to the U.S. Pension Protection Act, the effects of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, and the actual returns achieved on plan assets, among other factors.

Ball completed the purchase of non-participating group annuity contracts and lump-sum payments for a portion of the company’s U.S. pension benefit obligations in the second quarter of 2020 and for the company’s Canadian pension plans in the third quarter of 2019, totaling approximately $245 million and $32 million, respectively. These purchases triggered settlement accounting and resulted in the recognition of settlement losses recorded in business consolidation and other activities of $102 million in 2020 and $8 million in 2019. The company’s pension obligations were remeasured during the second quarter of 2020 for the impacted plans, and the 2019 annuity purchase settled Ball’s Canadian defined benefit pension obligation in full.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.    Equity and Accumulated Other Comprehensive Earnings

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2020	678,484	$1,153	(352,102)	$(3,145)	$5,822	$(1,068)	$68	$2,830
Net earnings	—	—	—	—	241	—	(1)	240
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(87)	—	(87)
Common dividends, net of tax benefits	—	—	—	—	(49)	—	—	(49)
Treasury stock purchases	—	—	—	—	—	—	—	—
Treasury shares reissued	—	—	80	7	—	—	—	7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	517	11	—	—	—	—	—	11
Other activity	—	—	—	1	—	—	—	1
Balance at September 30, 2020	679,001	$1,164	(352,022)	$(3,137)	$6,014	$(1,155)	$67	$2,953

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2019	675,463	$1,172	(343,623)	$(2,566)	$5,651	$(797)	$104	$3,564
Net earnings	—	—	—	—	92	—	—	92
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	36	—	36
Currency translation recognized in earnings as a result of the sale of the Argentine steel aerosol business	—	—	—	—	—	45	—	45
Common dividends, net of tax benefits	—	—	—	—	(49)	—	—	(49)
Treasury stock purchases	—	—	(3,296)	(232)	—	—	—	(232)
Treasury shares reissued	—	—	64	7	—	—	—	7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	588	7	—	—	—	—	—	7
Other activity	—	(2)	—	1	—	—	(4)	(5)
Balance at September 30, 2019	676,051	$1,177	(346,855)	$(2,790)	$5,694	$(716)	$100	$3,465

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2019	676,302	$1,178	(351,667)	$(3,122)	$5,803	$(910)	$70	$3,019
Net earnings (loss)	—	—	—	—	358	—	(3)	355
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(245)	—	(245)
Common dividends, net of tax benefits	—	—	—	—	(148)	—	—	(148)
Treasury stock purchases	—	—	(775)	(54)	—	—	—	(54)
Treasury shares reissued	—	—	420	21	—	—	—	21
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,699	(14)	—	—	—	—	—	(14)
Other activity	—	—	—	18	1	—	—	19
Balance at September 30, 2020	679,001	$1,164	(352,022)	$(3,137)	$6,014	$(1,155)	$67	$2,953

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2018	673,237	$1,157	(337,979)	$(2,205)	$5,341	$(835)	$104	$3,562
Net earnings	—	—	—	—	406	—	—	406
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	153	—	153
Currency translation recognized in earnings as a result of the sale of the Argentine steel aerosol business	—	—	—	—	—	45	—	45
Reclassification of stranded tax effects	—	—	—	—	79	(79)	—	—
Common dividends, net of tax benefits	—		—	—	(133)	—	—	(133)
Treasury stock purchases	—	—	(9,470)	(612)	—	—	—	(612)
Treasury shares reissued	—	—	594	19	—	—	—	19
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,814	22	—	—	—	—	—	22
Other activity	—	(2)	—	8	1	—	(4)	3
Balance at September 30, 2019	676,051	$1,177	(346,855)	$(2,790)	$5,694	$(716)	$100	$3,465

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2019	$(340)	$(558)	$(12)	$(910)
Other comprehensive earnings (loss) before reclassifications	(293)	(109)	6	(396)
Amounts reclassified from accumulated other comprehensive earnings (loss) into earnings	—	106	45	151
Balance at September 30, 2020	$(633)	$(561)	$39	$(1,155)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(4)	$6	$33	$12
Commodity contracts recorded in cost of sales	(27)	(11)	(62)	(27)
Currency exchange contracts recorded in selling, general and administrative	(30)	6	(23)	5
Cross-currency swaps recorded in selling, general and administrative	—	32	(1)	41
Interest rate contracts recorded in interest expense	(2)	2	(5)	10
Total before tax effect	(63)	35	(58)	41
Tax benefit (expense) on amounts reclassified into earnings	15	(7)	13	(10)
Recognized gain (loss), net of tax	$(48)	$28	$(45)	$31

Amortization of pension and other postretirement benefits: (a)
Prior service income (expense)	$—	$(1)	$(1)	$(1)
Actuarial gains (losses)	(10)	$(4)	(30)	$(14)
Effect of pension settlements	(5)	(8)	(109)	(8)
Total before tax effect	(15)	(13)	(140)	(23)
Tax benefit (expense) on amounts reclassified into earnings	3	(4)	34	(1)
Recognized gain (loss), net of tax	$(12)	$(17)	$(106)	$(24)
(a)	These components include the computation of net periodic benefit cost detailed in Note 17.

.

In May 2019, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $250 million of its common shares using cash on hand and available borrowings. The company purchased 3.8 million shares at an average price paid per share of $65.93.

19.    Earnings and Dividends Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts; shares in thousands)	2020	2019	2020	2019

Net earnings attributable to Ball Corporation	$241	$92	$358	$406

Basic weighted average common shares	326,549	331,148	325,965	332,726
Effect of dilutive securities	6,105	9,484	6,187	8,976
Weighted average shares applicable to diluted earnings per share	332,654	340,632	332,152	341,702

Per basic share	$0.74	$0.28	$1.10	$1.22
Per diluted share	$0.72	$0.27	$1.08	$1.19

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled one million for the three and nine months ended September 30, 2020. There were no anti-dilutive options for the three and nine months ended September 30, 2019.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The company declared and paid dividends of $0.15 per share and $0.45 per share for the three and nine months ended September 30, 2020, respectively, and $0.15 per share and $0.40 per share for the three and nine months ended September 30, 2019, respectively.

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

At September 30, 2020, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.4 billion, substantially all of which received hedge accounting treatment. Cash flow hedges relate to forecasted transactions that will occur within the next four years. Included in shareholders’ equity at September 30, 2020, within accumulated other comprehensive earnings (loss), is a net after-tax gain of $3 million associated with these contracts. A net loss of $2 million is expected to be recognized in earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage its mix of floating and fixed-rate debt. At September 30, 2020, the company had outstanding interest rate swap and option contracts with notional amounts of approximately $1.3 billion paying fixed rates expiring within the next two years.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. At September 30, 2020, the company had outstanding exchange rate forward and option contracts with notional amounts totaling approximately $3.4 billion. Approximately $37 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at September 30, 2020, of which a net gain of $18 million is expected to be recognized in earnings during the next 12 months. The contracts outstanding at September 30, 2020, expire within the next four years.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk associated with foreign currency denominated intercompany debt incurred in 2016. The company fully settled this contract during 2019. Approximately $1 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at September 30, 2020, and is expected to be recognized in earnings during the next 12 months.

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

Collateral Calls

The company’s agreements with its financial counterparties require the posting of collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of September 30, 2020, and December 31, 2019, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $54 million and $35 million, respectively, and no collateral was required to be posted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of September 30, 2020, and December 31, 2019, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		September 30, 2020
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$29	$—	$29
Foreign currency contracts		—	11	11
Other contracts		—	6	6
Total current derivative contracts	Other current assets	$29	$17	$46

Commodity contracts		$6	$—	$6
Foreign currency contracts		31	1	32
Total noncurrent derivative contracts	Other noncurrent assets	$37	$1	$38

Liabilities:
Commodity contracts		$29	$1	$30
Foreign currency contracts		2	60	62
Other contracts		1	—	1
Total current derivative contracts	Other current liabilities	$32	$61	$93

Commodity contracts		$1	$—	$1
Foreign currency contracts		—	2	2
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$2	$3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2019
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$7	$1	$8
Foreign currency contracts		4	43	47
Other contracts		2	—	2
Total current derivative contracts	Other current assets	$13	$44	$57

Foreign currency contracts		$15	$—	$15
Other contracts		1	—	1
Total noncurrent derivative contracts	Other noncurrent assets	$16	$—	$16

Liabilities:
Commodity contracts		$26	$1	$27
Foreign currency contracts		—	18	18
Other contracts		—	19	19
Total current derivative contracts	Other current liabilities	$26	$38	$64

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$—	$1

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future. The present value discounting factor is based on the comparable time period LIBOR rate or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 30, 2020, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended September 30,
		2020		2019
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(4)	$—	$6	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(27)	(7)	(11)	(1)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(2)	—	2	—
Foreign currency contracts - manage currency exposure	Selling, general and administrative	(30)	(51)	6	90
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	—	—	32	—
Equity contracts	Selling, general and administrative	—	37	—	7
Total		$(63)	$(21)	$35	$96

		Nine Months Ended September 30,
		2020		2019
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$33	$1	$12	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(62)	2	(27)	2
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(5)	—	10	—
Foreign currency contracts - manage currency exposure	Selling, general and administrative	(23)	(11)	5	133
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	(1)	—	41	—
Equity contracts	Selling, general and administrative	—	47	—	70
Total		$(58)	$39	$41	$205

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019

Amounts reclassified into earnings:
Commodity contracts	$31	$5	$29	$15
Cross-currency swap contracts	—	(32)	1	(41)
Interest rate contracts	2	(2)	5	(10)
Currency exchange contracts	30	(6)	23	(5)
Change in fair value of cash flow hedges:
Commodity contracts	21	(5)	(8)	(10)
Interest rate contracts	1	(1)	(3)	(1)
Cross-currency swap contracts	(1)	41	—	81
Currency exchange contracts	(39)	14	16	18
Foreign currency and tax impacts	(9)	(2)	(12)	(10)
Stranded tax effects reclassified into retained earnings:
Commodity contracts	—	—	—	2
Cross-currency swap contracts	—	—	—	(5)
	$36	$12	$51	$34

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $28 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at September 30, 2020.

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

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December, 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. Oral argument on the motion filed by BMBCC and RBCC was completed in January 2019. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the Court of Appeals for the Federal Circuit. Crown filed its appeal brief on February 4, 2020, BMBCC’s reply brief was filed on May 5, 2020, and Crown’s reply brief was filed on June 30, 2020. The appellate court is scheduled to hear oral arguments by the parties in December 2020. Based on the information available at the present time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During the third quarter of 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During the third quarter of 2020 and second quarter of 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts were determined to be estimable and realizable, the company recorded $4 million and $56 million of prior year collections in business consolidation and other activities within the company’s respective third quarter 2020 and second quarter 2019 condensed consolidated statements of earnings. The company is currently seeking reimbursement for additional ICMS-related amounts previously paid to the Brazilian government; however, such amounts cannot be estimated at this time. In the event other comparable cases are resolved and the amounts claimed become estimable and realizable, the company will record gains, which may result in material reimbursements to the company in future periods.

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

Other than the indemnifications provided in connection with the 2016 Rexam acquisition, the company has not recorded any material liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably estimable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third-party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to certain claims arising from these indemnifications, commitments and guarantees.

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

Novel Coronavirus (COVID-19)

The novel coronavirus (COVID-19) had a material effect upon the global business environment during the three and nine months ended September 30, 2020. Ball provides key products and services to the consumer beverage and household markets and the U.S. aerospace markets and, consequently, the operations of Ball and of its principal customers and suppliers have been designated as essential across our key markets. This designation has allowed and continues to allow Ball to operate its manufacturing facilities throughout the first nine months of 2020 and thereafter. However, countries around the globe have issued stay-at-home orders and mandated operational closures of non-essential businesses, which has impacted certain of our customers by constraining some supply of products to certain consumers. The risks that COVID-19 continues to present to Ball’s business have been outlined in Item 1a. Risk Factors and Note 1 of these unaudited condensed consolidated financial statements.

Consolidated Sales and Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019

Net sales	$3,093	$2,953	$8,679	$8,755
Net earnings attributable to Ball Corporation	241	92	358	406
Net earnings attributable to Ball Corporation as a % of net sales	8%	3%	4%	5%

Sales in the three months ended September 30, 2020, increased compared to the same period in 2019 primarily due to increased sales volumes in our beverage packaging segments and increased sales in our aerospace segment, partially offset by the pass through of lower aluminum prices, the sale of the China beverage packaging can business in the third quarter of 2019 and the sale of the Argentine steel aerosol business in the fourth quarter of 2019. Sales in the nine months ended September 30, 2020, decreased compared to the same period in 2019 primarily due to the pass through of lower aluminum prices, the sale of the China beverage packaging can business in the third quarter of 2019 and the sale of the Argentine steel aerosol business in the fourth quarter of 2019, partially offset by increased sales in our aerospace segment and higher beverage packaging sales volumes.

Net earnings for the three months ended September 30, 2020, increased compared to the same period in 2019 primarily due to increased sales volumes, lower business consolidation costs, lower interest expense and a lower effective tax rate. Net earnings for the nine months ended September 30, 2020, decreased compared to the same periods in 2019 primarily due to higher business consolidation and debt refinancing costs and a higher effective tax rate, partially offset by lower interest expense and higher comparable operating earnings for reportable segments.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,430 million and $6,875 million for the three and nine months ended September 30, 2020, respectively, compared to $2,363 million and $7,044 million for the three and nine months ended September 30, 2019, respectively. These amounts represented 79 percent of consolidated net sales for both the three and nine months ended September 30, 2020, and 80 percent of consolidated net sales for both the three and nine months ended September 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense was $160 million and $499 million for the three and nine months ended September 30, 2020, respectively, compared to $169 million and $510 million for the three and nine months ended September 30, 2019, respectively. These amounts represented 5 percent and 6 percent of consolidated net sales for the three and nine months ended September 30, 2020, respectively, and 6 percent of consolidated net sales for the three and nine months ended September 30, 2019.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $121 million and $363 million for the three and nine months ended September 30, 2020, respectively, compared to $90 million and $328 million for the three and nine months ended September 30, 2019, respectively. These amounts represented 4 percent of consolidated net sales for the three and nine months ended September 30, 2020, and 3 percent and 4 percent of consolidated net sales for the three and nine months ended September 30, 2019, respectively.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $8 million and $235 million for the three and nine months ended September 30, 2020, respectively, compared to $133 million and $147 million for the three and nine months ended September 30, 2019, respectively. These amounts represented less than one percent and 3 percent of consolidated net sales for the three and nine months ended September 30, 2020, respectively, and 5 percent and 2 percent of consolidated net sales for the three and nine months ended September 30, 2019, respectively. The increase for the nine months ended September 30, 2020, was primarily due to a non-cash pension settlement charge, a non-cash impairment charge related to the goodwill of the beverage packaging, other, reporting unit, an adjustment to the selling price of the company’s former steel food and steel aerosol business and a full write off of the potential future consideration related to the 2019 sale of the company’s former China beverage packaging business.

Interest Expense

Total interest expense was $69 million and $247 million for the three and nine months ended September 30, 2020, respectively, compared to $79 million and $241 million for the three and nine months ended September 30, 2019, respectively. Interest expense included $41 million of debt extinguishment costs in the nine months ended September 30, 2020, and $4 million of refinance costs in the nine months ended September 30, 2019. Interest expense as a percentage of average monthly borrowings was 4 percent for the three and nine months ended September 30, 2020 and 2019.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2020, was 23.9 percent and 20 percent, respectively, compared to 26.9 percent and 15.1 percent for the same periods in 2019. The decrease of 3 percentage points for the three months ended September 30, 2020 was primarily due to expenses in 2019 from business dispositions and pension settlements that did not recur, partially offset by a revaluation of deferred tax liabilities in the U.K. due to a tax rate change and further offset by the revaluation of deferred tax assets in Brazil as a result of fluctuations in foreign currency exchange rates. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

On March 27, 2020, the CARES Act was signed into law, which, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. The company has continued to assess the impact of this new legislation and, at present, does not expect it to have a material impact on our 2020 effective tax rate.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below. Effective January 1, 2020, the company implemented changes to its management and internal reporting structure for cost reduction and operational efficiency purposes. As a result of these changes, the company’s plants in Cairo, Egypt, and Manisa, Turkey, have been combined with the former beverage packaging, Europe, segment to create the beverage packaging, EMEA, operating segment. In addition, the company’s operations in India and Saudi Arabia are now combined with the former non-reportable beverage packaging, Asia Pacific, operating segment to create a new non-reportable operating segment (beverage packaging, other). Our segment results and disclosures for the three and nine months ended September 30, 2019, have been retrospectively adjusted to conform to the current year presentation.

Beverage Packaging, North and Central America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019

Net sales	$1,327	$1,230	$3,775	$3,647

Comparable operating earnings	$209	$157	$544	$416
Business consolidation and other activities (a)	—	(2)	(4)	(8)
Amortization of acquired Rexam intangibles	(7)	(7)	(20)	(22)
Total segment earnings	$202	$148	$520	$386
Comparable operating earnings as a % of segment net sales	16%	13%	14%	11%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Segment sales for the three and nine months ended September 30, 2020, were $97 million higher and $128 million higher, respectively, compared to the same periods in 2019. The increase for the three and nine months ended September 30, 2020, was primarily due to higher volumes and improved customer contractual terms, partially offset by lower aluminum prices.

Comparable operating earnings for the three and nine months ended September 30, 2020, were $52 million and $128 million higher, respectively, compared to the same periods in 2019. The increase for the three months ended September 30, 2020, was primarily due to higher sales volumes, benefits from improved customer contractual terms and improved operating performance. The increase for the nine months ended September 30, 2020, was primarily due to higher sales volumes, benefits from improved customer contractual terms and improved operating performance, partially offset by increased capacity expansion costs in the company’s existing Rome, Georgia, and Fort Worth, Texas, facilities along with unfavorable currency exchange rates in the first quarter of 2020 related to the Mexican peso.

Beverage Packaging, EMEA

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019

Net sales	$809	$763	$2,177	$2,215

Comparable operating earnings	$117	$105	$248	$277
Business consolidation and other activities (a)	(2)	(9)	(8)	(24)
Amortization of acquired Rexam intangibles	(16)	(16)	(47)	(51)
Total segment earnings	$99	$80	$193	$202
Comparable operating earnings as a % of segment net sales	14%	14%	11%	13%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Segment sales for the three and nine months ended September 30, 2020, were $46 million higher and $38 million lower, respectively, compared to the same periods in 2019. The increase in sales for the three months ended September 30, 2020, was primarily related to increased sales volumes and favorable currency exchange rates, partially offset by the pass through of lower aluminum prices. The decrease in sales for the nine months ended September 30, 2020, was primarily related to lower sales volumes and the pass through of lower aluminum prices.

Comparable operating earnings for the three and nine months ended September 30, 2020, were $12 million higher and $29 million lower, respectively, compared to the same periods in 2019. The increase for the three months ended September 30, 2020, was primarily due to higher sales volumes and favorable currency exchange rates. The decrease for the nine months ended September 30, 2020, was primarily due to lower sales volumes, higher warehousing costs and intermittent production line downtime.

Beverage Packaging, South America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019

Net sales	$432	$392	$1,166	$1,210

Comparable operating earnings	$64	$60	$173	$193
Business consolidation and other activities (a)	3	(14)	(1)	22
Amortization of acquired Rexam intangibles	(14)	(14)	(42)	(42)
Total segment earnings	$53	$32	$130	$173
Comparable operating earnings as a % of segment net sales	15%	15%	15%	16%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Segment sales for the three and nine months ended September 30, 2020, were $40 million higher and $44 million lower, respectively, compared to the same periods in 2019. The increase for the three months ended September 30, 2020, was primarily related to increased sales volumes, partially offset by regional pricing and the pass through of lower aluminum prices. The decrease for the nine months ended September 30, 2020, was primarily due to regional pricing, the pass through of lower aluminum prices and unfavorable currency exchange rates, partially offset by increased volumes.

Comparable operating earnings for the three and nine months ended September 30, 2020, were $4 million higher and $20 million lower, respectively, compared to the same periods in 2019. The increase for the three months ended September 30, 2020, was primarily due to increased sales volumes. The decrease for the nine months ended September 30, 2020, was primarily due to adverse cost absorption due to intermittent production line downtime in the second quarter of 2020, startup costs and regional pricing, partially offset by increased sales volumes.

Aerospace

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019

Net sales	$451	$374	$1,321	$1,081
Comparable operating earnings	44	35	114	103
Comparable operating earnings as a % of segment net sales	10%	9%	9%	10%

Segment sales for the three and nine months ended September 30, 2020, were $77 million and $240 million higher, respectively, compared to the same periods in 2019, and comparable operating earnings for the three and nine months ended September 30, 2020, were $9 million and $11 million higher, respectively, compared to the same periods in 2019. The higher sales and comparable operating earnings for the three and nine months ended September 30, 2020, were primarily the result of an increase in sales from significant U.S. national defense contracts.

The aerospace sales contract mix for the nine months ended September 30, 2020, consisted of 50 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 47 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $2.4 billion and $2.5 billion at September 30, 2020, and December 31, 2019, respectively. The backlog at September 30, 2020, consisted of 46 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, timing variances in program funding and the uncertain timing of future contract awards.

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

The following financial measurements are presented on a non-U.S. GAAP basis and should be considered in connection with the unaudited condensed consolidated financial statements included within Item 1 of this report. Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. A presentation of earnings in accordance with U.S. GAAP is available in Item 1 of this report.

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019

Net earnings attributable to Ball Corporation	$241	$92	$358	$406
Add: Net loss attributable to noncontrolling interests	(1)	—	(3)	—
Net earnings	240	92	355	406
Less: Equity in results of affiliates, net of tax	(8)	(5)	13	6
Add: Tax provision (benefit)	73	32	92	73
Earnings before taxes, as reported	305	119	460	485
Add: Total interest expense	69	79	247	241
Earnings before interest and taxes	374	198	707	726
Add: Business consolidation and other activities	8	133	235	147
Add: Amortization of acquired Rexam intangibles	37	38	111	118
Comparable operating earnings	$419	$369	$1,053	$991

Our calculation of comparable net earnings is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2020	2019	2020	2019

Net earnings attributable to Ball Corporation	$241	$92	$358	$406
Add: Business consolidation and other activities	8	133	235	147
Add: Amortization of acquired Rexam intangibles	37	38	111	118
Add: Share of equity method affiliate non-comparable costs	1	—	31	16
Add: Debt refinancing and other costs	1	—	41	4
Less: Non-controlling interest share of non-comparable costs	—	—	1	—
Less: Noncomparable taxes	9	(26)	(62)	(68)
Comparable net earnings	$297	$237	$715	$623

Diluted earnings per share, as reported	$0.72	$0.27	$1.08	$1.19
Comparable diluted earnings per share	$0.89	$0.70	$2.15	$1.82

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements included within Item 1 of this report on Form 10-Q.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

The following summarizes our cash flows:

	Nine Months Ended September 30,
($ in millions)	2020	2019

Cash flows provided by (used in) operating activities	$345	$656
Cash flows provided by (used in) investing activities	(751)	(449)
Cash flows provided by (used in) financing activities	(521)	(418)

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

Cash flows provided by operations were $311 million lower in 2020 compared to 2019, primarily due to higher working capital outflows of $728 million in 2020 compared to $423 million in 2019. The higher working capital outflows in 2020 were primarily due to seasonal working capital build which was more sizeable than typical due largely to the timing of metal payments in the first quarter. In comparison to the same period of 2019, our working capital movements reflect an increase in days sales outstanding from 38 days in 2019 to 44 days in 2020, and a decrease in days payable outstanding from 118 days in 2019 to 107 days in 2020.

Cash outflows from investing activities increased by $302 million from $449 million in 2019 to $751 million in 2020. This predominantly reflected a $258 million increase in capital expenditures for large growth projects and $69 million for the acquisition of the Brazil aluminum aerosol packaging business, as discussed in Note 4 of the unaudited condensed consolidated financial statements included within Item 1 of this report.

Cash outflows from financing activities increased by $103 million from $418 million in 2019 to $521 million in 2020. The primary reasons for the increase were the redemption in January 2020 of euro-denominated 3.50% senior notes of €400 million and 4.375% senior notes of $1 billion combined with revolver repayments, partially offset by the August 2020 issuance of $1.3 billion in 2.875% senior notes and decreased net share repurchases of $529 million.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.5 billion and $1.4 billion at September 30, 2020, and December 31, 2019, respectively. A total of $184 million and $230 million were available for sale under such programs as of September 30, 2020, and December 31, 2019, respectively.

Contributions to the company’s defined benefit pension plans were $92 million in the first nine months of 2020 compared to $154 million in the first nine months of 2019, and such contributions are expected to be approximately $100 million for the full year of 2020. This estimate may change based on changes to the U.S. Pension Protection Act, the effects of the CARES Act and the actual returns achieved on plan assets, among other factors.

We expect that 2020 capital expenditures for property, plant and equipment will likely exceed $900 million, and approximately $1 billion was contractually committed as of September 30, 2020.

As of September 30, 2020, approximately $510 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. Management believes its U.S. operating cash flows and cash on hand, together with its availability under long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $69 million during the nine months ended September 30, 2020, compared to $598 million of repurchases, net of issuances, during the same period of 2019. The share repurchases were completed using cash on hand, cash provided by operating activities and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2024, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $7.7 billion and $7.8 billion was outstanding at September 30, 2020, and December 31, 2019, respectively.

In the third quarter of 2020, Ball issued $1.3 billion of 2.875% senior notes due in 2030. In the first quarter of 2020, Ball redeemed the outstanding euro-denominated 3.50% senior notes due in 2020 in the amount of €400 million and the outstanding 4.375% senior notes due in 2020 in the amount of $1 billion. We recorded debt extinguishment costs of $41 million for the nine months ended September 30, 2020.

At September 30, 2020, taking into account our outstanding letters of credit, approximately $1.7 billion was available under existing long-term, multi-currency committed revolving credit facilities, which are available until March 2024. In addition to these facilities, the company had approximately $990 million of short-term uncommitted credit facilities available as of September 30, 2020, of which $30 million was outstanding and due on demand.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at September 30, 2020, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. In August 2020, we amended certain of our credit agreements, which among other things, modified the most restrictive of our debt covenants. This covenant requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which changes to 4.5 times as of December 31, 2022. As of September 30, 2020, the company could borrow up to its limits available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details regarding our debt are available in Note 15 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 21 and 22 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The company is routinely subject to litigation incident to operating its businesses and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites, including in respect of sites related to alleged activities of certain former Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The following summarized financial information relates to the obligor group as of September 30, 2020, and December 31, 2019, and for the nine months ended September 30, 2020 and the year ended December 31, 2019. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Nine Months Ended	Year Ended
($ in millions)	September 30, 2020	December 31, 2019

Net sales	$5,342	$6,540
Gross profit (a)	695	789
Net earnings (loss)	359	211
Net earnings (loss) attributable to Ball	359	211
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $124 million for the nine months ended September 30, 2020, and $160 million for the year ended December 31, 2019.

	September 30,	December 31,
($ in millions)	2020	2019

Current assets	$1,842	$2,310
Noncurrent assets	13,366	13,073
Current liabilities	3,415	5,073
Noncurrent liabilities	10,675	9,953

Included in the amounts disclosed in the tables above, at September 30, 2020, and December 31, 2019, the obligor group held receivables due from other subsidiary companies of $340 million and $299 million, respectively, long-term notes receivable due from other subsidiary companies of $9.1 billion and $9.3 billion, respectively, payables due to other subsidiary companies of $1.7 billion and $1.9 billion, respectively, and long-term notes payable due to other subsidiary companies of $1.5 billion and $2.2 billion, respectively.

For the nine months ended September 30, 2020, and the year ended December 31, 2019, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $619 million and $792 million, respectively, net credits from them of $19 million and net charges to them of $21 million, respectively, and net interest income from them of $309 million and $127 million, respectively. During the nine months ended September 30, 2020, and for the year ended December 31, 2019, the obligor group received dividends from other subsidiary companies of $56 million and $775 million, respectively.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements concerning future events and financial performance. Words such as "expects," "anticipates," "estimates," "believes," "targets," "likely," "positions" and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. The readers of this report should therefore not place undue reliance upon any forward-looking statements and any such statements should be read in conjunction with, and, qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Additional factors that might affect: a) our packaging segments include product capacity, supply, and demand constraints and fluctuations, including due to virus and disease outbreaks and responses thereto; availability/cost of raw materials, equipment and logistics; competitive packaging, pricing and substitution; changes in climate and weather; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation; power and supply chain interruptions; potential delays and tariffs related to the U.K’s departure from the EU; changes in major customer or supplier contracts or a loss of a major customer or supplier; political instability and sanctions; currency controls; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and shelter-in-place orders in any country or jurisdiction affecting goods produced by us or in our supply chain, including imported raw materials, such as those related to COVID-19 and those pursuant to Section 232 of the U.S. Trade Expansion Act of 1962 or Section 301 of Trade Act of 1974; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the company as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats and the success of information technology initiatives; litigation; strikes; disease; pandemic; labor cost changes; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including policies, orders and actions related to COVID-19, the U.S. government elections, stimulus package(s), budget, sequestration and debt limit; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on our operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended September 30, 2020, except as discussed in Note 21 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report.

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

The company has or may implement actions to minimize the risks and associated negative effects from COVID-19, which do not guarantee the prevention or mitigation of material impacts on our business. Some of these actions may include, and are not limited to:

●	Implementing alternative work arrangements including work from home;
●	Limiting or eliminating work-related travel;
●	Effecting a full or partial shut-down of operations;
●	Enhancing the cleaning and disinfecting of our physical locations;
●	Implementing health screening for employees and third parties who enter our facilities;
●	Adjusting inventory levels to mitigate potential supply disruptions;
●	Delaying growth capital spending;
●	Modifying payment terms with customers;
●	Providing additional health-related services to our employees;
●	Reducing or suspending our quarterly dividends;
●	Reducing compensation for our employees;
●	Reducing our workforce levels;
●	Modifying our debt arrangements; and
●	Adjusting contributions to defined benefit pension plans or income tax payments.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the third quarter of 2020.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 31, 2020	—	$—	—	36,549,524
August 1 to August 31, 2020	1,618	69.49	1,618	36,547,906
September 1 to September 30, 2020	—	—	—	36,547,906
Total	1,618	—	1,618
(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended September 30, 2020.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended September 30, 2020.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	November 6, 2020