Form 10-K
period 2020-12-31
BALL Corp
filed 2021-02-17
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 001-07349

Ball Corporation

State of Indiana	35-0160610
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9200 West 108th Circle
Westminster, Colorado	80021
(Address of registrant’s principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (303) 469-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without par value	BLL	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ⌧ NO ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ◻ NO ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧ NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. YES ☒ NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $22.7 billion based upon the closing market price and common shares outstanding as of June 30, 2020.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 15, 2021

Common Stock, without par value	327,926,616 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy statement to be filed with the Commission within 120 days after December 31, 2020, to the extent indicated in Part III.

Ball Corporation

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2020

PART I.

Item 1. Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of aluminum packaging for the beverage, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our sustainable, aluminum packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace segment. In 2020, our total consolidated net sales were $11.8 billion. Our packaging businesses were responsible for 85 percent of our net sales, with the remaining 15 percent contributed by our aerospace business.

Our largest product line is aluminum beverage containers and we also produce extruded aluminum aerosol containers, aluminum slugs and aluminum cups.

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

We are headquartered in Westminster, Colorado, and our stock is listed for trading on the New York Stock Exchange under the ticker symbol BLL.

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

Our triple bottom-line approach to sustainability – environmental, economic and social – has evolved over the years and is the lens through which we conduct business at every level of our organization today. Sustainability is a key part of our business strategy, and it influences how we manage and operate our businesses, serve our customers, care for the environment and our communities, secure profits and drive long-term prosperity.

We focus our sustainability efforts on product stewardship, operational excellence, human capital management and community engagement. In our manufacturing operations around the world, we work on continuous improvement of employee safety and engagement, energy and water efficiency, reducing air emissions, and waste reduction and recycling. And our commitment extends beyond our walls.

Today’s consumers are acutely aware of the plastic pollution crisis, and they are choosing brands based on their sustainability credentials. Customers understand this growing concern for the environment and their unique position in impacting the environment, especially through the packaging materials they use. Infinitely recyclable and economically valuable, aluminum unlocks the full potential of packaging to help customers convey values and purpose to consumers.

Aluminum cans, bottles and now cups are an increasingly attractive option for sustainability-conscious brands and consumers who want to do the right thing for the environment. Unlike plastic, glass, cartons or compostable containers, aluminum can be recycled again and again without losing quality, and is in high demand across industries and applications, pushing its collection, sorting and recycling rates to the highest of any beverage packaging material. That’s why 75 percent of all aluminum ever produced is still in use today.

In 2017, Resource Recycling Systems recognized aluminum beverage cans as the most recycled beverage package in the world, with a global average recycling rate of 69 percent. In comparison, only 43 percent of PET and 46 percent of glass bottles were collected, although not necessarily recycled. These findings solidify aluminum beverage packaging as the leader in real recycling, where the package is collected and then transformed into an item of equal value (product-to-product or material-to-material recycling). In the case of aluminum cans, bottles or cups which are monomaterial, the aluminum can be recycled and made back into the same product in as little as 60 days. In contrast, only nine percent of all plastic ever produced has been recycled and mostly, it’s only down-cycled. Down-cycled products, including but not limited to when plastic is converted to become part of a sneaker or fibers in a carpet, is not sustainable because eventually those products end up in landfills. Real recycling happens when the value of the product being recycled is maintained from one use to another.

Because recycling aluminum saves resources and uses significantly less energy than primary aluminum production, we are innovating and collaborating with our customers, supply chain, and other public and private partners to establish and financially support initiatives to increase recycling rates around the world. For example, we work together to create effective collection and recycling systems and educate consumers about the sustainability benefits of aluminum packaging.

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

At Ball, our sustained long-term success depends not only on our products and our operations, but on an engaged workforce. We continue to invest in recruiting to ensure we have the right people with the right skills in the right roles, and in developing our employees at every level and providing them with opportunities to advance their careers. We also are committed to embracing diversity and providing an inclusive environment where employees can thrive. A focus on diversity among individuals and teams helps to unleash ideas and fuel innovation, which drives growth and economic value throughout our global organization.

A healthy and sustainable business also depends on thriving communities. Ball’s commitment to the communities where we live and operate is an integral part of our corporate culture, as we continue to support organizations, programs and civic initiatives that advance sustainable livelihoods. Community engagement is how our company and our employees enrich the places where we live and work beyond providing jobs, benefits and paying local taxes. Through the Ball Foundation, corporate giving, employee giving and volunteerism, we invest in the future of the communities that sustain us. In 2019, Ball and its employees donated nearly $7.5 million and logged more than 38,500 hours of volunteer service to non-profit organizations centered on building sustainable communities through recycling, STEM education, and disaster preparedness and relief initiatives.

Our Reportable Segments

Ball Corporation reports its financial performance in four reportable segments: (1) beverage packaging, North and Central America; (2) beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA); (3) beverage packaging, South America and (4) aerospace. Ball also has investments in the U.S., Guatemala, Panama, South Korea and Vietnam that are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Financial information related to each of our segments is included in Note 3 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K (annual report).

Effective January 1, 2020, Ball implemented changes to its management and internal reporting structure for cost reduction and operational efficiency purposes. As a result of these changes, the company’s plants in Cairo, Egypt, and Manisa, Turkey, are now included in the beverage packaging, EMEA, segment. In addition, the company’s operations in India and Saudi Arabia are now combined with the former non-reportable beverage packaging, Asia Pacific, operating segment as a new non-reportable beverage packaging, other, operating segment. The company’s segment results and disclosures for historical, comparative periods have been retrospectively adjusted to conform to the current year presentation.

Beverage Packaging, North and Central America, Segment

Beverage packaging, North and Central America, is Ball’s largest segment, accounting for 43 percent of consolidated net sales in 2020. Aluminum beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Aluminum beverage containers and ends are produced at 18 manufacturing facilities in the U.S., one in Canada and two in Mexico. The beverage packaging, North and Central America, segment also includes interests in three joint ventures that are accounted for using the equity method. The company has announced plans to expand its network to Pittston, Pennsylvania, and Bowling Green, Kentucky.

According to publicly available information and company estimates, the North American beverage container industry represents approximately 121 billion units. Five companies manufacture substantially all of the aluminum beverage containers in the U.S., Canada and Mexico. Ball shipped approximately 51 billion aluminum beverage containers in North America in 2020, which represented approximately 42 percent of the aggregate shipments in these countries. Historically, sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage containers produced by Ball in the U.S., Canada and Mexico are made of aluminum. In North and Central America, a diverse base of no less than 10 global suppliers provides almost all of our aluminum can and end sheet requirements.

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

We limit our exposure to changes in the cost of aluminum as a result of the inclusion of provisions in most of our aluminum beverage container sales contracts to pass through aluminum price changes, as well as through the use of derivative instruments.

Beverage Packaging, EMEA, Segment

The beverage packaging, EMEA, segment accounted for 25 percent of Ball’s consolidated net sales in 2020. Our operations consist of 17 facilities throughout Europe, three facilities in Russia and one facility each in Cairo, Egypt, and Manisa, Turkey. For the countries in which we operate, the beverage container market is approximately 80 billion containers, and we are the largest producer with an estimated 43 percent of shipments in this region. The regions served by our beverage packaging, EMEA, segment, including Russia, Egypt and Turkey, are highly regional in terms of sales growth rates and packaging mix. Four companies manufacture substantially all of the metal beverage containers in EMEA. Our EMEA beverage facilities shipped 35 billion beverage containers in 2020, the vast majority of which were produced from aluminum. The company has announced plans to construct an additional plant in Pilsen, Czech Republic.

Historically, sales volumes of metal beverage containers in EMEA tend to be highest during the period from May through August with a smaller increase in demand leading up to the winter holiday season in the U.K. offset by much lower demand in Russia. Much like in other parts of the world, the aluminum beverage container competes aggressively with other packaging materials used by the beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is utilized in the carbonated soft drink, beer, juice and water industries. These trends are evolving, however, as customers respond to consumer demand, and regulators and non-governmental organizations press for more sustainable packaging in the wake of the plastic pollution crisis. More and more brands are choosing aluminum beverage packaging because of its infinite recyclability and other sustainability credentials. The overall recycling rate for aluminum beverage cans in the European Union, Switzerland, Norway and Iceland increased to a new record level of approximately 75 percent in 2017.

Raw material supply contracts in this region generally have longer term agreements. Five aluminum suppliers provide almost all of our aluminum can and end sheet requirements. Aluminum is traded primarily in U.S. dollars, while the functional currencies of our EMEA operations are various other currencies. The company minimizes its exchange rate risk using derivative and supply contracts in local currencies. Purchase and sales contracts generally include fixed-price, floating or pass-through aluminum ingot component pricing arrangements.

Beverage Packaging, South America, Segment

The beverage packaging, South America, segment accounted for 14 percent of Ball’s consolidated net sales in 2020. Our operations consist of 12 facilities, 9 in Brazil and one each in Argentina, Chile and Paraguay. For the countries where we operate, the South American beverage container market is approximately 39 billion containers, and we are the largest producer in this region with an estimated 50 percent of South American shipments in 2020. Four companies currently manufacture substantially all of the aluminum beverage containers in Brazil.

The company’s South American beverage facilities shipped approximately 20 billion aluminum beverage containers in 2020. Historically, sales volumes of beverage containers in South America tend to be highest during the period from September through December. In South America, two suppliers provide virtually all our aluminum sheet requirements with certain requirements also being imported from Asia.

In order to support contracted volumes for aluminum beverage packaging across Paraguay, Argentina and Bolivia, the company constructed a one-line beverage can and end manufacturing facility in Paraguay which began production in the fourth quarter of 2019, and increased capacity to its Buenos Aires, Argentina, and Santiago, Chile, facilities. The company has announced plans to construct an additional plant in Frutal, Brazil.

We limit our exposure to changes in the cost of aluminum as a result of the inclusion of provisions in most of our aluminum beverage container sales contracts to pass through aluminum price changes, as well as through the use of derivative instruments.

Aerospace Segment

Ball’s aerospace segment, which accounted for 15 percent of consolidated net sales in 2020, includes national defense hardware, antenna and video tactical solutions, civil and operational space hardware and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 97 percent of segment sales in 2020.

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

Contracted backlog in the aerospace segment was $2.4 billion and $2.5 billion at December 31, 2020 and 2019, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2020 contracted backlog includes $1.4 billion expected to be recognized in revenues during 2021, with the remainder expected to be recognized in revenues in the years thereafter. Amounts included in backlog for certain firm government orders, which are subject to annual funding, were $1.5 billion and $1.6 billion at December 31, 2020 and 2019, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations, revenues and earnings due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards. Uncertainties in the federal government budgeting process could delay the funding, or even result in cancellation of certain programs currently in our reported backlog.

Other

Other consists of a non-reportable operating segment (beverage packaging, other) that manufactures and sells aluminum beverage containers in India, Saudi Arabia and Myanmar; a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers and aluminum slugs (aerosol packaging); a non-reportable operating segment that manufactures and sells aluminum cups (aluminum cups); undistributed corporate expenses; intercompany eliminations and other business activities.

Beverage Packaging, Other

Our aluminum beverage packaging operations in the beverage packaging, other, segment consist of four aluminum container and end manufacturing facilities – two in India and one each in Saudi Arabia and Myanmar. Our aluminum can and end sheet requirements are provided by several suppliers. Our manufacturing facility in Saudi Arabia, Ball United Arab Can Manufacturing Company, is a joint venture 51 percent owned by Ball and consolidated in our results. Additionally, Ball has ownership interests in equity method joint ventures in South Korea, Vietnam and Thailand.

Aerosol Packaging

Our aluminum aerosol packaging operations manufacture and sell extruded aluminum aerosol containers and aluminum slugs, which represented less than 5 percent of Ball’s consolidated net sales in 2020. In August 2020, Ball acquired an aluminum aerosol packaging business in Itupeva, Brazil, and in October 2019, Ball sold its steel aerosol packaging business in Argentina. There are 9 manufacturing facilities that manufacture these products – four in Europe and one each in the U.S., Canada, Brazil, Mexico and India. The aerosol packaging market in these countries shipped approximately 5.6 billion aluminum aerosol units in 2020 and we are one of the major producers in this combined area with shipments of 1.2 billion aluminum aerosol packaging containers, representing approximately 21 percent of total shipments in these markets. Our aluminum aerosol requirements are provided by several suppliers.

Aluminum Cups

The Ball aluminum cups business was launched during 2019 to serve the growing demand for innovative, sustainable beverage packaging among customers and consumers. Aligned with our Drive for 10 vision, the cups business allows us to put our years of experience and specialized expertise to serve a currently unmet need with another environmentally friendly addition to our industry-leading portfolio of aluminum packages. Sturdy, durable and cool to the touch, the infinitely recyclable Ball aluminum cup is produced at a dedicated manufacturing facility in Rome, Georgia, which opened in late 2020. Ball plans to introduce additional offerings to round out its cups portfolio and intends to expand adoption of the cups to drinking establishments, parks and recreation, colleges and universities, hospitality, restaurants, retail, business and industry. Effective January 1, 2020, the aluminum cups business is a non-reportable operating segment.

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

Human Capital and Employees

Ball Corporation’s people are its greatest asset and we are proud to set out the material aspects of our human capital program. At the end of 2020, the company and its subsidiaries employed approximately 21,500 employees, including approximately 10,700 employees in the U.S. Details of collective bargaining agreements are included within Item 1A, Risk Factors, of this annual report.

Our Culture

Embracing our rich 140-year history, we “know who we are”, a company that respects and values each of our employees and their collective desire to deliver value to all our stakeholders. We embrace our diversity and are “one Ball” in valuing:

●	Uncompromising integrity;
●	Being close to our customers;
●	Behaving like owners;
●	Focusing on attention to detail; and
●	Being innovative.

Diversity and Inclusion

Diversity and Inclusion (D&I) is embedded in our Drive for 10 vision and is key to the sustained success of our business. We established a dedicated D&I function in 2015 to build on our longstanding commitment to D&I across the company. Over the past five years, we have made good progress on D&I, which has been recognized by external organizations, including Forbes, which ranked Ball as number one on its 2019 list of “America’s Best Employers for Diversity” and recognized us again in 2020. Our dedicated D&I function reports directly to our CEO, and we understand that the key to success is shared accountability rather than designating a single owner for this critical area. Our focus to date has been on providing unconscious bias training for our global workforce, expanding our Ball Resource Groups (BRGs) in terms of quantity and geography, and increasing awareness about the importance of D&I and each employee’s role in ensuring that we have a culture where people can bring their authentic selves to work and thrive. While we are proud of our progress, we know there is more work to do.

As we move forward, we are accelerating our D&I efforts with a greater sense of urgency. In June 2020, we instituted a new global cloud-based human capital management platform that will – among many other talent-focused features – enable us to more fully understand employee demographics and identify how we can better enhance our diversity around the world. We continue to evolve our talent acquisition process and focus on diversity for internships, candidate slates, interview panels, talent reviews and succession planning. Each of our business segment leaders has committed to help drive further D&I progress during 2021 and beyond. Currently, 58 percent of our board of directors are either gender or ethnically diverse, including four female board members, and 30 percent of our company’s executive leadership team are either gender or ethnically diverse.

Talent

We seek to attract, develop and retain the best talent throughout the company. During the past decade, we established and expanded our talent management organization with dedicated talent acquisition and development functions that have implemented rigorous hiring and development processes, including standardized assessments for candidate selection, and an embedded “Inspire, Connect, Achieve” leadership framework, which details clear behaviors that we expect from our people leaders to ensure they align with our culture. We have also strengthened our succession planning through a holistic approach to developing key managers that includes challenging assignments, formal development plans and professional coaching.

Training and Development

Our new global human capital management platform will further enable rigorous identification, analysis and development of talent around the world. In conjunction with that platform, the company launched an updated approach to performance management focused on development and continuous improvement. This approach emphasizes ongoing performance conversations between managers and employees and a focus on mitigating bias in performance conversations, resulting in an enhanced employee developmental experience and data points for our talent discussions. In addition, all employees have access to create a personal development plan and we have implemented additional resources to support employees in their personal and professional development, including:

●	Continuous education through various tuition reimbursement programs, apprenticeship and instructional programs;
●	A new learning management platform that saw significant employee utilization in 2020;
●	Instructor-led “think, meet and speak inclusively” training in key geographies;
●	A new LinkedIn Learning platform for all corporate and packaging employees who work in an office setting;
●	Leadership and personal development coaching opportunities through a partnership with BetterUp;
●	On-going education for people leaders around our Inspire, Connect, and Achieve leadership behaviors;
●	Annual compliance, antitrust, bribery, corruption and business code of conduct and ethics training for key management level, sales and supply chain employees.

Employee Engagement

As part of our Drive for 10 vision, we seek to ensure that everyone at Ball is motivated to perform their best work every day. To further that objective, our engagement approach focuses on clear communication and recognition. We communicate through quarterly employee town hall meetings, at both the corporate and operating division levels, with business and market updates and information on production, safety, quality and other operating metrics. We also communicate company information through news releases, executive communications, internal management information bulletins, digital signage and our weekly Ball eNews through the new BallConnect intranet, which are available to all employees. We have many recognition-oriented awards throughout our company, including our corporate and divisional awards of excellence. We conduct regular company-wide engagement surveys, as well as periodic pulse surveys, which have generally indicated high levels of engagement and trust in Ball’s leadership, key strategies and initiatives.

Total Rewards

We have steadily upgraded our total rewards function over the past decade with the objective of acquiring, rewarding and retaining the best talent by providing total rewards that are competitive and performance based. Our compensation programs, including our long-standing EVA® based incentive plans, reflect our commitment to reward performance that drives shareholder value. Total direct compensation is positioned in a competitive range of the applicable market median in each jurisdiction, differentiated based on tenure, skills and performance, and designed to attract and retain the best talent.

Health, Safety and Wellness

The health, safety and wellness of each of our employees has been one of Ball’s top priorities for many years. Our environmental, health and safety function and our operations executives partner to consistently reinforce policies and procedures that are designed to reduce workplace risks and ensure safe methods of plant production, including through regular training and reporting on injuries and lost-time incidents. Over the past 15 years, we have sponsored a variety of health and wellness programs designed to enhance the physical and mental well-being of our employees around the world. During 2020, the company expanded access to its existing Employee Assistance Program (EAP) to our entire global workforce. The EAP provides employees and their families access to mental health, stress management and support resources during these difficult times.

Since the onset of the novel coronavirus (COVID-19) pandemic, nearly all of our businesses have been deemed essential by the governments where we operate, and our production facilities have operated continuously. During this time, we have put employee health and well-being front and center, and we have adjusted our approach to how work gets done accordingly. Our guiding principles throughout the pandemic have been safety, flexibility and empathy. Ball has implemented rigorous safety protocols in all its locations, including face coverings, social distancing, contact tracing, employee testing and enhanced cleaning. Most office-based roles have transitioned to working from home, and our IT systems have been flexed to support more virtual meetings and remote collaboration. We are actively preparing for a more flexible approach to traditional office roles after the pandemic ends.

Finally, despite the effects of the pandemic and in direct support of our growing businesses, Ball increased its net employee headcount by approximately 3,200 employees during 2020. Additional information on our human capital programs can be found in the Ball Corporation Sustainability Report, which is available at www.ball.com.

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

Nothing on our website, including postings to the “Corporate Governance” and “Financials” pages, or the Ball Corporation Sustainability Report, or sections thereof, shall be deemed incorporated by reference into this annual report.

Item 1A. Risk Factors

Any of the following risks could materially and adversely affect our business, results of operations, cash flows and financial condition.

General Risks

If we do not effectively manage change and growth, our business could be adversely affected.

Our future revenue and operating results will depend on our ability to effectively manage the anticipated growth of our business. We have experienced significant growth in demand for our products and services in recent years and are expanding our operations, increasing our headcount and expanding into new product offerings. This growth has increased and may continue to constrain our ability to fully supply our customers’ requirements. It has also placed significant demands on our management as well as our financial and operational resources, and continued growth presents several challenges, including:

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

We may experience an operating loss in one or more regions of the world for one or more periods, which could have a material adverse effect on our business, operating results or financial condition. Moreover, overcapacity, which often leads to lower prices, may develop over time in certain regions in which we operate even if demand continues to grow. More generally, supply and demand fluctuations could make it difficult for us to forecast and meet certain customers’ needs. Our ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to our continued growth and profitability.

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

The company had $7.8 billion of interest-bearing debt at December 31, 2020. Such indebtedness could have significant consequences for our business and any investment in our securities, including:

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

Competition within the packaging and aerospace industries is intense. Increases in productivity, combined with potential surplus capacity in the industry, have maintained competitive pricing pressures. The principal methods of competition in the general packaging industry are price, innovation, sustainability, service and quality. In the aerospace industry, they are technical capability, cost and schedule. Some of our competitors may have greater financial, technical and marketing resources, and some may currently have excess capacity. Our current or potential competitors may offer products at a lower price or products that are deemed superior to ours. The global economic environment has resulted in reductions in demand for our products in some instances, which, in turn, could increase these competitive pressures.

We are subject to competition from alternative products, which could result in lower profits and reduced cash flows.

Our aluminum packaging products are subject to significant competition from substitute products, particularly plastic carbonated soft drink bottles made from PET, single serve beer bottles and other beverage containers made of glass, cardboard or other materials. Competition from plastic carbonated soft drink bottles is particularly intense in the U.S. and Europe. Certain of our aerospace products are also subject to competition from alternative products and solutions. There can be no assurance that our products will successfully compete against alternative products, which could result in a reduction in our profits or cash flows.

Our packaging businesses have a narrow product range, and our business would suffer if usage of our products decreased or if decreases occur in the demand for the beverages and other goods filled in our products.

The majority of our consolidated net sales were from the sale of beverage containers, and we expect to derive a significant portion of our future revenues and cash flows from the sale of beverage containers. Our business would suffer if the use of beverage containers decreased. Accordingly, broad acceptance by consumers of aluminum containers for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to aluminum containers, or the demand for aluminum containers does not develop as expected, our business, results of operations, cash flows and financial condition could be materially adversely affected.

Our business, financial condition, cash flows and results of operations are subject to risks resulting from broader geographic operations.

We derived approximately 46 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2020. The sizeable scope of operations inside and outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

●	political and economic instability;
●	governments’ restrictive trade policies;
●	the imposition or rescission of duties, taxes or government royalties;
●	exchange rate risks;
●	virus and disease outbreaks and responses thereto;
●	difficulties in enforcement of contractual obligations and intellectual property rights; and
●	the geographic, language and cultural differences between personnel in different areas of the world.

We are exposed to exchange rate fluctuations.

The company’s financial results are exposed to currency exchange rate fluctuations and a significant proportion of assets, liabilities and earnings denominated in non-U.S. dollar currencies. The company presents its financial statements in U.S. dollars and has a significant proportion of its net assets, debt and income in non-U.S. dollar currencies, primarily the euro, as well as the Russian ruble and other emerging market currencies. The company’s financial results and capital ratios are therefore sensitive to movements in foreign exchange rates.

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

We purchase aluminum and other raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and sometimes use derivative instruments to seek to manage our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities at reasonable prices. Economic, financial, and operational factors, including strikes or labor shortages, as well as governmental action, could impact our suppliers, thereby causing supply shortages. Increases in raw material costs, including potential increases due to tariffs, sanctions, or other trade actions, could have a material adverse effect on our business, financial condition or results of operations. In the Americas, Europe and Asia, some contracts do not allow us to pass along increased raw material costs and we generally use derivative agreements to seek to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase. Due to the fixed-price contracts and derivative activities, while increasing raw material costs may not impact our near-term profitability, increased prices could decrease our sales volume over time.

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

Given the significance of the judgments and estimates described above, it is likely that we could record materially different amounts if we used different assumptions or if the underlying circumstances or estimates were to change.

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

We have a significant amount of goodwill recorded on our consolidated balance sheet as of December 31, 2020. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of our reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

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

If market interest rates increase, our variable-rate debt will create higher debt service requirements, which adversely affects our cash flows. While we sometimes enter into agreements limiting our exposure, any such agreements may not offer complete protection from this risk.

The global credit, financial and economic environment could have a negative impact on our results of operations, financial position or cash flows.

The overall credit, financial and economic environment could have significant negative effects on our operations, including:

●	the creditworthiness of customers, suppliers and counterparties could deteriorate resulting in a financial loss or a disruption in our supply of raw materials;
●	volatile market performance could affect the fair value of our pension assets, potentially requiring us to make significant additional contributions to our defined benefit pension plans to maintain prescribed funding levels;
●	a significant weakening of our financial position or operating results could result in noncompliance with our debt covenants; and
●	reduced cash flows from our operations could adversely affect our ability to execute our long-term strategy to increase liquidity, reduce debt, repurchase our stock and invest in our businesses.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is identified, management could conclude that internal control over financial reporting is not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control—An Integrated Framework (2013).” If a material weakness is identified, a remediation plan would be designed to address the material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. As of December 31, 2020, the company had no material weaknesses.

We face risks related to health epidemics, pandemics and other outbreaks, including the current COVID-19 pandemic, which could adversely affect our business.

The circumstances of the current COVID-19 pandemic and responses thereto continue to evolve. The products produced and services provided by Ball have been deemed essential and, as a result, relevant governments around the world have allowed our operations to continue through this crisis. Additionally, overall demand for our aluminum beverage cans has remained high and has increased during the pandemic. However, COVID-19 could give rise to circumstances that cause one or more of the following risk factors to occur:

●	We could lose key customers, customers could become insolvent or have a reduction in demand for our products and services;
●	We could be subject to changes in laws and governmental regulations that adversely affect our business and operations;
●	We could be subject to adverse fluctuations in currency exchange rates;
●	We might lose key management and operating personnel;
●	We may be subject to disruptions in the supply or price of our raw materials;
●	We may face prolonged work stoppages at our facilities;

●	We may be impacted by government budget constraints or government shutdowns;
●	Our pension plan investments may not perform as expected, and we may be required to make additional contributions to our pension plans which would otherwise be available for other general corporate purposes;
●	Our access to capital markets may be restricted, which could adversely affect our short-term liquidity and prevent us from fulfilling our obligations under the notes issued pursuant to our bond indentures;
●	We may be subject to increased information technology (IT) security threats and reduced network access availability;
●	Our operations and those of our principal customers and suppliers could be designated as non-essential in key markets; and
●	A material weakness in our internal control over financial reporting or a material misstatement in our financial statements could occur.

Because the COVID-19 pandemic is far-reaching and its impacts cannot be completely anticipated, additional risks may arise that could materially impact the company’s financial results and liquidity.

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

Governmental and regulatory risks

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

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to some of the raw materials, including epoxy-based coatings utilized in our container making process. Epoxy-based coatings may contain Bisphenol-A (BPA). Scientific evidence evaluated by regulatory agencies in the U.S., Canada, Europe, Japan, Australia and New Zealand has consistently shown these coatings to be safe for food contact at current levels, and these regulatory agencies have stated that human exposure to BPA from epoxy-based container coatings is well below safe exposure limits set by government bodies worldwide. A significant change in these regulatory agency statements, adverse information concerning BPA or other chemicals present in our coatings, or rulings made within certain federal, state, provincial and local jurisdictions could have a material adverse effect on our business, financial condition or results of operations. Ball recognizes that significant interest exists in non-epoxy based coatings, and we have been proactively working with coatings suppliers and our customers to transition to alternative coatings.

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

In particular, the changes proposed by the new U.S. administration, including increasing the U.S. corporate income tax rate from 21 percent to 28 percent, doubling the rate of tax on certain earnings of non-U.S. subsidiaries and the imposition of a 15 percent minimum tax on worldwide book income, could materially affect the company’s financial results if enacted.

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

Significant developments stemming from the U.K.’s withdrawal from the E.U. could have a material adverse effect on us.

The United Kingdom formally withdrew from the European Union on January 31, 2020, and entered into the E.U.-UK Trade and Cooperation Agreement on December 24, 2020. Our businesses could be affected in a number of ways, such as supply chain constraints including delays in importing and exporting products into and out of the U.K., increased material costs due to rising tariffs, effects on employee mobility and increased costs of doing business in the U.K.

The withdrawal of the U.K. from the E.U., along with other events that could occur in the future, may cause significant volatility in global financial markets, including in global currency and debt markets. These developments could cause a slowdown in economic activity in the U.K., Europe or globally, which could adversely affect our operating results and growth prospects. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the E.U., may adversely affect our operating results and growth prospects.

Technological risks

Decreases in our ability to develop or apply new technology and know-how may affect our competitiveness.

Our success depends partially on our ability to improve production processes and services. We must also introduce new products and services to meet changing customer needs. If we are unable to implement better production processes or to develop new products through research and development or licensing of new technology, we may not be able to remain competitive with other manufacturers. As a result, our business, financial condition, cash flows or results of operations could be adversely affected.

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

Human capital risks

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

As of December 31, 2020, 12 percent of our North American employees and 54 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, cash flows or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

Environmental risks

Adverse weather and climate changes may result in lower sales.

We manufacture packaging products primarily for beverages. Unseasonable weather can reduce demand for certain beverages packaged in our containers. Climate change and the increasing frequency of severe weather events could have various effects on the demand for our products, our supply chain and the costs of inputs to our production and delivery of products in different regions around the world. Our plants’ production may be prevented or curtailed due to severe or unanticipated weather and climate events.

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

Ball’s corporate headquarters are located in Westminster, Colorado, U.S. and our aerospace segment management offices are located in Broomfield, Colorado, U.S. The operations of the aerospace segment occupy a variety of company-owned and leased facilities in Colorado, U.S., which comprise office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace operations carry on business in smaller company owned and leased facilities in other U.S. locations outside of Colorado.

Ball’s manufacturing locations for significant packaging operations, which are owned or leased by the company, are set forth below. Facilities in the process of being constructed, or that have ceased production, have been excluded from the list. In addition to the facilities listed, the company leases other warehousing space.

Beverage packaging, North and Central America, locations:

●	Conroe, Texas
●	Fairfield, California
●	Findlay, Ohio
●	Fort Atkinson, Wisconsin
●	Fort Worth, Texas
●	Glendale, Arizona
●	Golden, Colorado
●	Goodyear, Arizona
●	Kapolei, Hawaii
●	Kent, Washington
●	Monterrey, Mexico
●	Monticello, Indiana
●	Phoenix, Arizona
●	Queretaro, Mexico
●	Rome, Georgia
●	Saint Paul, Minnesota
●	Saratoga Springs, New York
●	Tampa, Florida
●	Wallkill, New York
●	Whitby, Ontario, Canada
●	Williamsburg, Virginia

Beverage packaging, EMEA, locations:

●	Argayash, Russia
●	Belgrade, Serbia
●	Bierne, France
●	Cabanillas del Campo, Spain
●	Cairo, Egypt
●	Ejpovice, Czech Republic
●	Fosie, Sweden
●	Fredericia, Denmark
●	Gelsenkirchen, Germany
●	La Selva, Spain
●	Lublin, Poland
●	Ludesch, Austria
●	Manisa, Turkey
●	Mantsala, Finland
●	Milton Keynes, United Kingdom
●	Mont, France
●	Naro Fominsk, Russia
●	Nogara, Italy
●	Vsevolozhsk, Russia
●	Wakefield, United Kingdom
●	Waterford, Ireland
●	Widnau, Switzerland

Beverage packaging, South America, locations:

●	Aguas Claras, Brazil
●	Asuncion, Paraguay
●	Brasilia, Brazil
●	Buenos Aires, Argentina
●	Extrema, Brazil
●	Jacarei, Sao Paulo, Brazil
●	Manaus, Brazil
●	Pouso Alegre, Brazil
●	Recife, Brazil
●	Santa Cruz, Brazil
●	Santiago, Chile
●	Tres Rios, Rio de Janeiro, Brazil

Beverage packaging, Other, locations:

●	Dammam, Saudi Arabia
●	Mumbai, India
●	Sri City, India
●	Yangon, Myanmar

Aerosol packaging locations:

●	Ahmedabad, India
●	Beaurepaire, France
●	Bellegarde, France
●	Devizes, United Kingdom
●	Itupeva, Brazil
●	San Luis Potosí, Mexico
●	Sherbrooke, Quebec, Canada
●	Velim, Czech Republic
●	Verona, Virginia

Aluminum cups location:

●	Rome, Georgia

Item 3.  Legal Proceedings

Details of the company’s legal proceedings are included in Note 22 to the consolidated financial statements within Item 8 of this annual report.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II.

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is listed for trading on the New York Stock Exchange. There were 6,311 common shareholders of record on February 15, 2021.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2020.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2020	—	$—	—	36,547,906
November 1 to November 30, 2020	—	—	—	36,547,906
December 1 to December 31, 2020	—	—	—	36,547,906
Total	—	—	—
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)

The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2020. The graph assumes $100 was invested on December 31, 2015, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/15)

$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
BLL
S&P 500
DJ US Containers & Packaging

Total Return Analysis

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
BLL	$100.00	$107.49	$111.73	$113.71	$139.48	$197.82
S&P 500	100.00	99.27	108.74	129.86	121.76	156.92
DJ US Containers & Packaging	100.00	94.19	109.70	128.02	102.22	128.38

Source: Bloomberg L.P.® Charts

Item 6.  Selected Financial Data

Removing and reserving Item 6 ("Selected Financial Data") of Part II.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K (annual report), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Ball Corporation and its subsidiaries are referred to collectively as “Ball Corporation,” “Ball,” “the company,” “we” or “our” in the following discussion and analysis.

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

The majority of our aerospace business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for various U.S. government agencies. Intense competition and long operating cycles are key characteristics of the company’s aerospace and defense industry where it is common for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to a competitor, become a subcontractor for the ultimate prime contracting company.

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we have made progress on each of the levers as follows:

●	Maximizing value in our existing businesses by expanding specialty container production across our global plant network to meet current demand and improving efficiencies in our beverage container and end facilities in North America, South America and Europe; leveraging plant floor and integrated planning systems to reduce costs and manage contractual provisions across our diverse customer base; successfully acquiring and integrating a large global aluminum beverage business and regional aluminum aerosol facility while also divesting underperforming steel food and steel aerosol packaging assets in North and South America and four beverage packaging facilities in China; and in the remaining aluminum aerosol business, installing new extruded aluminum aerosol lines in our European, Mexican and Indian facilities while also implementing cost-out and value-in initiatives across all of our businesses;

●	Expanding further into new products and capabilities through commercializing our new lightweight, infinitely recyclable aluminum cup and providing next-generation extruded aluminum aerosol packaging that utilizes proprietary technology to significantly lightweight the can; and successfully introducing new specialty beverage cans and aluminum bottle-shaping technology;

●	Aligning ourselves with the right customers and markets by investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent approximately 45 percent of our global beverage packaging mix; aligning with spiked seltzer and craft brewers, sparkling and still water fillers, wine producers and other new beverage producers who continue to use aluminum beverage containers to grow their business; and in our new aluminum cup business, utilizing online platforms and North American retailers to provide infinitely recyclable aluminum cups directly to consumers;

●	Broadening our geographic reach with our acquisition of Rexam and our new investments in beverage manufacturing facilities in the United States, Brazil, Paraguay, Spain, Mexico, Myanmar and Panama, as well as an extruded aluminum aerosol manufacturing facility in India and successful start-up of a dedicated aluminum cup manufacturing facility in the U.S.; and

●	Leveraging our technological expertise in packaging innovation, including the introduction of our new proprietary, brandable lightweight aluminum cup and providing next-generation aluminum bottle-shaping technologies and the increased production of lightweight ReAl® containers, which utilize technology that increases the strength of aluminum used in the manufacturing process while lightweighting the can by up to 20 percent over a standard aluminum aerosol can, as well as our investment in cyber, data analytics methane monitoring, 5G and LIDAR capabilities to further enhance our aerospace technical expertise across a broader customer portfolio.

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

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, for a comparison of our 2019 results of operations to the 2018 results. Prior Forms 10-K have not been restated to reflect changes to Ball’s internal reporting structure that were effective January 1, 2020.

Novel Coronavirus (COVID-19)

The novel coronavirus (COVID-19) had a material effect upon the global business environment during the year ended December 31, 2020. Ball provides key products and services to the consumer beverage and household markets and the U.S. aerospace markets and, consequently, the operations of Ball and of its principal customers and suppliers have been designated as essential across our key markets. This designation allowed Ball to operate its manufacturing facilities throughout 2020, and it is expected that Ball will continue to operate its facilities without disruption in the foreseeable future. However, countries around the globe have issued stay-at-home orders and mandated operational closures of non-essential businesses, which has impacted certain of our customers by constraining some supply of products to certain consumers. The risks that COVID-19 continues to present to Ball’s business have been outlined in Item 1. Risk Factors and Note 1 to the consolidated financial statements within Item 8 of this annual report.

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2020	2019	2018

Net sales	$11,781	$11,474	$11,635
Net earnings attributable to Ball Corporation	585	566	454
Net earnings attributable to Ball Corporation as a % of net sales	5%	5%	4%

Sales in 2020 were $307 million higher compared to 2019 primarily as a result of increased sales volumes in our beverage packaging segments and increased sales in our aerospace segment, partially offset by the pass through of lower aluminum prices, the sale of the China beverage packaging can business in the third quarter of 2019 and the sale of the Argentine steel aerosol business in the fourth quarter of 2019.

Net earnings attributable to Ball Corporation in 2020 were $19 million higher than 2019 primarily due to higher comparable operating earnings for reportable segments and lower interest expense, partially offset by higher business consolidation and debt refinancing costs and a higher effective tax rate.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $9,323 million in 2020 compared to $9,203 million in 2019. These amounts represented 79 percent and 80 percent of consolidated net sales for the years ended 2020 and 2019, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $668 million in 2020 compared to $678 million in 2019. These amounts represented 6 percent of consolidated net sales for the years ended 2020 and 2019. Amortization expense in 2020 and 2019 included $150 million and $155 million, respectively, for the amortization of acquired Rexam intangibles.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $525 million in 2020 compared to $417 million in 2019. These amounts represented 4 percent of consolidated net sales for both years. Personnel and other costs increased year over year to support growth investments.

Business Consolidation Costs and Other Activities

Business consolidation costs and other activities were $262 million in 2020 compared to $244 million in 2019. These amounts represented 2 percent of consolidated net sales for both years.

Interest Expense

Total interest expense was $316 million in 2020 compared to $324 million in 2019. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings decreased by approximately 85 basis points from 4.4 percent in 2019 to 3.5 percent in 2020 due to the drop in global interest rates.

Tax Provision

The company’s effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year.

The 2020 effective income tax rate was 14.4 percent compared to 11.7 percent for 2019. As compared with the statutory U.S. federal income tax rate of 21 percent, the 2020 effective rate was reduced by 6.8 percent for equity compensation benefits, by 5.7 percent for the impact of the U.S. R&D credit and by 2 percent for various uncertain tax positions. These reductions were partially offset by an increase of 3.4 percent for the impact of foreign exchange fluctuations on certain deferred tax assets. While these items are expected to recur, the potential magnitude of each item is uncertain.

The 2020 effective income tax rate was also increased by 2.6 percent for enacted changes to tax rates in the UK and by 2.3 percent for the impact of non-deductible goodwill. These items are not expected to recur.

Further details of taxes on income are included in Note 16 to the consolidated financial statements within Item 8 of this annual report.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the four reportable segments discussed below. Effective January 1, 2020, Ball implemented changes to its management and internal reporting structure for cost reduction and operational efficiency purposes. As a result of these changes, the company’s plants in Cairo, Egypt, and Manisa, Turkey, are now included in the beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA), segment. In addition, the company’s operations in India and Saudi Arabia are now combined with the former non-reportable beverage packaging, Asia Pacific, operating segment as a new non-reportable beverage packaging, other, operating segment. The company’s segment results and disclosures for the years ended December 31, 2019 and 2018, have been retrospectively adjusted to conform to the current year presentation.

Beverage Packaging, North and Central America

	Years Ended December 31,
($ in millions)	2020	2019	2018

Net sales	$5,076	$4,758	$4,626

Comparable operating earnings	683	555	551
Business consolidation and other activities (a)	(5)	(14)	(6)
Amortization of acquired Rexam intangibles	(27)	(29)	(31)
Total segment earnings	$651	$512	$514
Comparable operating earnings as a % of segment net sales	13%	12%	12%
(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 8 of this annual report.

Segment sales in 2020 were $318 million higher compared to 2019. The increase in 2020 was primarily due to higher volumes, higher specialty mix and improved customer contractual terms, partially offset by lower aluminum prices. We cannot predict the impact on sales that will result from future changes in aluminum input prices.

Comparable operating earnings in 2020 were $128 million higher compared to 2019 primarily due to higher sales volumes, higher specialty mix, benefits from improved customer contractual terms and improved operating performance, partially offset by increased capacity expansion and labor costs.

Beverage Packaging, EMEA

	Years Ended December 31,
($ in millions)	2020	2019	2018

Net sales	$2,945	$2,857	$2,809

Comparable operating earnings	354	351	328
Business consolidation and other activities (a)	(10)	(39)	(49)
Amortization of acquired Rexam intangibles	(64)	(67)	(73)
Total segment earnings	$280	$245	$206
Comparable operating earnings as a % of segment net sales	12%	12%	12%
(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 8 of this annual report.

Segment sales in 2020 were $88 million higher compared to 2019. The increase in 2020 was primarily due to higher sales volumes and improved customer and specialty mix, partially offset by the pass through of lower aluminum prices.

Comparable operating earnings in 2020 were $3 million higher compared to 2019 primarily due to higher sales volumes and improved customer and specialty mix, partially offset by higher labor and warehousing costs and intermittent production line downtime during the second quarter of 2020.

Beverage Packaging, South America

	Years Ended December 31,
($ in millions)	2020	2019	2018

Net sales	$1,695	$1,670	$1,701

Comparable operating earnings	280	288	313
Business consolidation and other activities (a)	1	15	11
Amortization of acquired Rexam intangibles	(55)	(56)	(56)
Total segment earnings	$226	$247	$268
Comparable operating earnings as a % of segment net sales	17%	17%	18%
(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 8 of this annual report.

Segment sales in 2020 were $25 million higher compared to 2019. The increase in 2020 was primarily related to higher volumes, partially offset by regional pricing and the pass through of lower aluminum prices.

Comparable operating earnings in 2020 were $8 million lower compared to 2019 primarily related to adverse cost absorption due to intermittent production line downtime in the second quarter of 2020 and regional pricing, partially offset by increased sales volumes.

Aerospace

	Years Ended December 31,
($ in millions)	2020	2019	2018

Net sales	$1,741	$1,479	$1,196
Comparable operating earnings	153	140	113
Comparable operating earnings as a % of segment net sales	9%	9%	9%

Segment sales in 2020 were $262 million higher compared to 2019, and comparable operating earnings were $13 million higher. The increase in sales and operating earnings for 2020 was primarily the result of increases from significant U.S. national defense contracts.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 97 percent of segment sales in 2020 compared to 98 percent of segment sales in 2019. The aerospace contract mix in 2020 consisted of 49 percent cost-type contracts, which are billed at our costs plus an agreed-upon and/or earned profit component, and 48 percent fixed-price contracts. The remaining sales were for time and materials contracts.

Contracted backlog for the aerospace segment at December 31, 2020 and 2019, was $2.4 billion and $2.5 billion, respectively. The segment has numerous outstanding bids for future contract awards. The backlog at December 31, 2020, consisted of 42 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

Management Performance Measures

Management internally uses various measures to evaluate company performance, including comparable operating earnings (earnings before interest, taxes and business consolidation and other non-comparable costs); comparable net earnings (earnings before business consolidation costs and other non-comparable costs after tax); comparable diluted earnings per share (comparable net earnings divided by diluted weighted average shares outstanding); return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); and diluted earnings per share. In addition, management uses free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures) as a measure to evaluate the company’s liquidity. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria that management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions.

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

Many of the above noted financial measurements are presented on a non-U.S. GAAP basis and should be considered in connection with the consolidated financial statements within Item 8 of this annual report. Non-U.S. GAAP measures should not be considered in isolation, nor should they not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. A presentation of earnings in accordance with U.S. GAAP is available in Item 8 of this annual report.

Based on the above definitions, our calculations of comparable operating earnings, comparable net earnings, comparable diluted earnings per share and free cash flow are summarized as follows:

	Years Ended December 31,
($ in millions)	2020	2019	2018

Net earnings attributable to Ball Corporation	$585	$566	$454
Net earnings (loss) attributable to noncontrolling interests, net of tax	(3)	(30)	(1)
Net earnings	582	536	453
Equity in results of affiliates, net of tax	6	1	(5)
Tax provision (benefit)	99	71	185
Earnings before taxes, as reported	687	608	633
Total interest expense	316	324	302
Earnings before interest and taxes	1,003	932	935
Business consolidation and other activities	262	244	191
Amortization of acquired Rexam intangibles	150	155	164
Comparable operating earnings	$1,415	$1,331	$1,290

	Years Ended December 31,
($ in millions, except per share amounts)	2020	2019	2018

Net earnings attributable to Ball Corporation	$585	$566	$454
Business consolidation and other activities	262	244	191
Amortization of acquired Rexam intangibles	150	155	164
Share of equity method affiliate non-comparable costs, net of tax	31	16	8
Debt refinancing and other costs	41	7	1
Impact of U.S. tax reform	—	—	(45)
Non-controlling interest share of non-comparable costs, net of tax	1	(32)	—
Noncomparable taxes	(83)	(95)	2
Net earnings attributable to Ball Corporation before above transactions (Comparable Net Earnings)	$987	$861	$775

Diluted earnings per share	$1.76	$1.66	$1.29
Comparable diluted earnings per share	$2.97	$2.53	$2.20

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

For information regarding the company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Notes 1 and 2 to the consolidated financial statements within Item 8 of this annual report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Our primary sources of liquidity are cash provided by operating activities and external borrowings. We believe that cash flows from operating activities and cash provided by short-term, long-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, anticipated share repurchases and anticipated capital expenditures. We have no debt maturities until 2022, our senior credit facilities are in place until 2024 and we are focused in the near term on maintaining liquidity and flexibility in the current economic environment. The following table summarizes our cash flows:

	Years Ended December 31,
($ in millions)	2020	2019	2018

Cash flows provided by (used in) operating activities	$1,432	$1,548	$1,566
Cash flows provided by (used in) investing activities	(1,181)	(422)	(206)
Cash flows provided by (used in) financing activities	(602)	(46)	(1,040)

Cash flows provided by operating activities were $116 million lower in 2020 compared to 2019, primarily due to higher working capital outflows of $106 million in 2020 compared to inflows of $236 million in 2019, partially offset by lower pension contributions. The higher working capital outflows in 2020 resulted from seasonal working capital build which was more sizeable than typical due largely to the timing of aluminum payments in the first quarter, increased personnel costs to support growth and a proportionally larger increase in days sales outstanding as compared to days payable outstanding. In comparison to the same period of 2019, our working capital movements reflect an increase of days sales outstanding from 38 days in 2019 to 42 days in 2020 and an increase of inventory days on hand from 48 days in 2019 to 50 days in 2020, partially offset by an increase of days payable outstanding from 118 days in 2019 to 128 days in 2020.

Cash outflows from investing activities increased by $759 million from $422 million in 2019 to $1,181 million in 2020. This predominantly reflected a $515 million increase in capital expenditures for large growth projects, a $160 million inflow from the 2019 sale of the steel food and steel aerosol business and a $69 million outflow for the 2020 acquisition of the Brazil aluminum aerosol packaging business.

Cash outflows from financing activities increased by $556 million from $46 million in 2019 to $602 million in 2020, primarily related to total debt activity changing from net borrowings of $1.1 billion in 2019 to net repayments of $262 million in 2020, partially offset by a reduction in net share repurchases from $945 million in 2019 to $75 million in 2020.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $1.6 billion and $1.4 billion at December 31, 2020, and December 31, 2019, respectively. A total of $232 million and $230 million were available for sale under these programs at December 31, 2020 and 2019, respectively.

As of December 31, 2020, approximately $684 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows, cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $75 million in 2020 and $945 million in 2019. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2024, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt was $7.8 billion at both December 31, 2020 and 2019.

In the third quarter of 2020, Ball issued $1.3 billion of 2.875% senior notes due in 2030. In the first quarter of 2020, Ball redeemed the outstanding euro-denominated 3.50% senior notes due in 2020 in the amount of €400 million and the outstanding 4.375% senior notes due 2020 in the amount of $1 billion. We recorded debt refinancing and other costs of $41 million in 2020.

In November 2019, Ball issued €1.3 billion in aggregate principal amount of 1.50% and 0.875% euro-denominated senior notes for general corporate purposes. In March 2019, the company refinanced its existing credit facilities with a U.S. dollar term loan facility, a U.S. dollar revolving facility and a multi-currency revolving facility that mature in March 2024. The revolving facilities provide the company with up to the U.S. dollar equivalent of $1.75 billion.

At December 31, 2020, taking into account outstanding letters of credit, approximately $1.7 billion was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until March 2024. In addition to these facilities, the company had $1 billion of short-term uncommitted credit facilities available at December 31, 2020, of which $14 million was outstanding and due on demand.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at December 31, 2020, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. In August 2020, we amended certain of our credit agreements, which among other things, modified the most restrictive of our debt covenants. This covenant requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of December 31, 2022. As of December 31, 2020, the company could borrow up to its limits available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details about our debt are available in Note 15 to the consolidated financial statements within Item 8 of this annual report.

Other Liquidity Measures

Free Cash Flow

Management internally uses a free cash flow measure to: (1) evaluate the company’s liquidity, (2) evaluate strategic investments, (3) plan share repurchase and dividend levels and (4) evaluate the company’s ability to incur and service debt. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The company defines free cash flow as cash flow from operating activities less capital expenditures. Free cash flow is typically derived directly from the company’s consolidated statement of cash flows; however, it may be adjusted for items that affect comparability between periods.

Based on the above definition, our consolidated free cash flow is summarized as follows:

	Years Ended December 31,
($ in millions)	2020	2019	2018

Total cash provided by operating activities	$1,432	$1,548	$1,566
Capital expenditures	(1,113)	(598)	(816)
Free cash flow	$319	$950	$750

Based on information currently available, we estimate that cash flows from operating activities for 2021 will exceed 2020 levels and capital expenditures will exceed $1.5 billion. In 2021, we intend to utilize our operating cash flow to fund our growth capital projects, dividend payments, share repurchases, debt service requirements and, to the extent available, acquisitions that meet our rate of return criteria. Approximately $1.1 billion of capital expenditures was contractually committed as of December 31, 2020.

Commitments

Cash payments required for long-term debt maturities and interest payments, rental payments under noncancellable operating leases and purchase obligations in effect at December 31, 2020, are summarized in the following table:

	Payments Due By Year (a)
($ in millions)	Total	2021	2022-2023	2024-2025	2026 and Thereafter

Long-term debt (b)	$7,853	$3	$2,610	$2,515	$2,725
Interest payments on long-term debt (c)	1,172	268	462	250	192
Purchase obligations (d)	15,448	4,871	6,377	3,718	482
Lease liabilities	370	66	104	63	137
Total payments on contractual obligations	$24,843	$5,208	$9,553	$6,546	$3,536
(a)	Amounts reported in local currencies have been translated at year-end 2020 exchange rates.
(b)	Amounts represent future cash payments due and exclude future amortization of debt issuance costs of $67 million at December 31, 2020.
(c)	For variable rate facilities, amounts are based on interest rates in effect at year end and do not contemplate the effects of any hedging instruments utilized by the company.
(d)

The company’s purchase obligations include capital expenditures and contracted amounts for aluminum and other direct materials. Also included are commitments for purchases of natural gas and electricity, expenses related to aerospace and technologies contracts and other less significant items. In cases where variable prices and/or usage are involved, management’s best estimates have been used. Depending on the circumstances, early termination of the contracts may or may not result in penalties and, therefore, actual payments could vary significantly.

The table above excludes $55 million of uncertain tax positions, as the ultimate timing of resolution for these matters is unknown at this time.

Also excluded from the table above are contributions to the company’s defined benefit pension plans, which are expected to be approximately $185 million in 2021 of which $157 million was paid in January 2021. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to the plans are expected to be approximately $337 million, $336 million, $339 million, $344 million and $347 million for the years ending December 31, 2021 through 2025, respectively, and approximately $1.8 billion for the years ending December 31, 2026 through 2030.

Based on changes in return on asset and discount rate assumptions, as well as revisions based on plan experience studies, total pension expense in 2021, is expected to be approximately $4 million higher than in 2020, excluding settlement charges. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an increase of approximately $14 million in total 2021 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in a negligible increase to pension expense in 2021. Additional details about our defined benefit pension plans are available in Note 17 to the consolidated financial statements within Item 8 of this annual report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details of the company’s contingencies, legal proceedings, indemnifications and guarantees are available in Notes 22 and 23 to the consolidated financial statements within Item 8 of this annual report. The company is routinely subject to litigation incident to operating its businesses and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites, including in respect of sites related to alleged activities of certain former Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The following summarized financial information relates to the obligor group as of and for the years ended December 31, 2020 and 2019. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Years Ended December 31,
($ in millions)	2020	2019

Net sales	$7,115	$6,540
Gross profit (a)	935	789
Net earnings (loss)	528	211
Net earnings (loss) attributable to Ball	528	211
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $167 million and $160 million for the years ended December 31, 2020 and 2019, respectively.

	December 31,
($ in millions)	2020	2019

Current assets	$2,211	$2,310
Noncurrent assets	13,701	13,073
Current liabilities	3,704	5,073
Noncurrent liabilities	10,854	9,953

Included in the amounts disclosed in the tables above, at December 31, 2020 and 2019, the obligor group held receivables due from other subsidiary companies of $221 million and $299 million, respectively, long-term notes receivable due from other subsidiary companies of $9.2 billion and $9.3 billion, respectively, payables due to other subsidiary companies of $1.7 billion and $1.9 billion, respectively, and long-term notes payable due to other subsidiary companies of $1.5 billion and $2.2 billion, respectively.

For the years ended December 31, 2020 and 2019, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $804 million and $792 million, respectively, net credits from them of $24 million and net charges to them of $21 million, respectively, and net interest income from them of $393 million and $127 million, respectively. During the years ended December 31, 2020 and 2019, the obligor group received dividends from other subsidiary companies of $56 million and $775 million, respectively.

A description of the terms and conditions of the company’s debt guarantees is located in Note 23 to the consolidated financial statements within Item 8 of this annual report.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements concerning future events and financial performance. Words such as "expects," "anticipates," "estimates," "believes," "targets," "likely," "positions" and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements and any such statements should be read in conjunction with, and, qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Additional factors that might affect: a) our packaging segments include product capacity, supply, and demand constraints and fluctuations, including due to virus and disease outbreaks and responses thereto; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; potential delays and tariffs related to the U.K’s departure from the EU; changes in major customer or supplier contracts or a loss of a major customer or supplier; political instability and sanctions; currency controls; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and shelter-in-place orders in any country or jurisdiction affecting goods produced by us or in our supply chain, including imported raw materials; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the company as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including policies, orders and actions related to COVID-19, the U.S. government elections, stimulus package(s), budget, sequestration and debt limit; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on our operating results and business generally.

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

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s aluminum prices would result in an estimated $4 million after-tax reduction in net earnings over a one-year period. Additionally, the company has currency exposures on raw materials and the effect of a 10 percent adverse change is included in the total currency exposure discussed below. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2020, included pay-fixed interest rate swaps which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2020, assumed floating rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a 100-basis point increase in interest rates would result in an estimated $2 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

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

Considering the company’s derivative financial instruments outstanding at December 31, 2020, and the various currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening, mainly against the Russian ruble) in currency exchange rates compared to the U.S. dollar would result in an estimated $12 million after-tax reduction in net earnings over a one-year period. This hypothetical adverse change in currency exchange rates would also reduce our forecasted average debt balance by $256 million. Actual changes in market prices or rates may differ from hypothetical changes.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ball Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, of comprehensive earnings (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimated Costs at Completion for Aerospace Fixed-Price Contracts

As described in Notes 1, 3 and 5 to the consolidated financial statements, sales for the aerospace segment were $1.7 billion for the year ended December 31, 2020, including sales under long-term fixed-price contracts, which are primarily recognized using percentage-of-completion accounting under the cost-to-cost method. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. Throughout the period of contract performance, management regularly evaluates and, if necessary, revises its estimates of total contract revenue, total contract cost, and extent of progress toward completion.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs at completion for aerospace fixed-price contracts is a critical audit matter are the significant judgment by management when determining the estimated costs at completion for such contracts. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures, and in evaluating the related audit evidence, over management’s assumptions of estimated costs at completion for fixed-price contracts, including the nature and technical complexity of the work to be performed, the availability and cost volatility of materials, subcontractor and vendor performance, and schedule and performance delays.

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

February 17, 2021

We have served as the Company’s auditor since at least 1962. We have not been able to determine the specific year we began serving as auditor of the Company.

Consolidated Statements of Earnings

Ball Corporation

	Years Ended December 31,
($ in millions, except per share amounts)	2020	2019	2018

Net sales	$11,781	$11,474	$11,635

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(9,323)	(9,203)	(9,329)
Depreciation and amortization	(668)	(678)	(702)
Selling, general and administrative	(525)	(417)	(478)
Business consolidation and other activities	(262)	(244)	(191)
	(10,778)	(10,542)	(10,700)

Earnings before interest and taxes	1,003	932	935

Interest expense	(275)	(317)	(301)
Debt refinancing and other costs	(41)	(7)	(1)
Total interest expense	(316)	(324)	(302)

Earnings before taxes	687	608	633
Tax (provision) benefit	(99)	(71)	(185)
Equity in results of affiliates, net of tax	(6)	(1)	5
Net earnings	582	536	453
Net (earnings) loss attributable to noncontrolling interests	3	30	1
Net earnings attributable to Ball Corporation	$585	$566	$454

Earnings per share:
Basic	$1.79	$1.71	$1.32
Diluted	$1.76	$1.66	$1.29

Weighted average shares outstanding: (000s)
Basic	326,260	331,102	344,796
Diluted	332,815	340,121	352,321

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings (Loss)

Ball Corporation

	Years Ended December 31,
($ in millions)	2020	2019	2018

Net earnings	$582	$536	$453

Other comprehensive earnings (loss):
Foreign currency translation adjustment	(215)	166	(197)
Pension and other postretirement benefits	118	(270)	122
Derivatives designated as hedges	102	58	(86)
Total other comprehensive earnings (loss)	5	(46)	(161)
Income tax (provision) benefit	(49)	50	(18)
Total other comprehensive earnings (loss), net of tax	(44)	4	(179)

Total comprehensive earnings (loss)	538	540	274
Comprehensive (earnings) loss attributable to noncontrolling interests	3	30	1
Comprehensive earnings (loss) attributable to Ball Corporation	$541	$570	$275

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation

	December 31,
($ in millions)	2020	2019

Assets
Current assets
Cash and cash equivalents	$1,366	$1,798
Receivables, net	1,738	1,631
Inventories, net	1,353	1,274
Other current assets	218	181
Total current assets	4,675	4,884
Noncurrent assets
Property, plant and equipment, net	5,351	4,470
Goodwill	4,484	4,419
Intangible assets, net	1,883	2,002
Other assets	1,859	1,585
Total assets	$18,252	$17,360

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$17	$1,480
Accounts payable	3,430	3,136
Accrued employee costs	347	285
Other current liabilities	650	676
Total current liabilities	4,444	5,577
Noncurrent liabilities
Long-term debt	7,783	6,337
Employee benefit obligations	1,613	1,486
Deferred taxes	634	561
Other liabilities	441	380
Total liabilities	14,915	14,341

Equity
Common stock (679,524,325 shares issued - 2020; 676,302,319 shares issued - 2019)	1,167	1,178
Retained earnings	6,192	5,803
Accumulated other comprehensive earnings (loss)	(954)	(910)
Treasury stock, at cost (351,938,709 shares - 2020; 351,667,322 shares - 2019)	(3,130)	(3,122)
Total Ball Corporation shareholders' equity	3,275	2,949
Noncontrolling interests	62	70
Total equity	3,337	3,019
Total liabilities and equity	$18,252	$17,360

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation

	Years Ended December 31,
($ in millions)	2020	2019	2018

Cash Flows from Operating Activities
Net earnings	$582	$536	$453
Adjustments to reconcile net earnings to cash provided by
(used in) continuing operating activities:
Depreciation and amortization	668	678	702
Business consolidation and other activities	262	244	191
Deferred tax provision (benefit)	17	(45)	35
Other, net	9	(101)	95
Working capital changes, excluding effects of acquisitions and dispositions:
Receivables	(135)	49	(17)
Inventories	(64)	(45)	(248)
Other current assets	5	(18)	(47)
Accounts payable	66	72	592
Accrued employee costs	84	(1)	(77)
Other current liabilities	(35)	175	(140)
Other, net	(27)	4	27
Cash provided by (used in) operating activities	1,432	1,548	1,566
Cash Flows from Investing Activities
Capital expenditures	(1,113)	(598)	(816)
Business acquisitions, net of cash acquired	(69)	—	—
Proceeds from business dispositions, net of cash sold	(17)	160	539
Other, net	18	16	71
Cash provided by (used in) investing activities	(1,181)	(422)	(206)
Cash Flows from Financing Activities
Long-term borrowings	2,552	2,819	1,475
Repayments of long-term borrowings	(2,794)	(1,524)	(1,533)
Net change in short-term borrowings	(20)	(183)	(120)
Proceeds from issuances of common stock	(18)	19	28
Acquisitions of treasury stock	(57)	(964)	(739)
Common dividends	(198)	(182)	(137)
Other, net	(67)	(31)	(14)
Cash provided by (used in) financing activities	(602)	(46)	(1,040)

Effect of exchange rate changes on cash	(74)	(2)	(51)

Change in cash, cash equivalents and restricted cash	(425)	1,078	269
Cash, cash equivalents and restricted cash – beginning of year	1,806	728	459
Cash, cash equivalents and restricted cash – end of year	$1,381	$1,806	$728

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other		Total
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Shareholders'
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2017	670,576	$1,084	(320,695)	$(1,474)	$4,987	$(656)	$105	$4,046
Impact of adopting revenue recognition accounting standard	—	—	—	—	37	1	—	38
Balance at December 31, 2017	670,576	1,084	(320,695)	(1,474)	5,024	(655)	105	4,084
Net earnings	—	—	—	—	454	—	(1)	453
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(179)	—	(179)
Common dividends, net of tax benefits	—	—	—	—	(138)	—	—	(138)
Treasury stock purchases	—	—	(18,021)	(755)	—	—	—	(755)
Treasury shares reissued	—	—	737	23	—	—	—	23
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,661	73	—	—	—	—	—	73
Other activity	—	—	—	1	1	(1)	—	1
Balance at December 31, 2018	673,237	1,157	(337,979)	(2,205)	5,341	(835)	104	3,562
Net earnings	—	—	—	—	566	—	(30)	536
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(41)	—	(41)
Currency translation recognized in earnings from the sale of the Argentina steel aerosol business	—	—	—	—	—	45	—	45
Reclassification of stranded tax effects	—	—	—	—	79	(79)	—	—
Common dividends, net of tax benefits	—	—	—	—	(181)	—	—	(181)
Treasury stock purchases	—	—	(14,383)	(950)	—	—	—	(950)
Treasury shares reissued	—	—	695	25	—	—	—	25
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	3,065	21	—	—	—	—	—	21
Other activity	—	—	—	8	(2)	—	(4)	2
Balance at December 31, 2019	676,302	1,178	(351,667)	(3,122)	5,803	(910)	70	3,019
Net earnings	—	—	—	—	585	—	(3)	582
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(44)	—	(44)
Common dividends, net of tax benefits	—	—	—	—	(197)	—	—	(197)
Treasury stock purchases	—	—	(775)	(54)	—	—	—	(54)
Treasury shares reissued	—	—	503	28	—	—	—	28
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	3,222	(11)	—	—	—	—	—	(11)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Other activity	—	—	—	18	1	—	—	19
Balance at December 31, 2020	679,524	$1,167	(351,939)	$(3,130)	$6,192	$(954)	$62	$3,337

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

The company has determined that the following distinct goods and services represent separate performance obligations:

●	Manufacture and delivery of distinct spacecraft and/or hardware components;
●	Research reports, for contracts where such reports are the sole or primary deliverable;
●	Design, add-on or special studies for contracts where such studies have stand-alone value or a material right exists due to discounted pricing; and
●	Warranty and performance guarantees beyond standard repair/replacement.

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

Stranded taxes in accumulated other comprehensive income are reclassified to the consolidated statement of earnings when the activity that generated the deferred gains and losses has fully ceased.

Ball Corporation

Notes to the Consolidated Financial Statements

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

Inventories

Inventories are stated at the lower of cost or net realizable value using either the first-in, first-out (FIFO) cost method of accounting or the average cost method. Inventory cost is calculated for each inventory component taking into consideration the appropriate cost factors, including fixed and variable overhead, material price volatility and production levels.

Ball Corporation

Notes to the Consolidated Financial Statements

Recoverability of Goodwill

On an annual basis and at interim periods as circumstances require, the company performs a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, which includes an evaluation as to whether there have been significant changes to macro-economic factors related to the reporting unit that could materially impact fair value. If the qualitative analysis concludes that fair value could be materially impacted, the company performs a quantitative impairment test to determine the fair value of the reporting unit and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value.

When performing a quantitative analysis, the company estimates fair value for each reporting unit primarily using the income approach. Under the income approach, fair value is estimated as the present value of estimated future cash flows of each reporting unit. The projected cash flows incorporate various assumptions related to weighted average cost of capital (WACC) and growth rates that are specific to each reporting unit, including assumptions relating to net sales growth rates, terminal growth rates and EBITDA (a non-U.S. GAAP measure defined by the company as earnings before interest, taxes, depreciation and amortization) margin. The company corroborates the results of its income approach using the market approach. Under the market approach, the company uses available information regarding multiples used in any recent market transactions involving transfer of controlling interests as well as publicly available trading multiples based upon the enterprise value of companies in either the packaging or aerospace and defense industries. The appropriate multiple is applied to forecasted EBITDA of each reporting unit to estimate fair value.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Revenue Recognition in the Beverage and Aerosol Packaging Segments

The company recognizes sales of products in its packaging segments when a customer obtains control of promised goods or services, which occurs either over time or at a point in time. The company elected to apply the modified retrospective method to all contracts that were not completed as of January 1, 2018. The cumulative effect of initially applying the new revenue standard was recognized as an adjustment to the company’s retained earnings balance as of January 1, 2018.

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

The company has determined that the following distinct goods and services represent separate performance obligations:

●	Manufacture of beverage containers, which may be generic or unique;
●	Manufacture of aerosol containers, which may be generic or unique; and
●	Manufacture of beverage and aerosol lids and ends, which may be generic or unique.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Within the company’s beverage and aerosol operations, performance obligations are recognized both over time and at a point in time. The determination that sales should be recognized at a point in time most often results from the existence of an alternative use for the product. Cans and ends that are not customized for a customer prior to delivery are considered to have an alternative use, and sales are recognized at the point of control transfer. Determining when control transfer occurs requires management to make judgments that affect the timing of when sales are recognized. The current revenue accounting standard provides five indicators that a customer has obtained control of an asset: 1) present right to payment; 2) transfer of legal title; 3) physical possession; 4) significant risks and rewards of ownership; and 5) customer acceptance. The company considers control to have transferred for these products upon shipment or delivery, depending on the legal terms of the contract, because the company has a present right to payment at that time, the customer has legal title to the asset, the company has transferred physical possession of the asset and/or the customer has significant risks and rewards of ownership of the asset. The company determines that control transfers to a customer as described above and provides a faithful depiction of the transfer of goods.

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

Leases

On January 1, 2019, Ball adopted new accounting guidance and all related amendments (the new lease standard), that, for operating leases, requires a lessee to recognize a right-of-use (ROU) asset and a lease liability. The guidance also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight line basis. Ball applied the modified retrospective method to all contracts that were not completed as of January 1, 2019. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods.

Ball Corporation

Notes to the Consolidated Financial Statements

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

Ball Corporation

Notes to the Consolidated Financial Statements

Research and Development Costs

Research and development costs are expensed as incurred in connection with the company’s programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $47 million, $44 million and $32 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Risks and Uncertainties – Novel Coronavirus (COVID-19)

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management’s judgment about the outcome of future events. The current global business environment is being impacted directly and indirectly by the effects of the novel coronavirus (COVID-19), and it is not possible to accurately estimate the impacts of COVID-19. However, Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of COVID-19 in the near term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory;
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at December 31, 2020, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

Ball Corporation

Notes to the Consolidated Financial Statements

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

2. Accounting Pronouncements

Recently Adopted Accounting Standards

Cloud Computing Arrangements

In August 2018, amendments to existing accounting guidance were issued to clarify the accounting for implementation costs related to cloud computing arrangements. The amendments specify that existing guidance for capitalizing implementation costs incurred to develop or obtain internal-use software also applies to capitalizing implementation costs incurred in a hosting arrangement that is a service contract. The guidance was applied prospectively on January 1, 2020, and did not have a material effect on the company’s consolidated financial statements.

Financial Assets

Amendments to existing guidance were issued in June 2016, followed by improvements and transition relief in 2018 and 2019, requiring financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Ball adopted this guidance and all related amendments on January 1, 2020, applying the modified retrospective method, and this adoption did not have a material effect on the company’s consolidated financial statements.

Pension and Fair Value Measurement Disclosures

In August 2018, amendments to existing disclosure requirements were issued to clarify the disclosures around defined benefit plans and fair value measurements. Ball adopted this guidance on January 1, 2020, and this adoption did not have a material effect on the company’s consolidated financial statements.

New Accounting Guidance

Income Tax Simplification

In December 2019, accounting guidance was issued to simplify the accounting for income taxes. The guidance is effective for Ball on January 1, 2021, and it will not have a material effect on the company’s consolidated financial statements.

Ball Corporation

Notes to the Consolidated Financial Statements

3. Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments outlined below. Effective January 1, 2020, the company implemented changes to its management and internal reporting structure for cost reduction and operational efficiency purposes. As a result of these changes, the company’s plants in Cairo, Egypt, and Manisa, Turkey, are now included in the beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA), segment. In addition, the company’s operations in India and Saudi Arabia are now combined with the former non-reportable beverage packaging, Asia Pacific, operating segment as a new non-reportable beverage packaging, other, operating segment. The company’s segment results and disclosures for comparative, historical periods have been retrospectively adjusted to conform to the current year presentation.

Beverage packaging, North and Central America: Consists of operations in the U.S., Canada and Mexico that manufacture and sell aluminum beverage containers throughout those countries.

Beverage packaging, EMEA: Consists of operations in numerous countries throughout Europe, including Russia, as well as Egypt and Turkey, that manufacture and sell aluminum beverage containers throughout those regions.

Beverage packaging, South America: Consists of operations in Brazil, Argentina, Paraguay and Chile that manufacture and sell aluminum beverage containers throughout most of South America.

Aerospace: Consists of operations that manufacture and sell aerospace and other related products and provide services used in the defense, civil space and commercial space industries.

As presented in the tables below, Other consists of a non-reportable operating segment (beverage packaging, other) that manufactures and sells aluminum beverage containers in India, Saudi Arabia and throughout the Asia Pacific region; a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers and aluminum slugs (aerosol packaging); a non-reportable operating segment that manufactures and sells aluminum cups (aluminum cups); undistributed corporate expenses; intercompany eliminations and other business activities.

The accounting policies of the segments are the same as those used in the consolidated financial statements, as discussed in Note 1. The company also has investments in operations in Guatemala, Panama, South Korea, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2020	2019	2018

U.S. Government	14%	13%	10%
Anheuser-Busch InBev and affiliates	13%	12%	13%
Coca-Cola Bottlers' Sales & Services Company LLC and affiliates	9%	9%	12%

Ball Corporation

Notes to the Consolidated Financial Statements

Summary of Net Sales by Geographic Area (a)

($ in millions)	U.S.	Brazil	Other	Consolidated

2020	$6,317	$1,295	$4,169	$11,781
2019	5,747	1,351	4,376	11,474
2018	5,783	1,380	4,472	11,635
(a)	Revenue is attributed based on origin of sale and includes intercompany eliminations.

Summary of Net Long-Lived Assets by Geographic Area (a)

($ in millions)	U.S.	Brazil	U.K.	Other	Consolidated

As of December 31, 2020	$2,819	$839	$766	$2,786	$7,210
As of December 31, 2019	2,024	750	626	2,655	6,055
(a)	Long-lived assets exclude goodwill and intangible assets.

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2020	2019	2018

Net sales
Beverage packaging, North and Central America	$5,076	$4,758	$4,626
Beverage packaging, EMEA	2,945	2,857	2,809
Beverage packaging, South America	1,695	1,670	1,701
Aerospace	1,741	1,479	1,196
Reportable segment sales	11,457	10,764	10,332
Other	324	710	1,303
Net sales	$11,781	$11,474	$11,635

Comparable operating earnings
Beverage packaging, North and Central America	$683	$555	$551
Beverage packaging, EMEA	354	351	328
Beverage packaging, South America	280	288	313
Aerospace	153	140	113
Reportable segment comparable operating earnings	1,470	1,334	1,305
Reconciling items
Other (a)	(55)	(3)	(15)
Business consolidation and other activities	(262)	(244)	(191)
Amortization of acquired Rexam intangibles	(150)	(155)	(164)
Earnings before interest and taxes	1,003	932	935
Interest expense	(275)	(317)	(301)
Debt refinancing and other costs	(41)	(7)	(1)
Total interest expense	(316)	(324)	(302)
Earnings before taxes	$687	$608	$633
(a)	Includes undistributed corporate expenses, net, of $58 million, $50 million and $84 million for the years ended December 2020, 2019 and 2018, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
($ in millions)	2020	2019	2018

Depreciation and amortization (a)
Beverage packaging, North and Central America	$184	$190	$184
Beverage packaging, EMEA	230	246	252
Beverage packaging, South America	142	136	131
Aerospace	53	43	33
Reportable segment depreciation and amortization	609	615	600
Other	59	63	102
Depreciation and amortization	$668	$678	$702

Capital expenditures
Beverage packaging, North and Central America	$367	$139	$322
Beverage packaging, EMEA	262	147	200
Beverage packaging, South America	159	150	106
Aerospace	174	96	130
Reportable segment capital expenditures	962	532	758
Other	151	66	58
Capital expenditures	$1,113	$598	$816

(a)	Includes amortization of acquired Rexam intangibles.

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

Argentina Steel Aerosol Business

In October 2019, the company sold its Argentina steel aerosol packaging business, which included facilities in Garin and San Luis, Argentina, and recorded a loss on disposal of $52 million, which included the write-off of cumulative translation adjustments of $45 million related to the Argentina business that had been previously recorded in accumulated other comprehensive income. The loss on disposal has been presented in business consolidation and other activities in the company’s consolidated statement of earnings.

Ball Corporation

Notes to the Consolidated Financial Statements

Beverage Packaging China

In September 2019, the company completed the sale of its metal beverage packaging business in China for upfront consideration of approximately $213 million, subject to customary closing adjustments, plus potential additional consideration related to the relocation of an existing facility in China in the coming years, the value of which was fully impaired in the first quarter of 2020, as described in Note 6. The upfront proceeds from this sale were received in the fourth quarter of 2019. The loss on disposal of $45 million was recorded in 2019 within business consolidation and other activities in the company’s consolidated statement of earnings.

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

Ball recorded a loss of $41 million upon completion of the sale. This loss was recorded in business consolidation and other activities in the company’s consolidated statement of earnings. In the first quarter of 2020, the shareholders of Ball Metalpack provided additional equity contributions and loans to Ball Metalpack, of which Ball's share was $30 million, which resulted in Ball recognizing previously unrecorded equity method losses associated with prior periods. Ball is under no obligation to provide additional equity contributions or loans to Ball Metalpack. Also in the first quarter of 2020, an additional loss on the sale of the business of $15 million was recognized in connection with a final adjustment to the selling price, which was recorded in business consolidation and other activities in the company’s consolidated statement of earnings.

5. Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

($ in millions)	Point in Time	Over Time	Total

2020	$2,223	$9,558	$11,781
2019	2,220	9,254	11,474
2018	2,634	9,001	11,635

The company did not have any contract assets at December 31, 2020, 2019, or 2018. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2018	$45	$8
Increase	42	1
Balance at December 31, 2019	87	9
Increase (decrease)	21	20
Balance at December 31, 2020	$108	$29

Ball Corporation

Notes to the Consolidated Financial Statements

During the year ended December 31, 2020, contract liabilities increased by $41 million, which is net of cash received of $489 million and amounts recognized as sales of $530 million, all of which related to current contract liabilities. The amount of sales recognized during the year ended December 31, 2020, that was included in the company’s opening contract liabilities balance was $87 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payment. Current contract liabilities are classified within other current liabilities on the consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized sales of $20 million and $15 million during the years ended December 31, 2020 and 2019, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of December 31, 2020	$1,353	$921	$2,274

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

6. Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges) income included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2020	2019	2018

Beverage packaging, North and Central America	$(5)	$(14)	$(6)
Beverage packaging, EMEA	(10)	(39)	(49)
Beverage packaging, South America	1	15	11
Other	(248)	(206)	(147)
	$(262)	$(244)	$(191)

2020

Beverage Packaging, North and Central America

During 2020, the company recorded charges of $5 million for individually insignificant activities in connection with previously announced closures of certain beverage can and end manufacturing facilities and other activities.

Ball Corporation

Notes to the Consolidated Financial Statements

Beverage Packaging, EMEA

During 2020, the company recorded charges of $10 million for individually insignificant activities in connection with previously announced plant closures, restructuring and other activities.

Beverage Packaging, South America

During 2020, the company recorded credits of $1 million for individually insignificant activities.

Other

During 2020, the company recorded the following amounts:

●	Non-cash settlement losses of $120 million related to the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined pension plans, which triggered settlement accounting. The settlement losses primarily reflect the recognition of aggregated unamortized actuarial losses in these U.S. pension plans.
●	A non-cash impairment charge of $62 million related to the goodwill of the new beverage packaging, other, operating segment. See Note 11 for further details.
●	A non-cash charge of $23 million resulting from the recent deterioration of China’s real estate market, which led the company to reduce the value of potential future consideration due as part of the sale of its China beverage packaging business. See Note 4 for further details.
●	Charges of $15 million resulting from an adjustment to the selling price of the company’s steel food and aerosol business.
●	A credit of $11 million related to the reversal of reserves against working capital recorded in the fourth quarter of 2019 in the new beverage packaging, other, segment, as previously at-risk balances were subsequently collected.
●	Charges of $6 million for long-term incentive and other compensation arrangements associated with the 2016 Rexam acquisition.
●	Charges of $33 million for individually insignificant activities.

2019

Beverage Packaging, North and Central America

During 2019, the company recorded charges of $8 million for revised estimates of charges recorded in prior periods in connection with the 2018 closures of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama.

Other income and charges in 2019 included $6 million of expense for individually insignificant activities.

Beverage Packaging, EMEA

During 2019, the company recorded charges of $26 million for asset impairments, accelerated depreciation and inventory impairments related to previously announced plant closures and restructuring activities.

Other charges in 2019 included $13 million of expense for individually insignificant activities.

Ball Corporation

Notes to the Consolidated Financial Statements

Beverage Packaging, South America

During 2019, the company recorded a $57 million gain related to indirect tax gain contingencies in Brazil as these amounts were determined to be estimable and realizable. The company’s Brazilian subsidiaries filed lawsuits in 2014 and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities because the tax base included a “tax on tax” component. See Note 22 for further details. The amounts recorded in business consolidation and other activities relate to periods prior to 2019. In the event other comparable cases are resolved and the amounts claimed become estimable and realizable, the company will record gains, which may result in material reimbursements to the company in future periods.

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

Other income and charges in 2018 included $12 million of expense for individually insignificant activities.

Beverage Packaging, EMEA

During 2018, the company recorded charges of $44 million for asset impairments, accelerated depreciation and inventory impairments related to previously announced plant closures and restructuring activities.

Other charges in 2018 included $5 million of expense for individually insignificant activities.

Ball Corporation

Notes to the Consolidated Financial Statements

Beverage Packaging, South America

During 2018, the company recorded an $18 million gain related to indirect tax contingencies in Brazil as these amounts were determined to have been realized. As referenced above, the company’s Brazilian subsidiaries filed lawsuits in 2014 and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities as a result of a tax on a tax being charged.

Other charges in 2018 included $7 million of expense for individually insignificant activities.

Other

During 2018, the company recorded the following amounts:

●	A $41 million loss on the sale of the U.S. steel food and steel aerosol packaging business.
●	A pension settlement loss of $36 million primarily related to the purchase of non-participating group annuity contracts to settle a portion of the projected pension benefit obligations in certain Ball U.S. defined benefit pension plans and to lump sums paid to certain retirees.
●	Charges of $23 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
●	Charges of $15 million for professional services and other costs associated with the sale of the U.S. steel food and steel aerosol packaging business and the proposed sale of the beverage packaging China business.
●	Charges of $32 million for individually insignificant activities.

7. Supplemental Cash Flow Statement Disclosures

	December 31,
($ in millions)	2020	2019

Beginning of period:
Cash and cash equivalents	$1,798	$721
Current restricted cash (included in other current assets)	8	7
Total cash, cash equivalents and restricted cash	$1,806	$728

End of period:
Cash and cash equivalents	$1,366	$1,798
Current restricted cash (included in other current assets)	15	8
Total cash, cash equivalents and restricted cash	$1,381	$1,806

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers but not yet remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to $409 million and $224 million at December 31, 2020 and 2019, respectively.

In connection with the sale of a business associated with the June 2016 acquisition of Rexam, the company provided indemnifications for uncertain tax positions associated with the business. During 2018, the company made payments of $45 million in relation to these liabilities and reported them within investing activities in the consolidated statement of cash flows.

Ball Corporation

Notes to the Consolidated Financial Statements

8. Receivables, Net

	December 31,
($ in millions)	2020	2019

Trade accounts receivable	$825	$647
Unbilled receivables	528	556
Less: allowance for doubtful accounts	(9)	(17)
Net trade accounts receivable	1,344	1,186
Other receivables	394	445
	$1,738	$1,631

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $232 million and $247 million at December 31, 2020 and 2019, respectively, and included $157 million and $164 million at December 31, 2020 and 2019, respectively, representing the recognized sales value of performance that was not yet billable to customers. The average length of the long-term contracts is approximately 3 years, and the average length remaining on those contracts at December 31, 2020, was one year. At December 31, 2020, $218 million of net accounts receivables is expected to be collected within the next year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

Other receivables include income and sales tax receivables, related party receivables and other miscellaneous receivables.

The company has entered into several regional uncommitted and committed accounts receivable factoring programs with various financial institutions for certain receivables of the company. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $1.6 billion and $1.4 billion at December 31, 2020 and 2019, respectively. A total of $232 million and $230 million were available for sale under these programs as of December 31, 2020 and 2019, respectively.

9. Inventories, Net

	December 31,
($ in millions)	2020	2019

Raw materials and supplies	$889	$808
Work-in-process and finished goods	557	548
Less: inventory reserves	(93)	(82)
	$1,353	$1,274

Ball Corporation

Notes to the Consolidated Financial Statements

10. Property, Plant and Equipment, Net

	December 31,
($ in millions)	2020	2019

Land	$163	$153
Buildings	1,653	1,433
Machinery and equipment	6,214	5,513
Construction-in-progress	883	434
	8,913	7,533
Accumulated depreciation	(3,562)	(3,063)
	$5,351	$4,470

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $488 million, $491 million and $498 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As discussed in Note 6, Ball recorded an impairment charge in 2019 related to its Saudi Arabian beverage packaging business (of which Ball owns 51 percent). The impairment charge was recorded in the fourth quarter of 2019 and was triggered by the loss of a major customer for this business in December 2019. The loss of volumes led management to perform impairment tests for long-lived assets and goodwill for the former reporting unit consisting of beverage packaging operations located in Africa, Middle East and Asia (beverage packaging, AMEA). The impairment reviews led to the recognition of non-cash impairment charges totaling $64 million, which primarily related to property, plant and equipment and intangible assets. This impairment charge was recorded in business consolidation and other activities in the company’s consolidated statement of earnings. The fair value of the impacted long-lived assets was estimated using an income approach.

11. Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2018	$1,275	$1,499	$1,299	$40	$362	$4,475
Opening balance sheet adjustments	—	—	(1)	—	—	(1)
Business dispositions	—	—	—	—	(52)	(52)
Effects of currency exchange	—	1	—	—	(4)	(3)
Balance at December 31, 2019	$1,275	$1,500	$1,298	$40	$306	$4,419
Additions	—	—	—	—	49	49
Goodwill impairment	—	—	—	—	(62)	(62)
Effects of currency exchange	—	73	—	—	5	78
Balance at December 31, 2020	$1,275	$1,573	$1,298	$40	$298	$4,484

Goodwill in the above table is presented net of accumulated impairment losses of $62 million as of December 31, 2020.

As discussed in Note 4, Ball acquired the share capital of Tubex Industria E Comercio Embalagens Ltda, an aluminum aerosol packaging business in Brazil, in the third quarter of 2020 and recorded $49 million to goodwill based on preliminary estimates of the fair values of assets and liabilities acquired with the business.

Ball Corporation

Notes to the Consolidated Financial Statements

As discussed in Note 3, effective January 1, 2020, Ball changed how its former beverage packaging, AMEA, operating segment and beverage packaging operations located in Asia Pacific are managed and reported. These former operating segments had goodwill balances of $102 million and $27 million, respectively, as of December 31, 2019. As shown in the table above, goodwill by segment has been retrospectively adjusted to conform to the current year segment presentation. Using a relative fair value allocation approach, goodwill of $67 million was allocated to the beverage packaging, EMEA, reportable segment and $62 million of goodwill was allocated to the beverage packaging, other, operating segment.

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

12. Intangible Assets, Net

	December 31,
($ in millions)	2020	2019

Acquired Rexam customer relationships and other Rexam intangibles (net of accumulated amortization of $729 million at December 31, 2020, and $567 million at December 31, 2019)	$1,785	$1,909
Capitalized software (net of accumulated amortization of $196 million at December 31, 2020, and $170 million at December 31, 2019)	69	69
Other intangibles (net of accumulated amortization of $124 million at December 31, 2020, and $116 million at December 31, 2019)	29	24
	$1,883	$2,002

Total amortization expense of intangible assets amounted to $180 million, $187 million and $204 million for the years ended December 31, 2020, 2019 and 2018, respectively, including $150 million in 2020, $155 million in 2019 and $164 million in 2018 of amortization expense related to the acquired intangible assets from Rexam. Based on intangible asset values and currency exchange rates as of December 31, 2020, total annual intangible asset amortization expense is expected to be $182 million, $177 million, $169 million, $164 million and $161 million for the years ending December 31, 2021 through 2025, respectively, and approximately $1 billion combined for all years thereafter.

Ball recorded an impairment charge in 2019 related to certain intangible assets of its Saudi Arabian beverage packaging business. See Notes 6 and 10 for further details.

Ball Corporation

Notes to the Consolidated Financial Statements

13. Other Assets

	December 31,
($ in millions)	2020	2019

Long-term pension assets	$562	$437
Investments in affiliates	321	291
Right-of-use operating lease assets	302	239
Long-term deferred tax assets	227	241
Other	447	377
	$1,859	$1,585

Investments in affiliates primarily includes the company’s 40 percent ownership interest in an entity in South Korea, a 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam and ownership interests of 50 percent and 49 percent in entities in the U.S.

As disclosed in Note 4, in the first quarter of 2020, the shareholders of Ball Metalpack provided additional equity contributions and loans to Ball Metalpack, of which Ball's share was $30 million, which resulted in Ball recognizing this same level of previously unrecorded equity method losses associated with prior periods. These losses are presented in equity in results of affiliates, net of tax, in the company’s consolidated statement of earnings. Ball is under no obligation to provide additional equity contributions or loans to Ball Metalpack.

See Notes 14, 16 and 17 for further details related to the company’s long-term right-of-use operating lease assets, deferred tax assets and pension assets, respectively.

14. Leases

The components of lease expense were as follows:

	December 31,
($ in millions)	2020	2019

Operating lease expense	$(75)	$(67)
Financing lease expense	(1)	—
Variable lease expense	(16)	(10)
Sublease income	2	3
Net lease expense	$(90)	$(74)

Supplemental cash flow information related to leases was as follows:

	December 31,
($ in millions)	2020	2019

Cash paid for amounts included in the measurements of lease liabilities:
Operating cash outflows for operating leases	$(71)	$(62)
Financing cash outflows for finance leases	(1)	—

ROU assets obtained in exchange for:
Operating lease obligations	97	35

Ball Corporation

Notes to the Consolidated Financial Statements

Finance lease obligations	12	—

Supplemental balance sheet information related to leases was as follows:

		December 31,
($ in millions)	Balance Sheet Location	2020	2019

Operating leases:
Operating lease ROU asset	Other assets	$302	$239
Current operating lease liabilities	Other current liabilities	63	58
Noncurrent operating lease liabilities	Other liabilities	232	181
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	$11	$—
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	—
Noncurrent finance lease liabilities	Long-term debt	10	—

Weighted average remaining lease term and weighted average discount rate for the company’s leases were as follows:

	December 31,
	2020	2019

Weighted average remaining lease term in years:
Operating leases	11	10
Finance leases	7	—
Weighted average discount rate:
Operating leases	4.0%	4.3%
Finance leases	3.0%	—%

Maturities of lease liabilities are as follows:

($ in millions)	Operating Leases	Finance Leases

2021	$64	$2
2022	55	2
2023	45	2
2024	34	2
2025	25	2
Thereafter	134	3
Future value of lease liabilities	357	13
Less: Imputed interest	(62)	(1)
Present value of lease liabilities	$295	$12

As of December 31, 2020, the company has leases for manufacturing equipment and a warehouse that have not yet commenced. The leases will commence in early 2021 with lease terms of 10 years.

Ball Corporation

Notes to the Consolidated Financial Statements

15. Debt and Interest Costs

Long-term debt and interest rates in effect consisted of the following:

	December 31,
($ in millions)	2020	2019

Senior Notes
4.375% due December 2020	$—	$1,000
3.50%, euro denominated, due December 2020	—	449
5.00% due March 2022	748	750
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	855	785
0.875%, euro denominated, due March 2024	916	841
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	672	617
2.875%, due August 2030	1,300	—
Senior Credit Facility (at variable rates)
Term A loan, due March 2024 (1.40% - 2020; 3.94% - 2019)	593	653
Finance lease obligations	12	—
Other (including debt issuance costs)	(60)	(54)
	7,786	7,791
Less: Current portion	(3)	(1,454)
	$7,783	$6,337

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in March 2024. The revolving facilities provide the company with up to the U.S. dollar equivalent of $1.75 billion. At December 31, 2020, taking into account outstanding letters of credit, $1.7 billion was available under these revolving credit facilities. In addition to these facilities, the company had $1 billion of short-term uncommitted credit facilities available at December 31, 2020, of which $14 million was outstanding and due on demand. At December 31, 2019, the company had $26 million outstanding under short-term uncommitted credit facilities. The weighted average interest rate of the outstanding short-term facilities was 5.45 percent at December 31, 2020, and 5.99 percent at December 31, 2019.

In the third quarter of 2020, Ball issued $1.3 billion of 2.875% senior notes due August 2030. In the first quarter of 2020, Ball redeemed the outstanding euro-denominated 3.50% senior notes due in 2020 in the amount of €400 million and the outstanding 4.375% senior notes due in 2020 in the amount of $1 billion. The company recorded debt refinancing and other costs of $41 million in 2020.

The fair value of Ball’s long-term debt was estimated to be $8.3 billion at both December 31, 2020 and 2019, compared to its carrying value of $7.8 billion in both years. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt, based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2020, have maturities (excluding unamortized debt issuance costs of $67 million) of $3 million, $751 million, $1.86 billion, $1.5 billion and $1 billion in the years ending 2021 through 2025, respectively, and $2.7 billion thereafter.

Letters of credit outstanding at December 31, 2020 and 2019, were $43 million and $37 million, respectively.

Interest payments were $332 million, $331 million and $304 million in 2020, 2019 and 2018, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of its material subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of these notes and credit facilities, are coterminous with the terms of the respective note indentures and would require performance upon certain events of default referenced in the respective guarantees. Note 23 provides further details about the company’s debt guarantees of the company’s senior notes and the subsidiaries that guarantee the notes (the obligor group).

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. In August 2020, Ball amended certain of its credit agreements which, among other things, modified the most restrictive of the company’s debt covenants. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 5.0 times at December 31, 2020, which will change to 4.5 times as of December 31, 2022. The company was in compliance with all loan agreements and debt covenants at December 31, 2020 and 2019, and it has met all debt payment obligations.

16. Taxes on Income

The amount of earnings (loss) before income taxes is:

	Years Ended December 31,
($ in millions)	2020	2019	2018

U.S.	$196	$224	$193
Foreign	491	384	440
	$687	$608	$633

The provision (benefit) for income tax expense is:

	Years Ended December 31,
($ in millions)	2020	2019	2018

Current
U.S.	$(33)	$(1)	$30
State and local	3	7	5
Foreign	112	110	115
Total current	82	116	150

Deferred
U.S.	(44)	(26)	21
State and local	(5)	(1)	9
Foreign	66	(18)	5
Total deferred	17	(45)	35
Tax provision (benefit)	$99	$71	$185

Ball Corporation

Notes to the Consolidated Financial Statements

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2020	2019	2018

Statutory U.S. federal income tax	$144	$128	$133
Increase (decrease) due to:
Foreign tax rate differences including tax holidays	2	(11)	(11)
Foreign tax law and rate changes	18	—	—
U.S. tax reform (a)	(9)	—	(45)
Foreign exchange loss on revaluation of Brazilian deferred tax balances	23	4	26
Global intangible low-taxed income (GILTI)	2	12	15
Permanent differences on business dispositions or impairments	20	(3)	56
U.S. state and local taxes, net	(2)	4	13
U.S. taxes on foreign earnings, net of tax deductions and credits	5	(6)	(9)
U.S. research and development tax credits	(39)	(10)	(7)
Uncertain tax positions, including interest	(14)	(19)	(1)
Change in valuation allowances	17	24	31
Equity compensation related impacts	(47)	(43)	(14)
U.S. CARES Act	(16)	—	—
Other, net	(5)	(9)	(2)
Provision (benefit) for taxes	$99	$71	$185
Effective tax rate expressed as a percentage of pretax earnings	14.4%	11.7%	29.2%
(a)	Includes adjustments required to record the final impact of the implications of the U.S. Tax Cuts and Jobs Act signed into law in 2017.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the Act) was signed into law. The Act significantly changed U.S. income tax law by, among other things, reducing the U.S. federal income tax rate from 35 percent to 21 percent, transitioning from a global tax system to a modified territorial tax system, eliminating the domestic manufacturing deduction, providing for immediate expensing of certain qualified capital expenditures and limiting the tax deductions for interest expense and executive compensation. During 2018, tax expense was decreased by $45 million for the required final adjustments related to the Act. During 2020, tax expense was decreased by $9 million for the impact of regulatory guidance issued during 2020 related to the Act.

The company generally intends to limit distributions from non-U.S. subsidiaries to earnings previously taxed in the U.S., primarily as a result of the transition tax or tax on GILTI incurred pursuant to the Act. As of December 31, 2020, the company has $2.1 billion of adjusted retained earnings in non-U.S. subsidiaries. Of these undistributed earnings, $379 million were previously subjected to U.S. federal income tax. The company has accrued approximately $64 million for estimated foreign withholding taxes on portions of the foreign earnings that are not indefinitely reinvested. The company has not provided deferred taxes on any other outside basis differences in our investments in other non-U.S. subsidiaries as these other outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to any of these other outside basis differences is not practicable.

Ball Corporation

Notes to the Consolidated Financial Statements

Ball’s Serbian subsidiary was granted tax relief equal to 80 percent of local investments over a ten-year period that will expire in 2022. The tax relief may be used to offset tax on earnings and has $6 million remaining as of December 31, 2020. Ball’s Polish subsidiary was granted a tax holiday in 2014 based on new capital investment. The holiday provides up to $34 million of tax relief over a ten-year period of which $28 million remained as of December 31, 2020. Several of Ball’s Brazilian subsidiaries benefit from various tax holidays with expiration dates ranging from 2022 to 2030. These tax holidays reduced income tax by $72 million or $0.22 per share, $62 million or $0.19 per share and $63 million or $0.18 per share for 2020, 2019 and 2018, respectively.

Net income tax payments were $157 million, $128 million and $143 million in 2020, 2019 and 2018, respectively.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2020	2019

Deferred tax assets:
Deferred compensation	$109	$90
Accrued employee benefits	84	93
Accrued pensions	201	190
Net operating losses, foreign tax credits and other tax attributes	440	408
Deferred interest	83	54
Other	212	216
Total deferred tax assets	1,129	1,051
Valuation allowance	(264)	(244)
Net deferred tax assets	865	807
Deferred tax liabilities:
Property, plant and equipment	(399)	(330)
Goodwill and other intangible assets	(570)	(586)
Pension assets	(106)	(74)
Tax on undistributed foreign earnings	(64)	(44)
Other	(133)	(93)
Total deferred tax liabilities	(1,272)	(1,127)
Net deferred tax asset (liability)	$(407)	$(320)

The net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

	December 31,
($ in millions)	2020	2019

Other assets	$227	$241
Deferred taxes	(634)	(561)
Net deferred tax asset (liability)	$(407)	$(320)

At December 31, 2020, Ball has recorded deferred tax assets related to foreign net operating and capital loss carryforwards of $218 million, U.S. foreign tax and research and development tax credit carryforwards of $177 million and state net operating loss, capital loss and tax credit carryforwards of $45 million. These attributes are spread across the regions in which the company operates, including Europe, North and Central America, Asia and South America, and generally have expiration periods beginning in 2021 to indefinite, with the largest portion carried forward indefinitely. Each has been assessed for realization as of December 31, 2020.

Ball Corporation

Notes to the Consolidated Financial Statements

In 2020, the company’s overall valuation allowances increased by a net $20 million. The increase to the valuation allowance was primarily due to nondeductible U.K. interest expense and operating losses incurred primarily in various U.S. state and foreign jurisdictions, none of which are expected to be utilized in future periods. Ball’s 2020 effective tax rate was impacted by $17 million of the net change in the valuation allowance.

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

A roll forward of the company’s unrecognized tax benefits, as included in other noncurrent liabilities, related to uncertain income tax positions at December 31 follows:

($ in millions)	2020	2019	2018

Balance at January 1	$63	$80	$84
Additions based on tax positions related to the current year	1	—	14
Reductions for tax positions from prior years	—	—	(4)
Reductions due to lapse of statute of limitations	(12)	(16)	(10)
Effect of foreign currency exchange rates	3	(1)	(4)
Balance at December 31	$55	$63	$80

The annual provisions for income taxes included a tax benefit related to uncertain tax positions, including interest and penalties, of $14 million in 2020, $19 million in 2019 and $1 million in 2018.

At December 31, 2020, the amounts of unrecognized tax benefits that, if recognized, would reduce tax expense were $64 million, inclusive of interest, penalties and the federal impact of U.S. state items. The company and its subsidiaries file income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2014. With a few exceptions, the company is no longer subject to examination by state and local tax authorities for years prior to 2014. The company’s significant non-U.S. filings are in Germany, France, the U.K., Spain, the Netherlands, Poland, Serbia, Switzerland, Sweden, Russia, Turkey, Egypt, Saudi Arabia, Canada, Brazil, the Czech Republic, Mexico, Chile and Argentina. The company’s foreign statutes of limitations are generally open for years after 2013. At December 31, 2020, the company is either under examination or has been notified of a pending examination by tax authorities in the U.S., Austria, Brazil, Germany, the U.K., the Netherlands, France, Ireland, Hong Kong, Saudi Arabia, Serbia, Switzerland, India, Egypt, Brazil and various U.S. states.

Due primarily to potential expiration of certain statutes of limitations, it is reasonably possible that a decrease in the range of $17 million to $23 million in the total amount of unrecognized tax benefits may occur within the coming year, all of which would reduce income tax expense.

Ball Corporation

Notes to the Consolidated Financial Statements

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $2 million of tax benefit, $3 million of tax benefit and $1 million of tax benefit in 2020, 2019 and 2018, respectively, for potential interest on these items. At December 31, 2020, 2019 and 2018, the accrual for uncertain tax positions included potential interest expense of $6 million for each year. The company has accrued penalties of $4 million in 2020, $6 million in 2019 and $9 million in 2018.

17. Employee Benefit Obligations

	December 31,
($ in millions)	2020	2019

Underfunded defined benefit pension liabilities	$955	$918
Less: Current portion	(24)	(24)
Long-term defined benefit pension liabilities	931	894
Long-term retiree medical liabilities	156	156
Deferred compensation plans	439	362
Other	87	74
	$1,613	$1,486

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

In October 2018, the U.K. High Court passed a judgment that certain pension calculations needed to be adjusted to comply with gender discrimination legislation. The Ball U.K. Pension Plan was affected by this judgment, the effect of which was an increase in the pension obligation, which reduced the over-funded position by $52 million. An additional ruling was made by the U.K. High Court in 2020 that extended the 2018 judgment to cover certain former employees who had transferred out of pension plans. This latest ruling increased the Ball U.K. Pension Plan obligation by $5 million, reducing the over-funded position of the plan by the same amount. These adjustments were accounted for as prior service costs and were initially recorded in accumulated other comprehensive earnings (loss), to be amortized to the consolidated statement of earnings over the average life expectancy of plan participants.

Ball Corporation

Notes to the Consolidated Financial Statements

Defined Benefit Pension Plans

Amounts recognized in the consolidated balance sheets for the funded status of the company’s defined benefit pension plans consisted of:

	December 31,
	2020			2019
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Long-term pension asset	$—	$562	$562	$—	$437	$437
Defined benefit pension liabilities (a)	(667)	(288)	(955)	(647)	(271)	(918)
Funded status	$(667)	$274	$(393)	$(647)	$166	$(481)
(a)	Included is an unfunded, non-qualified U.S. plan obligation of $34 million at December 31, 2020, that has been annuitized with a corresponding asset of $28 million ($3 million in other current assets and $25 million in other assets). At December 31, 2019, the unfunded non-qualified U.S. plan obligation of $32 million was annuitized with a corresponding asset of $27 million ($3 million in other current assets and $24 million in other assets).

Ball Corporation

Notes to the Consolidated Financial Statements

An analysis of the change in benefit accounts for 2020 and 2019 follows:

	December 31,
	2020				2019
($ in millions)	U.S.		Foreign	Total	U.S.	Foreign		Total

Change in projected benefit obligation:
Benefit obligation at prior year end	$2,849		$3,348	$6,197	$2,579	$2,991		$5,570
Service cost	64		13	77	50	11		61
Interest cost	72		56	128	101	72		173
Benefits paid	(163)		(263)	(426)	(205)	(191)		(396)
Net actuarial (gains) losses	320		194	514	324	391		715
Curtailments and settlements including special termination benefits	(392)	(a)	—	(392)	—	(34)	(a)	(34)
Plan amendments	1		5	6	—	—		—
Other	1		1	2	—	1		1
Effect of exchange rates	—		125	125	—	107		107
Benefit obligation at year end	2,752		3,479	6,231	2,849	3,348		6,197
Change in plan assets:
Fair value of assets at prior year end	2,202		3,514	5,716	1,901	3,274		5,175
Actual return on plan assets	322		360	682	313	311		624
Employer contributions	77		2	79	188	4		192
Contributions to unfunded plans	6		18	24	6	18		24
Benefits paid	(163)		(263)	(426)	(205)	(191)		(396)
Curtailments and settlements including special termination benefits	(359)	(a)	—	(359)	—	(34)	(a)	(34)
Other	—		1	1	(1)	1		—
Effect of exchange rates	—		121	121	—	131		131
Fair value of assets at end of year	2,085		3,753	5,838	2,202	3,514		5,716
Funded status	$(667)		$274	$(393)	$(647)	$166		$(481)
(a)	Includes the purchase of non-participating group annuity contracts and term-vested lump sum payments discussed below.

The company’s German, Swedish and certain U.S. plans are unfunded and the liabilities are included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants.

Amounts recognized in accumulated other comprehensive earnings (loss), including other postemployment benefits, consisted of:

	December 31,
	2020			2019
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial (loss) gain	$(625)	$57	$(568)	$(683)	$(31)	$(714)
Net prior service (cost) credit	15	(54)	(39)	15	(49)	(34)
Tax effect and currency exchange rates	162	(21)	141	174	16	190
	$(448)	$(18)	$(466)	$(494)	$(64)	$(558)

Ball Corporation

Notes to the Consolidated Financial Statements

Net actuarial losses decreased by $146 million during 2020, principally resulting from the effects of settlement accounting in the U.S., wherein deferred losses were released into the consolidated statement of earnings, and higher-than-expected returns on pension plan assets, as fixed income investments performed strongly and equity values rose during the year. These factors were partially offset by higher pension liabilities as discount rates decreased significantly in the U.K. and U.S.

The accumulated benefit obligation for all U.S. defined benefit pension plans was $2,643 million and $2,769 million at December 31, 2020 and 2019, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $3,476 million and $3,345 million at December 31, 2020 and 2019, respectively. Following is the information for defined benefit plans with a projected benefit obligation, or an accumulated benefit obligation, in excess of plan assets:

	December 31,
	2020			2019
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Projected benefit obligation	$2,752	$356	$3,108	$2,849	$328	$3,177
Accumulated benefit obligation	2,643	353	2,996	2,769	324	3,093
Fair value of plan assets (a)	2,085	68	2,153	2,202	57	2,259
(a)	The German, Swedish and certain U.S. plans are unfunded and, therefore, there is no fair value of plan assets associated with these plans.

Components of net periodic benefit cost were as follows:

	Years Ended December 31,
	2020			2019			2018
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$64	$13	$77	$50	$11	$61	$51	$14	$65
Interest cost	72	56	128	101	72	173	99	72	171
Expected return on plan assets	(119)	(85)	(204)	(116)	(109)	(225)	(108)	(108)	(216)
Amortization of prior service cost	2	2	4	1	3	4	2	—	2
Recognized net actuarial loss	40	5	45	22	4	26	33	5	38
Settlement losses	120	—	120	—	8	8	36	—	36
Net periodic benefit cost for Ball sponsored plans	179	(9)	170	58	(11)	47	113	(17)	96
Net periodic benefit cost for multi-employer plans	1	—	1	1	—	1	2	—	2
Total net periodic benefit cost	$180	$(9)	$171	$59	$(11)	$48	$115	$(17)	$98

Ball completed the purchase of non-participating group annuity contracts that were transferred to an insurance company for a portion of the company’s U.S. pension benefit obligations in 2020 and 2018 and for the entirety of the company’s Canadian pension benefit obligations in 2019, totaling approximately $245 million in 2020, $32 million in 2019 and $176 million in 2018. The purchase of the annuity contracts triggered settlement accounting in each year. In addition to regular lump sum payments made each year, Ball also undertook a terminated vested buy-out exercise in 2020 for a portion of the company’s U.S. pension obligations, reducing the obligations by $147 million. These transactions resulted in the recognition of settlement losses recorded in business consolidation and other activities of $120 million in 2020, $8 million in 2019 and $36 million in 2018. The company’s pension obligations were remeasured during 2020 and 2018 for the impacted U.S. plans.

Ball Corporation

Notes to the Consolidated Financial Statements

Non-service pension income of $27 million in 2020, $22 million in 2019 and $5 million in 2018, is included in selling, general, and administrative (SG&A) expenses.

Contributions to the company’s defined benefit pension plans are expected to be approximately $185 million in 2021, of which $157 million was paid in January 2021. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to the plans are expected to be approximately $337 million, $336 million, $339 million, $344 million and $347 million for the years ending December 31, 2021 through 2025, respectively, and approximately $1.8 billion in total for the years ending December 31, 2026 through 2030.

Weighted average assumptions used to determine benefit obligations for the company’s significant U.S. plans at December 31 were as follows:

	U.S.
	2020	2019	2018
Discount rate	2.49%	3.35%	4.41%
Rate of compensation increase	4.05%	4.03%	4.02%

Weighted average assumptions used to determine benefit obligations for the company’s significant European plans at December 31 were as follows:

	U.K.			Germany
	2020	2019	2018	2020	2019	2018
Discount rate	1.39%	2.07%	2.90%	0.80%	1.11%	1.74%
Rate of compensation increase	3.50%	3.50%	3.50%	2.50%	2.50%	2.50%
Pension increase	3.19%	3.22%	3.45%	1.50%	1.50%	1.50%

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant U.S. plans for the years ended December 31 were as follows:

	U.S.
	2020	2019	2018
Discount rate	3.35%	4.41%	3.72%
Rate of compensation increase	4.03%	4.02%	4.15%
Expected long-term rate of return on assets	6.00%	5.58%	5.14%

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant European plans for the years ended December 31 were as follows:

	U.K.			Germany
	2020	2019	2018	2020	2019	2018
Discount rate	2.07%	2.90%	2.55%	1.11%	1.74%	1.68%
Rate of compensation increase	3.50%	3.50%	4.41%	2.50%	2.50%	2.50%
Pension increase	3.22%	3.45%	3.41%	1.50%	1.50%	1.50%
Expected long-term rate of return on assets	2.57%	3.40%	3.05%	N/A	N/A	N/A

The discount and compensation increase rates used above to determine the December 31, 2020, benefit obligations will be used to determine net periodic benefit cost for 2021. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $14 million increase in 2021 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in a negligible change to pension expense in 2021.

Ball Corporation

Notes to the Consolidated Financial Statements

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

Actual results may differ from the company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. In 2020, the company recorded pension expense of $170 million for Ball-sponsored plans, including $120 million of settlement charges, and the company currently expects its 2021 pension expense to be $54 million, using foreign currency exchange rates in effect at December 31, 2020. The expected increase in pension expense, excluding settlement charges, is primarily the result of increased service cost from growth in employee numbers and higher amortization of actuarial losses.

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market-related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market-related value of plan assets used to calculate the expected return was $5,573 million for 2020, $5,375 million for 2019 and $6,052 million for 2018.

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

Target asset allocations are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Following are the target asset allocations established as of December 31, 2020:

	U.S.	U.K.

Cash and cash equivalents	—%	60-100	%(a)
Equity securities	26-54%	0-15%
Fixed income securities	24-58%	60-100	%(a)
Alternative investments	5-19%	0-5%
(a)	The combined target allocation for fixed income securities and cash and cash equivalents is 60 to 100 percent.

Ball Corporation

Notes to the Consolidated Financial Statements

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2020	2019
Cash and cash equivalents	1%	2%
Equity securities	17%	17%
Fixed income securities	79%	79%
Alternative investments	3%	2%
	100%	100%

Fair Value Measurements of Pension Plan Assets

Following is a description of the valuation methodologies used for pension assets measured at fair value:

Cash and cash equivalents: Consist of cash on deposit with brokers and short-term U.S. Treasury money market funds with a maturity of less than 90 days, and such amounts are shown net of receivables and payables for securities traded at period end but not yet settled. All cash and cash equivalents are stated at cost, which approximates fair value.

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

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of pension assets and liabilities and their placement within the fair value hierarchy levels. The fair value hierarchy levels assigned to the company’s defined benefit plan assets are summarized in the tables below:

	December 31, 2020
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$23	$23
U.S. government, agency and asset-backed securities:
Municipal bonds	—	24	24
Treasury bonds	53	—	53
Other	—	6	6
Foreign government bonds	—	19	19
Corporate bonds and notes:
Basic materials	—	17	17
Communications	—	113	113
Consumer discretionary	—	88	88
Consumer staples	—	53	53
Energy	—	114	114
Financials	—	145	145
Healthcare	—	30	30
Industrials	—	41	41
Information technology	—	25	25
Private placement	—	1	1
Utilities	—	56	56
Other	—	51	51
Total level 1 and level 2	$53	$806	859
Other investments measured at net asset value (a)			1,226
Total assets			$2,085
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31, 2019
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$99	$99
Corporate equity securities:
Consumer discretionary	83	—	83
Financials	64	—	64
Healthcare	63	—	63
Industrials	76	—	76
Information technology	111	—	111
Utilities	48	—	48
Other	18	—	18
U.S. government, agency and asset-backed securities:
FHLMC mortgage backed securities	—	42	42
FNMA mortgage backed securities	—	73	73
Municipal bonds	—	27	27
Treasury bonds	69	—	69
Other	—	45	45
Corporate bonds and notes:
Communications	—	79	79
Consumer discretionary	—	99	99
Consumer staples	—	100	100
Financials	—	261	261
Healthcare	—	91	91
Industrials	—	101	101
Information technology	—	78	78
Oil and gas	—	91	91
Private placement	—	62	62
Utilities	—	101	101
Other	—	50	50
Commingled funds	22	81	103
Total level 1 and level 2	$554	$1,480	2,034
Other investments measured at net asset value (a)			168
Total assets			$2,202
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented within this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31,
($ in millions)	2020	2019

U.K. pension assets, at fair value:
Cash and cash equivalents	$44	$40
Equity commingled funds	24	162
U.K. government bonds	2,572	2,576
Other	39	28
Total level 1	2,679	2,806
Level 2: Investment funds - corporate bonds	904	478
Other investments measured at net asset value (a)	102	173
Total assets	$3,685	$3,457
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Other Postretirement Benefits

The company sponsors postretirement health care and life insurance plans for certain U.S. and Canadian employees. Employees may also qualify for long-term disability, medical and life insurance continuation and other postemployment benefits upon termination of active employment prior to retirement. All of the Ball-sponsored postretirement health care and life insurance plans are unfunded and, with the exception of life insurance benefits, are self-insured. The benefit obligation associated with these plans was $170 million and $171 million as of December 31, 2020 and 2019, respectively, including current portions of $14 million and $15 million, respectively. Net periodic cost associated with these plans was income of $3 million, $3 million and $2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Weighted average assumptions used to determine benefit obligations for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2020	2019	2018	2020	2019	2018
Discount rate	2.39%	3.24%	4.35%	2.25%	3.00%	3.50%
Rate of compensation increase (a)	4.50%	4.50%	4.50%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

Weighted average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2020	2019	2018	2020	2019	2018
Discount rate	3.24%	4.35%	3.64%	3.00%	3.50%	3.25%
Rate of compensation increase (a)	4.50%	4.50%	4.50%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

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

18. Shareholders’ Equity

At December 31, 2020, the company had 1.1 billion shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

Under its ongoing share repurchase program, the company repurchased $75 million, $945 million and $711 million of its shares, net of issuances, during the years ended December 31, 2020, 2019, and 2018, respectively. The 2019 amount included shares repurchased under accelerated share repurchase agreements with third-party financial institutions. On January 23, 2019, the Board authorized the repurchase by the company of up to a total of 50 million shares. This repurchase authorization replaced all previous authorizations.

In April 2019, the company’s Board of Directors increased the quarterly cash dividend by 50 percent to 15 cents per share.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2018	$(504)	$(277)	$(54)	$(835)
Other comprehensive earnings (loss) before reclassifications	119	(223)	67	(37)
Amounts reclassified from accumulated other comprehensive earnings (loss) into earnings	—	18	(22)	(4)
Currency translation recognized in earnings from the sale of the Argentina steel aerosol business	45	—	—	45
Stranded tax effects reclassified into retained earnings	—	(76)	(3)	(79)
Balance at December 31, 2019	(340)	(558)	(12)	(910)
Other comprehensive earnings (loss) before reclassifications	(215)	(29)	(4)	(248)
Amounts reclassified from accumulated other comprehensive earnings (loss) into earnings	—	121	83	204
Balance at December 31, 2020	$(555)	$(466)	$67	$(954)

Ball Corporation

Notes to the Consolidated Financial Statements

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Years Ended December 31,
($ in millions)	2020	2019	2018

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$22	$18	$1
Commodity contracts recorded in cost of sales	(65)	(45)	54
Currency exchange contracts recorded in selling, general and administrative	(54)	7	1
Cross-currency swaps recorded in selling, general and administrative	(2)	35	49
Interest rate contracts recorded in interest expense	(8)	13	14
Total before tax effect	(107)	28	119
Tax benefit (expense) on amounts reclassified into earnings	24	(6)	(27)
Recognized gain (loss), net of tax	$(83)	$22	$92

Amortization of pension and other postretirement benefits: (a)
Prior service income (expense)	$(2)	$(2)	$(1)
Actuarial gains (losses)	(39)	(14)	(32)
Effect of pension settlements	(120)	(8)	(36)
Total before tax effect	(161)	(24)	(69)
Tax benefit (expense) on amounts reclassified into earnings	40	6	17
Recognized gain (loss), net of tax	$(121)	$(18)	$(52)
(a)	These components include the computation of net periodic benefit cost detailed in Note 17.

19. Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock on the date of grant. In the case of stock options, payment must be made by the employee at the time of exercise in cash or with shares of stock owned by the employee, which are valued at fair market value on the date exercised. For SSARs, the employee receives the share equivalent of the difference between the fair market value on the date exercised and the exercise price of the SSARs exercised. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of outstanding stock option and SSAR activity for the year ended December 31, 2020, follows:

	Number of	Weighted Average
	Shares	Exercise Price
Beginning of year	12,385,460	$32.41
Granted	1,314,262	72.59
Exercised	(3,491,317)	23.93
Canceled/forfeited	(95,009)	49.47
End of period	10,113,396	40.40

Vested and exercisable, end of year	6,302,299	$32.22
Reserved for future grants	17,054,077

Ball Corporation

Notes to the Consolidated Financial Statements

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2020, was 5.8 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $534 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2020, was 4.6 years and the aggregate intrinsic value was $384 million. The company received $38 million, $41 million and $29 million from options exercised during 2020, 2019 and 2018, respectively, and the intrinsic value associated with these exercises was $230 million, $61 million and $30 million for the same periods, respectively. The excess tax benefit associated with the company’s stock compensation programs was $46 million for 2020, and was reported as a discrete item in the consolidated tax provision. The total fair value of options and SSARs vested during 2020, 2019 and 2018 was $17 million, $16 million and $16 million, respectively.

These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in 2020, 2019 and 2018 have estimated weighted average fair values at the date of grant of $15.36 per share, $12.26 per share and $9.07 per share, respectively. The actual value that an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance that the value realized by an employee will equal the fair value estimated at the grant date. The fair values were estimated using the following weighted average assumptions:

	2020 Grants		2019 Grants		2018 Grants

Expected dividend yield	0.83%		0.79%		1.03%
Expected stock price volatility	20.84%		20.36%		21.98%
Risk-free interest rate	1.47%		2.59%		2.47%
Expected life of options (in years)	6.40	years	6.40	years	6.10	years

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

Following is a summary of restricted stock activity for the year ended December 31, 2020:

		Weighted
	Number of	Average
	Shares/Units	Grant Price

Beginning of year	2,438,736	$37.73
Granted	531,908	51.46
Vested	(1,619,312)	38.22
Canceled/forfeited	(83,380)	39.17
End of year	1,267,952	$42.78

The company’s Board of Directors has granted performance contingent restricted stock units (PC-RSUs) to key employees. These PC-RSUs vest three years from the date of grant, and the number of shares available at the vesting date is based on the company’s increase in economic valued added (EVA®) dollars compared to the EVA® dollars generated in the calendar year prior to the grant, ranging from zero to 200 percent of each participant’s assigned award opportunity. If the minimum performance goals are not met, the shares will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. The expense associated with these performance-contingent grants recognized in selling, general and administrative expenses totaled $12 million in 2020, $5 million in 2019, and $21 million in 2018.

Ball Corporation

Notes to the Consolidated Financial Statements

During 2017, the company’s Board of Directors granted 1.1 million PC-RSUs (on a post-stock split basis) to employees related to the Special Acquisition-Related Incentive Plan (SAIP). These awards vested in January 2020 based on the company’s achievement of cumulative EVA® and cash flow performance goals. The expense associated with these performance-contingent grants, as recognized in business consolidation and other activities, totaled $6 million in 2020, $6 million in 2019 and $23 million in 2018.

For the years ended December 31, 2020, 2019 and 2018, the company recognized pretax expense of $43 million ($37 million after tax), $37 million ($33 million after tax) and $75 million ($61 million after tax), respectively, for all of its share-based compensation arrangements. At December 31, 2020, there was $49 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.3 years.

20. Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2020	2019	2018

Net earnings attributable to Ball Corporation	$585	$566	$454

Basic weighted average common shares	326,260	331,102	344,796
Effect of dilutive securities	6,555	9,019	7,525
Weighted average shares applicable to diluted earnings per share	332,815	340,121	352,321

Per basic share	$1.79	$1.71	$1.32
Per diluted share	$1.76	$1.66	$1.29

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period). The excluded options and SSARs totaled approximately 1 million and 4 million for the years ended December 31, 2020 and 2018, respectively. There were no anti-dilutive options for the year ended December 31, 2019.

The company declared and paid dividends of $0.60 per share in 2020, $0.55 per share in 2019 and $0.40 in 2018.

21. Financial Instruments and Risk Management

Policies and Procedures

The company employs established risk management policies and procedures, which seek to reduce its commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates and prices of the company’s common stock (with regard to common share repurchases and the company’s deferred compensation stock plan). However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to set-off any amounts owed with regard to open derivative positions.

Ball Corporation

Notes to the Consolidated Financial Statements

Commodity Price Risk

Aluminum

The company manages commodity price risk in connection with market price fluctuations of aluminum through two different methods. First, the company enters into container sales contracts that include aluminum based pricing terms which generally reflect the same price fluctuations that exist under its commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass-through aluminum component pricing. Second, the company uses certain derivative instruments such as option and forward contracts as economic and cash flow hedges of commodity price risk where there are material differences between sales and purchase contracted pricing and volume.

At December 31, 2020, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.3 billion, substantially all of which received hedge accounting treatment. Cash flow hedges relate to forecasted sales and purchase transactions and expire within the next three years. Included in shareholders’ equity at December 31, 2020, within accumulated other comprehensive earnings (loss), is a net after-tax gain of $35 million associated with these contracts. A net gain of $29 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower the company’s overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage the company’s mix of floating and fixed-rate debt. At December 31, 2020, the company had outstanding interest rate swap and option contracts with notional amounts of approximately $608 million paying fixed rates expiring within the next year. The amount recorded in accumulated other comprehensive earnings (loss) at December 31, 2020, is insignificant.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. At December 31, 2020, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $3.7 billion. Approximately $32 million of net after-tax gain related to foreign exchange contracts is included in accumulated other comprehensive earnings at December 31, 2020, of which a $20 million net gain is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at December 31, 2020, expire within four years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through November 2021, and which have a combined notional value of 2.8 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Ball Corporation

Notes to the Consolidated Financial Statements

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2020 and 2019, the aggregate fair value of all derivative instruments with credit-risk-related contingent features was a net liability of $52 million and $35 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2020 and 2019, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		December 31, 2020
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$50	$—	$50
Foreign currency contracts		3	27	30
Other contracts		—	2	2
Total current derivative contracts	Other current assets	$53	$29	$82

Commodity contracts		$8	$—	$8
Total noncurrent derivative contracts	Other noncurrent assets	$8	$—	$8

Liabilities:
Commodity contracts		$17	$—	$17
Foreign currency contracts		—	63	63
Other contracts		—	4	4
Total current derivative contracts	Other current liabilities	$17	$67	$84

Foreign currency contracts		$8	$2	$10
Total noncurrent derivative contracts	Other noncurrent liabilities	$8	$2	$10

Ball Corporation

Notes to the Consolidated Financial Statements

		December 31, 2019
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$7	$1	$8
Foreign currency contracts		4	43	47
Other contracts		2	—	2
Total current derivative contracts	Other current assets	$13	$44	$57

Commodity contracts		$15	$—	$15
Other contracts		1	—	1
Total noncurrent derivative contracts	Other noncurrent assets	$16	$—	$16

Liabilities:
Commodity contracts		$26	$1	$27
Foreign currency contracts		—	18	18
Other contracts		—	19	19
Total current derivative contracts	Other current liabilities	$26	$38	$64

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$—	$1

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future. The present value discounting factor is based on the comparable time period LIBOR rate or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2020, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Year Ended December 31, 2020
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$22	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(65)	(1)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(8)	—
Foreign currency contracts - manage currency exposure	Selling, general and administrative	(54)	(17)
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	(2)	—
Equity contracts	Selling, general and administrative	—	76
Total		$(107)	$59

		Year Ended December 31, 2019
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$18	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(45)	2
Interest rate contracts - manage exposure for outstanding debt	Interest expense	13	—
Foreign currency contracts - manage currency exposure	Selling, general and administrative	7	111
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	35	—
Equity contracts	Selling, general and administrative	—	46
Total		$28	$159

Ball Corporation

Notes to the Consolidated Financial Statements

		Year Ended December 31, 2018
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$1	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	54	8
Interest rate contracts - manage exposure for outstanding debt	Interest expense	14	—
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	1	70
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	49	—
Equity contracts	Selling, general and administrative	—	19
Total		$119	$98

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Years Ended December 31,
($ in millions)	2020	2019	2018

Amounts reclassified into earnings:
Commodity contracts	$43	$27	$(55)
Cross-currency swap contracts	2	(35)	(49)
Interest rate contracts	8	(13)	(14)
Currency exchange contracts	54	(7)	(1)
Change in fair value of cash flow hedges:
Commodity contracts	21	(10)	(31)
Interest rate contracts	(5)	1	—
Cross-currency swap contracts	1	78	69
Currency exchange contracts	(22)	17	(5)
Foreign currency and tax impacts	(23)	(13)	19
Stranded tax effects reclassified into retained earnings:
Commodity contracts	—	2	—
Cross-currency swap contracts	—	(5)	—
	$79	$42	$(67)

Ball Corporation

Notes to the Consolidated Financial Statements

22. Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $28 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at December 31, 2020.

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

Ball Corporation

Notes to the Consolidated Financial Statements

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December, 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. Oral argument on the motion filed by BMBCC and RBCC was completed in January 2019. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the Court of Appeals for the Federal Circuit. On December 31, 2020, the Court of Appeals vacated the decision of the District Court and remanded the case for further proceedings. Based on the information available at the present time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The company’s operations in Brazil are involved in various governmental assessments, which have historically mainly related to claims for taxes on the internal transfer of inventory, gross revenue taxes, indirect tax incentives and deductibility of goodwill. In addition, one of our Brazilian subsidiaries recently received an income tax assessment focused on the disallowance of deductions associated with the acquisition price paid to a third party for a portion of its operations. The company does not believe that the ultimate resolution of these matters will materially impact its results of operations, financial position or cash flows. Under customary local regulations, the company’s Brazilian subsidiaries may need to post cash or other collateral if the process to challenge any administrative assessment proceeds to the Brazilian court system; however, the level of any potential cash or collateral required would not significantly impact the liquidity of those subsidiaries or Ball Corporation.

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

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During the third quarter of 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During 2020 and 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts were determined to be estimable and realizable, the company recorded $4 million and $57 million of prior year collections in business consolidation and other activities within the company’s respective 2020 and 2019 condensed consolidated statements of earnings. The company is currently seeking reimbursement for additional ICMS-related amounts previously paid to the Brazilian government; however, such amounts cannot be estimated at this time. In the event other comparable cases are resolved and the amounts claimed become estimable and realizable, the company will record gains, which may result in material reimbursements to the company in future periods.

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are coterminous with the terms of the respective note indentures, senior notes and credit agreement, and they could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes and/or the credit agreement. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to the then outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier foreign subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain foreign borrowers and foreign pledgors under the loan documents will be secured, with certain exceptions, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned foreign subsidiaries and material wholly owned U.S. domiciled foreign subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ball Corporation has established disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2020, Ball Corporation, under the supervision of the Chief Executive Officer and Chief Financial Officer of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Ball Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There were no matters required to be reported under this item.

Part III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

The executive officers of the company as of February 17, 2021, were as follows:

Charles E. Baker, 63, Vice President, General Counsel and Corporate Secretary since July 2011; Vice President, General Counsel and Assistant Corporate Secretary from 2004 to 2011; Associate General Counsel, 1999 to 2004; various other positions within the company, 1993 to 1999.

Nate C. Carey, 42, Vice President and Controller since November 2017; Assistant Controller from 2014 to November 2017; Senior Manager, PricewaterhouseCoopers LLP, 2001 to 2014.

Daniel W. Fisher, 48, President, since January 2021; Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, since December 2016; President, Beverage Packaging North and Central America from 2014 to 2016; Senior Vice President, Finance and Planning, Beverage Packaging North and Central America, 2013 to 2014; various other positions within the company, 2010 to 2014.

John A. Hayes, 55, Chairman and Chief Executive Officer since January 2021; Chairman, President and Chief Executive Officer since 2013; President and Chief Executive Officer, 2011 to 2013; President and Chief Operating Officer during 2010; Executive Vice President and Chief Operating Officer from 2008 to 2009; various other positions within the company, 1999 to 2008.

David A. Kaufman, 55, Senior Vice President, Ball Corporation, and President, Ball Aerospace & Technologies Corp. since January 2021; Chief Operating Officer, Ball Aerospace & Technologies Corp. from 2020 to 2021; Vice President and General Manager of National Defense, Ball Aerospace & Technologies Corp from 2013 to 2020; various other positions within the company, 2000 to 2013.

Jeffrey A. Knobel, 49, Vice President and Treasurer since 2011; Treasurer from 2010 to 2011; Senior Director, Treasury, 2008 to 2010; Director, Treasury Operations, 2005 to 2008; various other positions within the company, 1997 to 2005.

Ronald J. Lewis, 54, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, since January 2021; President, Beverage Packaging EMEA from 2019 to 2020; Chief Supply Chain Officer, Coca-Cola Coca-Cola European Partners plc, 2016 to 2019; Chief Procurement Officer, The Coca-Cola Company, 2011 to 2016.

Scott C. Morrison, 58, Executive Vice President and Chief Financial Officer since January 2021; Senior Vice President and Chief Financial Officer since 2010; Vice President and Treasurer from 2002 to 2010; and Treasurer, 2000 to 2002.

Lisa A. Pauley, 59, Executive Vice President, Human Resources and Administration, since January 2021; Senior Vice President, Human Resources and Administration, since 2011; Vice President, Administration and Compliance, 2007 to 2011; Senior Director, Administration and Compliance, 2004 to 2007; various other positions within the company, 1981 to 2004.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2020, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2020, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2020, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

Equity Compensation Plan Information
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	10,113,396	$40.40	17,054,077
Equity compensation plans not approved by security holders	—	—	—
Total	10,113,396	$40.40	17,054,077

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2020, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2020, is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)    (1)    Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2020, 2019 and 2018

Consolidated statements of comprehensive earnings (loss) — Years ended December 31, 2020, 2019 and 2018

Consolidated balance sheets — December 31, 2020 and 2019

Consolidated statements of cash flows — Years ended December 31, 2020, 2019 and 2018

Consolidated statements of shareholders’ equity — Years ended December 31, 2020, 2019 and 2018

Notes to consolidated financial statements

(2)    Financial Statement Schedules:

Financial statement schedules have been omitted, as they are either not applicable, are considered insignificant or the required information is included in the consolidated financial statements or notes thereto.

(3)    Exhibits:

Exhibit Number	Description of Exhibit

3.i	Amended Articles of Incorporation revised May 4, 2017 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2017) filed March 1, 2018.

3.ii	Bylaws of Ball Corporation as amended December 1, 2020. (Filed herewith.)

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

11	Statement re: Computation of Earnings per Share (filed herewith in the notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”.)

12	Obligor group subsidiaries of Ball Corporation. (Filed herewith.)

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

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Limited Power of Attorney. (Filed herewith.)

31.1	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by John A. Hayes, Chairman and Chief Executive Officer of Ball Corporation. (Filed herewith.)

31.2	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by Scott C. Morrison, Executive Vice President and Chief Financial Officer of Ball Corporation. (Filed herewith.)

32.1

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by John A. Hayes, Chairman and Chief Executive Officer of Ball Corporation. (Furnished herewith.)

32.2

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by Scott C. Morrison, Executive Vice President and Chief Financial Officer of Ball Corporation. (Furnished herewith.)

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

104

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Filed herewith.)

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
Chairman and Chief Executive Officer
February 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ John A. Hayes		Chairman and Chief Executive Officer
	John A. Hayes		February 17, 2021

(2)	Principal Financial Officer:

	/s/ Scott C. Morrison		Executive Vice President and Chief Financial Officer
	Scott C. Morrison		February 17, 2021

(3)	Principal Accounting Officer:

	/s/ Nate C. Carey		Vice President and Controller
	Nate C. Carey		February 17, 2021

(4)	A Majority of the Board of Directors:

	/s/ John Bryant	*	Director
	John Bryant		February 17, 2021

	/s/ Michael J. Cave	*	Director
	Michael J. Cave		February 17, 2021

	/s/ Daniel W. Fisher	*	Director
	Daniel W. Fisher		February 17, 2021

	/s/ John A. Hayes	*	Chairman of the Board and Director
	John A. Hayes		February 17, 2021

	/s/ Daniel J. Heinrich	*	Director
	Daniel J. Heinrich		February 17, 2021

	/s/ Pedro H. Mariani	*	Director
	Pedro H. Mariani		February 17, 2021

/s/ Georgia R. Nelson	*	Director
Georgia R. Nelson		February 17, 2021

/s/ Cynthia A. Niekamp	*	Director
Cynthia A. Niekamp		February 17, 2021

/s/ Todd Penegor	*	Director
Todd Penegor		February 17, 2021

/s/ Cathy D. Ross	*	Director
Cathy D. Ross		February 17, 2021

/s/ Betty Sapp	*	Director
Betty Sapp		February 17, 2021

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 17, 2021

*  By John A. Hayes as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
As Attorney-in-Fact
February 17, 2021