Form 10-Q
period 2021-03-31
BALL Corp
filed 2021-05-07
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at April 30, 2021
Common Stock, without par value	BLL	NYSE	328,254,521 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2021	2020

Net sales	$3,125	$2,785

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,493)	(2,215)
Depreciation and amortization	(168)	(169)
Selling, general and administrative	(157)	(131)
Business consolidation and other activities	(7)	(115)
	(2,825)	(2,630)

Earnings before interest and taxes	300	155

Interest expense	(67)	(71)
Debt refinancing and other costs	—	(40)
Total interest expense	(67)	(111)

Earnings before taxes	233	44
Tax (provision) benefit	(32)	4
Equity in results of affiliates, net of tax	(1)	(25)
Net earnings	200	23
Net (earnings) loss attributable to noncontrolling interests	—	—
Net earnings attributable to Ball Corporation	$200	$23

Earnings per share:
Basic	$0.61	$0.07
Diluted	$0.60	$0.07

Weighted average shares outstanding: (000s)
Basic	327,811	325,346
Diluted	333,673	332,326

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended March 31,
($ in millions)	2021	2020

Net earnings	$200	$23

Other comprehensive earnings (loss):
Foreign currency translation adjustment	(12)	(224)
Pension and other postretirement benefits	41	(8)
Derivatives designated as hedges	46	8
Total other comprehensive earnings (loss)	75	(224)
Income tax (provision) benefit	(18)	(5)
Total other comprehensive earnings (loss), net of tax	57	(229)

Total comprehensive earnings (loss)	257	(206)
Comprehensive (earnings) loss attributable to noncontrolling interests	—	—
Comprehensive earnings (loss) attributable to Ball Corporation	$257	$(206)

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2021	2020

Assets
Current assets
Cash and cash equivalents	$461	$1,366
Receivables, net	2,115	1,738
Inventories, net	1,399	1,353
Other current assets	262	218
Total current assets	4,237	4,675
Noncurrent assets
Property, plant and equipment, net	5,570	5,351
Goodwill	4,416	4,484
Intangible assets, net	1,813	1,883
Other assets	1,943	1,859
Total assets	$17,979	$18,252

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$766	$17
Accounts payable	3,355	3,430
Accrued employee costs	277	347
Other current liabilities	586	650
Total current liabilities	4,984	4,444
Noncurrent liabilities
Long-term debt	6,941	7,783
Employee benefit obligations	1,395	1,613
Deferred taxes	616	634
Other liabilities	489	441
Total liabilities	14,425	14,915

Equity
Common stock (680,013,693 shares issued - 2021; 679,524,325 shares issued - 2020)	1,171	1,167
Retained earnings	6,342	6,192
Accumulated other comprehensive earnings (loss)	(897)	(954)
Treasury stock, at cost (351,899,273 shares - 2021; 351,938,709 shares - 2020)	(3,124)	(3,130)
Total Ball Corporation shareholders' equity	3,492	3,275
Noncontrolling interests	62	62
Total equity	3,554	3,337
Total liabilities and equity	$17,979	$18,252

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2021	2020

Cash Flows from Operating Activities
Net earnings	$200	$23
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	168	169
Business consolidation and other activities	7	115
Deferred tax provision (benefit)	(2)	(36)
Other, net	(147)	58
Changes in working capital components, net of dispositions	(703)	(1,037)
Cash provided by (used in) operating activities	(477)	(708)
Cash Flows from Investing Activities
Capital expenditures	(363)	(213)
Business dispositions, net of cash sold	1	(17)
Other, net	14	(4)
Cash provided by (used in) investing activities	(348)	(234)
Cash Flows from Financing Activities
Long-term borrowings	—	1,252
Repayments of long-term borrowings	(6)	(1,547)
Net change in short-term borrowings	7	493
Proceeds (payments) from issuances of common stock, net of shares used for taxes	5	(31)
Acquisitions of treasury stock	(10)	(57)
Common stock dividends	(50)	(51)
Other, net	—	(34)
Cash provided by (used in) financing activities	(54)	25

Effect of exchange rate changes on cash	(31)	(78)

Change in cash, cash equivalents and restricted cash	(910)	(995)
Cash, cash equivalents and restricted cash - beginning of period	1,381	1,806
Cash, cash equivalents and restricted cash - end of period	$471	$811

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the variability of contract sales in the company’s aerospace segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s 2020 Annual Report on Form 10-K filed on February 17, 2021, pursuant to the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020 (annual report).

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

●	Estimates regarding the future financial performance of the business used in the company’s impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory;
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at March 31, 2021, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

Income Tax Simplification

In December 2019, new guidance was issued to simplify the accounting for income taxes. Ball adopted this guidance and all related amendments on January 1, 2021, applying either the retrospective basis, the modified retrospective method, or the prospective method where appropriate. The adoption of this guidance had no impact on the company’s unaudited condensed consolidated financial statements.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended March 31,
($ in millions)	2021	2020

Net sales
Beverage packaging, North and Central America	$1,296	$1,181
Beverage packaging, EMEA	796	669
Beverage packaging, South America	487	405
Aerospace	424	432
Reportable segment sales	3,003	2,687
Other	122	98
Net sales	$3,125	$2,785

Comparable operating earnings
Beverage packaging, North and Central America	$140	$146
Beverage packaging, EMEA	100	68
Beverage packaging, South America	93	63
Aerospace	35	40
Reportable segment comparable operating earnings	368	317
Reconciling items
Other (a)	(23)	(10)
Business consolidation and other activities	(7)	(115)
Amortization of acquired intangibles	(38)	(37)
Earnings before interest and taxes	300	155
Interest expense	(67)	(71)
Debt refinancing and other costs	—	(40)
Total interest expense	(67)	(111)
Earnings before taxes	$233	$44
(a)	Includes undistributed corporate expenses, net, of $26 million and $14 million for the three months ended March 31, 2021 and 2020, respectively.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended March 31,
($ in millions)	Point in Time	Over Time	Total

2021	$610	$2,515	$3,125
2020	503	2,282	2,785

Contract Balances

The company enters into contracts to sell beverage packaging, aerosol packaging, and aerospace products and services. The company did not have any contract assets at either March 31, 2021, or December 31, 2020. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2020	$108	$29
Increase (decrease)	(19)	(1)
Balance at March 31, 2021	$89	$28

During the three months ended March 31, 2021, total contract liabilities decreased by $20 million, which is net of cash received of $103 million and amounts recognized as sales of $123 million, all of which related to current contract liabilities. The amount of sales recognized in the three months ended March 31, 2021, which were included in the opening contract liabilities balances, was $108 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized net sales of $7 million and $9 million in the three months ended March 31, 2021 and 2020, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of March 31, 2021	$1,387	$746	$2,133

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2021	2020

Beverage packaging, North and Central America	$1	$(3)
Beverage packaging, EMEA	(2)	(3)
Beverage packaging, South America	(1)	(1)
Other	(5)	(108)
	$(7)	$(115)

2021

Beverage Packaging, North and Central America

During the three months ended March 31, 2021, the company recorded credits of $1 million for individually insignificant activities in connection with previously announced closures of certain plants and other activities.

Beverage Packaging, EMEA

During the three months ended March 31, 2021, the company recorded charges of $2 million for individually insignificant activities in connection with previously announced plant closures, restructuring and other activities.

Beverage Packaging, South America

During the three months ended March 31, 2021, the company recorded charges of $1 million for individually insignificant activities.

Other

During the three months ended March 31, 2021, the company recorded charges of $5 million for individually insignificant activities.

2020

Beverage Packaging, North and Central America

During the three months ended March 31, 2020, the company recorded charges of $3 million for individually insignificant activities in connection with previously announced closures of certain beverage can and end manufacturing facilities and other activities.

Beverage Packaging, EMEA

During the three months ended March 31, 2020, the company recorded charges of $3 million for individually insignificant activities in connection with previously announced plant closures, restructuring and other activities.

Beverage Packaging, South America

During the three months ended March 31, 2020, the company recorded charges of $1 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Other

During the three months ended March 31, 2020, the company recorded the following amounts:

●	A non-cash impairment charge of $62 million related to the goodwill of the beverage packaging, other, operating segment.
●	A non-cash charge of $23 million resulting from the deterioration of China’s real estate market in 2020, which led the company to reduce the value of potential future consideration due as part of the 2019 sale of its China beverage packaging business.
●	Charges of $15 million resulting from an adjustment to the selling price of the company’s former steel food and aerosol business.
●	A credit of $11 million related to the reversal of reserves against working capital recorded in 2019 in the beverage packaging, other, segment, as previously at-risk balances were subsequently collected.
●	Charges of $6 million for long-term incentive and other compensation arrangements associated with the 2016 Rexam acquisition.
●	Charges of $13 million for individually insignificant activities.

7.	Supplemental Cash Flow Statement Disclosures

	March 31,
($ in millions)	2021	2020

Beginning of period:
Cash and cash equivalents	$1,366	$1,798
Current restricted cash (included in other current assets)	15	8
Total cash, cash equivalents and restricted cash	$1,381	$1,806

End of period:
Cash and cash equivalents	$461	$801
Current restricted cash (included in other current assets)	10	10
Total cash, cash equivalents and restricted cash	$471	$811

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to approximately $515 million at March 31, 2021, and $409 million at December 31, 2020.

8.     Receivables, Net

	March 31,	December 31,
($ in millions)	2021	2020

Trade accounts receivable	$1,012	$825
Unbilled receivables	637	528
Less: Allowance for doubtful accounts	(9)	(9)
Net trade accounts receivable	1,640	1,344
Other receivables	475	394
	$2,115	$1,738

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of its receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.6 billion at March 31, 2021, and December 31, 2020. A total of $348 million and $232 million were available for sale under these programs as of March 31, 2021, and December 31, 2020, respectively.

Other receivables include income and sales tax receivables and other miscellaneous receivables.

9.     Inventories, Net

	March 31,	December 31,
($ in millions)	2021	2020

Raw materials and supplies	$868	$889
Work-in-process and finished goods	624	557
Less: Inventory reserves	(93)	(93)
	$1,399	$1,353

10.     Property, Plant and Equipment, Net

	March 31,	December 31,
($ in millions)	2021	2020

Land	$161	$163
Buildings	1,708	1,653
Machinery and equipment	6,338	6,214
Construction-in-progress	990	883
	9,197	8,913
Accumulated depreciation	(3,627)	(3,562)
	$5,570	$5,351

Depreciation expense amounted to $123 million and $124 million for the three months ended March 31, 2021 and 2020, respectively.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2020	$1,275	$1,573	$1,298	$40	$298	$4,484
Effects of currency exchange	—	(56)	—	—	(12)	(68)
Balance at March 31, 2021	$1,275	$1,517	$1,298	$40	$286	$4,416

Goodwill in the above table is presented net of accumulated impairment losses of $62 million as of March 31, 2021, and December 31, 2020.

In the first quarter of 2020, Ball recorded a non-cash impairment charge of $62 million related to the goodwill associated with the beverage packaging, other, reporting unit as the carrying amount of this reporting unit exceeded its fair value. The impairment review was triggered by the restructuring of the company’s reporting units which was made in connection with a January 1, 2020 change in segment management and internal reporting structure.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.    Intangible Assets, Net

	March 31,	December 31,
($ in millions)	2021	2020

Acquired customer relationships and other intangibles (net of accumulated amortization of $756 million at March 31, 2021, and $729 million at December 31, 2020)	$1,721	$1,785
Capitalized software (net of accumulated amortization of $201 million at March 31, 2021, and $196 million at December 31, 2020)	66	69
Other intangibles (net of accumulated amortization of $93 million at March 31, 2021, and $124 million at December 31, 2020)	26	29
	$1,813	$1,883

Total amortization expense of intangible assets amounted to $45 million and $45 million for the three months ended March 31, 2021, and 2020, respectively.

13.    Other Assets

	March 31,	December 31,
($ in millions)	2021	2020

Long-term pension assets	$572	$562
Investments in affiliates	306	321
Right-of-use operating lease assets	380	302
Long-term deferred tax assets	192	227
Other	493	447
	$1,943	$1,859

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

Supplemental balance sheet information related to the company’s leases follows:

		March 31,	December 31,
($ in millions)	Balance Sheet Location	2021	2020

Operating leases:
Operating lease ROU asset	Other assets	$380	$302
Current operating lease liabilities	Other current liabilities	73	63
Noncurrent operating lease liabilities	Other liabilities	301	232
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	$10	$11
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	9	10

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.    Debt

Long-term debt consisted of the following:

	March 31,	December 31,
($ in millions)	2021	2020

Senior Notes
5.00% due March 2022	$743	$748
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	821	855
0.875%, euro denominated, due March 2024	880	916
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	645	672
2.875% due August 2030	1,300	1,300
Senior Credit Facility (at variable rates)
Term A loan due March 2024	593	593
Finance lease obligations	11	12
Other (including debt issuance costs)	(57)	(60)
	7,686	7,786
Less: Current portion	(745)	(3)
	$6,941	$7,783

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in March 2024, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At March 31, 2021, taking into account outstanding letters of credit, $1.7 billion was available under the company’s long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1 billion of short-term uncommitted credit facilities available at March 31, 2021, of which $21 million was outstanding and due on demand. At December 31, 2020, the company had $14 million outstanding under short-term uncommitted credit facilities.

The fair value of long-term debt was estimated to be $8.1 billion at March 31, 2021, and $8.3 billion at December 31, 2020. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires the company to maintain a leverage ratio (as defined) of no greater than 5.0 times as of March 31, 2021, which will change to 4.5 times as of December 31, 2022. The company was in compliance with all loan agreements and debt covenants at both March 31, 2021, and December 31, 2020, and it has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was 13.7 percent and negative 9.1 percent for the three months ended March 31, 2021 and 2020, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2021, was reduced by 5 percentage points for foreign tax rate differences including tax holidays, 2.6 percentage points for share-based compensation, and 2.4 percentage points for federal tax credits. Also, as compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2020, was reduced by 51 percentage points for the benefit of share-based compensation, reduced by 13.8 percentage points for the benefit of losses in equity in results of affiliates, and increased by 35.3 percentage points for the impact of the beverage packaging, other, goodwill impairment.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

17.    Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2021	2020

Underfunded defined benefit pension liabilities	$809	$955
Less: Current portion	(23)	(24)
Long-term defined benefit pension liabilities	786	931
Long-term retiree medical liabilities	152	156
Deferred compensation plans	399	439
Other	58	87
	$1,395	$1,613

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2021			2020
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$21	$3	$24	$16	$4	$20
Interest cost	13	9	22	20	14	34
Expected return on plan assets	(31)	(16)	(47)	(31)	(21)	(52)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	13	1	14	10	1	11
Total net periodic benefit cost	$16	$(2)	$14	$15	$(1)	$14

Non-service pension income of $10 million and $6 million for the three months ended March 31, 2021 and 2020, respectively, is included in selling, general, and administrative (SG&A) expenses.

Contributions to the company’s defined benefit pension plans were $162 million for the first three months of 2021 compared to $11 million for the first three months of 2020, and such contributions are expected to be approximately $185 million for the full year of 2021. This estimate may change based on changes to the U.S. Pension Protection Act, the effects of the Coronavirus Aid, Relief, and Economic Security (CARES) and American Rescue Plan Act (ARPA) Acts and the actual returns achieved on plan assets, among other factors.

18.    Equity and Accumulated Other Comprehensive Earnings

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2020	679,524	$1,167	(351,939)	$(3,130)	$6,192	$(954)	$62	$3,337
Net earnings (loss)	—	—	—	—	200	—	—	200
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	57	—	57
Common dividends, net of tax benefits	—	—	—	—	(50)	—	—	(50)
Treasury stock purchases	—	—	(121)	(10)	—	—	—	(10)
Treasury shares reissued	—	—	161	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	490	4	—	8	—	—	—	12
Balance at March 31, 2021	680,014	$1,171	(351,899)	$(3,124)	$6,342	$(897)	$62	$3,554

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2019	676,302	$1,178	(351,667)	$(3,122)	$5,803	$(910)	$70	$3,019
Net earnings	—	—	—	—	23	—	—	23
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(229)	—	(229)
Common dividends, net of tax benefits	—		—	—	(49)	—	—	(49)
Treasury stock purchases	—	—	(774)	(54)	—	—	—	(54)
Treasury shares reissued	—	—	232	7	—	—	—	7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,826	(27)	—	—	—	—	—	(27)
Other activity	—	—	—	10	—	—	—	10
Balance at March 31, 2020	678,128	$1,151	(352,209)	$(3,159)	$5,777	$(1,139)	$70	$2,700

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2020	(555)	(466)	67	(954)
Other comprehensive earnings (loss) before reclassifications	(12)	21	66	75
Reclassification of net deferred (gains) losses into earnings	—	11	(29)	(18)
Balance at March 31, 2021	$(567)	$(434)	$104	$(897)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2021	2020

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(16)	$—
Commodity contracts recorded in cost of sales	10	4
Currency exchange contracts recorded in selling, general and administrative	42	18
Cross-currency swaps recorded in selling, general and administrative	—	(1)
Interest rate contracts recorded in interest expense	—	(1)
Total before tax effect	36	20
Tax benefit (expense) on amounts reclassified into earnings	(7)	(5)
Recognized gain (loss), net of tax	$29	$15

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$(14)	$(11)
Prior service income (expense)	(1)	—
Total before tax effect	(15)	(11)
Tax benefit (expense) on amounts reclassified into earnings	4	3
Recognized gain (loss), net of tax	$(11)	$(8)
(a)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.    Earnings and Dividends Per Share

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2021	2020

Net earnings attributable to Ball Corporation	$200	$23

Basic weighted average common shares	327,811	325,346
Effect of dilutive securities	5,862	6,980
Weighted average shares applicable to diluted earnings per share	333,673	332,326

Per basic share	$0.61	$0.07
Per diluted share	$0.60	$0.07

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled one million for the three months ended March 31, 2021 and 2020.

The company declared and paid dividends of $0.15 per share for the three months ended March 31, 2021 and 2020.

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

Commodity Price Risk - The company manages commodity price risk in connection with market price fluctuations of aluminum through two different methods. First, the company enters into container sales contracts that include aluminum-based pricing terms which generally reflect the same price fluctuations under commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass through aluminum component pricing. Second, the company uses certain derivative instruments, including option and forward contracts, as economic and cash flow hedges of commodity price risk where there are material differences between sales and purchase contracted pricing and volume.

Interest Rate Risk - The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage its mix of floating and fixed-rate debt.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Currency Exchange Rate Risk - The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings.

The following table provides additional information related to the commercial risk management instruments described above:

($ in millions)	March 31, 2021
Commercial risk area	Commodity		Currency	Interest Rate

Notional amount of contracts	$1,375	(a)	$2,724	$1,171
Net gain (loss) included in AOCI, after-tax	80	(b)	24	—
Net gain (loss) included in AOCI, after-tax, expected to be recognized in the unaudited condensed consolidated statement of earnings within the next 12 months	66	(b)	17	—

Longest duration of forecasted cash flow hedge transactions in years	3		4	1
(a)	Substantially all aluminum contracts received hedge accounting treatment as of March 31, 2021.
(b)	Substantially all of this gain (loss) will be offset by pricing changes in sales and purchase contracts.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through May 2021 and have a combined notional value of 2.6 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of March 31, 2021, and December 31, 2020, the aggregate fair value of all derivative instruments with credit-risk-related contingent features was a net liability position of $15 million and $52 million, respectively, and no collateral was required to be posted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of March 31, 2021, and December 31, 2020, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		March 31, 2021
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$115	$—	$115
Foreign currency contracts		3	11	14
Other contracts		—	4	4
Total current derivative contracts	Other current assets	$118	$15	$133

Commodity contracts		$17	$—	$17
Foreign currency contracts		26	—	26
Total noncurrent derivative contracts	Other noncurrent assets	$43	$—	$43

Liabilities:
Commodity contracts		$33	$—	$33
Foreign currency contracts		2	13	15
Other contracts		—	4	4
Total current derivative contracts	Other current liabilities	$35	$17	$52

Foreign currency contracts		$—	$4	$4
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$4	$4

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2020
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$50	$—	$50
Foreign currency contracts		3	27	30
Other contracts		—	2	2
Total current derivative contracts	Other current assets	$53	$29	$82

Commodity contracts		$8	$—	$8
Total noncurrent derivative contracts	Other noncurrent assets	$8	$—	$8

Liabilities:
Commodity contracts		$17	$—	$17
Foreign currency contracts		—	63	63
Other contracts		—	4	4
Total current derivative contracts	Other current liabilities	$17	$67	$84

Foreign currency contracts		$8	$2	$10
Total noncurrent derivative contracts	Other noncurrent liabilities	$8	$2	$10

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source, or from the use of third-party software. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future. The present value discounting factor is based on the comparable time period LIBOR rate or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of March 31, 2021, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended March 31,
		2021		2020
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(16)	$—	$—	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	10	3	4	(1)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	—	(1)	1
Foreign currency contracts - manage currency exposure	Selling, general and administrative	42	35	18	22
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	—	—	(1)	—
Equity contracts	Selling, general and administrative	—	(25)	—	(2)
Total		$36	$13	$20	$21

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020

Amounts reclassified into earnings:
Commodity contracts	$6	$(4)
Cross-currency swap contracts	—	1
Interest rate contracts	—	1
Currency exchange contracts	(42)	(18)
Change in fair value of cash flow hedges:
Commodity contracts	51	(30)
Interest rate contracts	—	(2)
Cross-currency swap contracts	—	1
Currency exchange contracts	31	58
Foreign currency and tax impacts	(9)	(2)
	$37	$5

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $28 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at March 31, 2021.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December, 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the Court of Appeals for the Federal Circuit. On December 31, 2020, the Court of Appeals vacated the decision of the District Court and remanded the case for further proceedings. The District Court held a telephonic hearing with counsel for the parties in March 2021 to discuss the scope of the proceedings on remand and initial position statement regarding remand which was submitted by each party. The District Court also directed each party to submit a document in response to the initial position statement of the other party in April 2021. Based on the information available at the present time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The company’s operations in Brazil are involved in various governmental assessments, which have historically mainly related to claims for taxes on the internal transfer of inventory, gross revenue taxes, and indirect tax incentives and deductibility of goodwill. In addition, one of the company’s Brazilian subsidiaries received an income tax assessment focused on the disallowance of deductions associated with the acquisition price paid to a third party for a portion of its operations. The company does not believe that the ultimate resolution of these matters will materially impact its results of operations, financial position or cash flows. Under customary local regulations, the company’s Brazilian subsidiaries may need to post cash or other collateral if the process to challenge any administrative assessment proceeds to the Brazilian court system; however, the level of any potential cash or collateral required would not significantly impact the liquidity of those subsidiaries or Ball Corporation.

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

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During the third quarter of 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During 2020 and 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts were determined to be estimable and realizable, the company recorded $4 million of prior year collections in business consolidation and other activities within its third quarter 2020 unaudited condensed consolidated statement of earnings. The company is currently seeking reimbursement for additional ICMS-related amounts previously paid to the Brazilian government; however, such amounts cannot be estimated at this time. In the event other comparable cases are resolved and the amounts claimed become estimable and realizable, the company will record gains, which may result in material reimbursements to the company in future periods.

22.    Indemnifications and Guarantees

General Guarantees

The company or its appropriate consolidated direct or indirect subsidiaries, have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services; guarantees to suppliers of subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, construction contract, renewable energy purchase contract or other commitment; guarantees in respect of certain non-U.S. subsidiaries’ pension plans; indemnities for liabilities associated with the infringement of third-party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases; indemnities to governmental agencies in connection with the issuance of a permit or license to the company or a subsidiary; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite.

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

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled non-U.S. subsidiaries under the senior credit facilities, the obligations of non-U.S. credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are coterminous with the terms of the respective note indentures, senior notes and credit agreement and could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes and/or the credit agreement. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to the then outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled non-U.S. subsidiaries under the senior credit facilities, the obligations of non-U.S. credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier non-U.S. subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain non-U.S. borrowers and non-U.S. pledgors under the loan documents will be secured, with certain exceptions, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned foreign subsidiaries and material wholly owned U.S. domiciled non-U.S. subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we have made progress on each of the levers as follows:

●	Maximizing value in our existing businesses by expanding container production across our global plant network to meet current demand and improving efficiencies in our beverage container and end facilities in North America, South America and Europe; leveraging plant floor and integrated planning systems to reduce costs and manage contractual provisions across our diverse customer base; successfully acquiring and integrating a large global aluminum beverage business and regional aluminum aerosol facility while also divesting underperforming steel food and steel aerosol packaging assets in North and South America and four beverage packaging facilities in China; and in the remaining aluminum aerosol business, installing new extruded aluminum aerosol lines in our European, Mexican and Indian facilities while also implementing cost-out and value-in initiatives across all of our businesses;

●	Expanding further into new products and capabilities through commercializing our new lightweight, infinitely recyclable aluminum cup and providing next-generation extruded aluminum aerosol packaging that utilizes proprietary technology to significantly lightweight the can; and successfully introducing new specialty beverage cans and aluminum bottle-shaping technology;

●	Aligning ourselves with the right customers and markets by investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent approximately 45 percent of our global beverage packaging mix; aligning with spiked seltzer and craft brewers, sparkling and still water fillers, wine producers and other new beverage producers who continue to use aluminum beverage containers to grow their business; and in our new aluminum cup business, utilizing online platforms and North American retailers to provide infinitely recyclable aluminum cups directly to consumers;

●	Broadening our geographic reach with our acquisition of Rexam and our new investments in beverage manufacturing facilities in the United States, Brazil, Paraguay, Spain, Mexico, Myanmar and Panama, as well as an extruded aluminum aerosol manufacturing facility in India and successful start-up of a dedicated aluminum cup manufacturing facility in the U.S.; and

●	Leveraging our technological expertise in packaging innovation, including the introduction of our new proprietary, brandable lightweight aluminum cup and providing next-generation aluminum bottle-shaping technologies and the increased production of lightweight ReAl® containers, which utilize technology that increases the strength of aluminum used in the manufacturing process while lightweighting the can by up to 20 percent over a standard aluminum aerosol can, as well as our investment in cyber, data analytics methane monitoring, 5G and LIDAR capabilities to further enhance our aerospace technical expertise across a broader customer portfolio.

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

Novel Coronavirus (COVID-19)

The novel coronavirus (COVID-19) had a material effect upon the global business environment during the three months ended March 31, 2021, and the year ended December 31, 2020. Ball provides key products and services to the consumer beverage and household markets and the U.S. aerospace markets and, consequently, the operations of Ball and of its principal customers and suppliers have been designated as essential across our key markets. This designation allowed Ball to operate its manufacturing facilities throughout the three months ended March 31, 2021, and the year ended December 31, 2020, and it is expected that Ball will continue to operate its facilities without disruption in the foreseeable future. However, countries around the globe have issued stay-at-home orders and mandated operational closures of non-essential businesses, which has impacted certain of our customers by constraining some supply of products to certain consumers. The risks that COVID-19 continues to present to Ball’s business have been outlined in Note 1 of these unaudited condensed consolidated financial statements and within Item 1. Risk Factors in the company’s 2020 Annual Report on Form 10-K filed on February 17, 2021.

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2021	2020

Net sales	$3,125	$2,785
Net earnings attributable to Ball Corporation	200	23
Net earnings attributable to Ball Corporation as a % of net sales	6%	1%

Sales in the three months ended March 31, 2021, increased compared to the same period in 2020 primarily due to increased sales volumes in our beverage packaging segments.

Net earnings for the three months ended March 31, 2021, increased compared to the same period in 2020 primarily due to increased sales volumes, lower business consolidation and other costs, lower interest expense and higher earnings from equity in results of affiliates, partially offset by a higher effective tax rate.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,493 million and $2,215 million for the three months ended March 31, 2021 and 2020, respectively. These amounts represented 80 percent of consolidated net sales for the three months ended March 31, 2021 and 2020.

Depreciation and Amortization

Depreciation and amortization expense was $168 million and $169 million for the three months ended March 31, 2021 and 2020, respectively. These amounts represented 5 percent and 6 percent of consolidated net sales for the three months ended March 31, 2021 and 2020, respectively.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $157 million and $131 million for the three months ended March 31, 2021 and 2020, respectively. These amounts represented 5 percent of consolidated net sales for the three months ended March 31, 2021 and 2020.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $7 million and $115 million for the three months ended March 31, 2021 and 2020, respectively. The amounts in 2021 are the result of insignificant activities, whereas the charges in 2020 included non-cash charges for goodwill impairment and other costs related to previously disposed businesses as described in Note 6 of these of these unaudited condensed consolidated financial statements.

Interest Expense

Total interest expense was $67 million and $111 million for the three months ended March 31, 2021 and 2020, respectively. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings decreased by approximately 30 basis points from 3.7 percent for the three months ended March 31, 2020, to 3.4 percent for the three months ended March 31, 2021, due to the drop in global interest rates.

Income Taxes

The effective tax rate for the three months ended March 31, 2021, was 13.7 percent compared to negative 9.1 percent for the same period in 2020. The increase of 22.8 percentage points for the three months ended March 31, 2021, was primarily due to decreased tax benefits for share-based compensation in 2021, and decreased tax benefits for losses in equity in results of affiliates recognized in 2021 which were partially offset by the 2020 revaluation of deferred tax assets in Brazil due to fluctuations in foreign currency exchange rates. These items are expected to recur, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts. For 2020, the tax benefits were also partially offset by a charge for the impairment of non tax-deductible goodwill within the beverage packaging, other, operating segment which will not recur.

On March 3, 2021, the United Kingdom released its 2021 budget, which includes a proposed increase to the corporate tax rate from 19 percent to 25 percent effective April 1, 2023. The company is assessing the impact of this proposed rate increase which could result in additional tax expense in the period in which the law is enacted.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended March 31,
($ in millions)	2021	2020

Net sales	$1,296	$1,181

Comparable operating earnings	$140	$146
Business consolidation and other activities (a)	1	(3)
Amortization of acquired intangibles	(7)	(7)
Total segment earnings	$134	$136
Comparable operating earnings as a % of segment net sales	11%	12%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Segment sales for the three months ended March 31, 2021, were $115 million higher, compared to the same period in 2020. The increase for the three months ended March 31, 2021, was primarily due to higher volumes of approximately $60 million, higher specialty mix, pass through of higher aluminum prices and improved customer contractual terms.

Comparable operating earnings for the three months ended March 31, 2021, were $6 million lower compared to the same period in 2020. The decrease for the three months ended March 31, 2021, was primarily due to higher specialty volumes and improved customer contractual terms, which are more than offset by startup costs for new manufacturing facilities and lost production from winter storms.

Beverage Packaging, EMEA

	Three Months Ended March 31,
($ in millions)	2021	2020

Net sales	$796	$669

Comparable operating earnings	$100	$68
Business consolidation and other activities (a)	(2)	(3)
Amortization of acquired intangibles	(17)	(16)
Total segment earnings	$81	$49
Comparable operating earnings as a % of segment net sales	13%	10%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Segment sales for the three months ended March 31, 2021, were $127 million higher, compared to the same period in 2020. The increase in sales was primarily related to increased sales volumes of approximately $60 million, favorable currency exchange of approximately $65 million and pass through of higher aluminum prices.

Comparable operating earnings for the three months ended March 31, 2021, were $32 million higher, compared to the same period in 2020. The increase in comparable operating earnings was primarily due to higher sales volumes.

Beverage Packaging, South America

	Three Months Ended March 31,
($ in millions)	2021	2020

Net sales	$487	$405

Comparable operating earnings	$93	$63
Business consolidation and other activities (a)	(1)	(1)
Amortization of acquired intangibles	(14)	(14)
Total segment earnings	$78	$48
Comparable operating earnings as a % of segment net sales	19%	16%
(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Segment sales for the three months ended March 31, 2021, were $82 million higher compared to the same period in 2020. The increase in sales was primarily related to increased sales volumes of approximately $75 million and pass through of higher aluminum prices.

Comparable operating earnings for the three months ended March 31, 2021, were $30 million higher compared to the same period in 2020. The increase in comparable operating earnings was primarily due to increased sales volumes and favorable mix.

Aerospace

	Three Months Ended March 31,
($ in millions)	2021	2020

Net sales	$424	$432
Comparable operating earnings	35	40
Comparable operating earnings as a % of segment net sales	8%	9%

Segment sales for the three months ended March 31, 2021, were $8 million lower compared to the same period in 2020, and comparable operating earnings for the three months ended March 31, 2021, were $5 million lower compared to the same period in 2020. The lower sales and comparable operating earnings for the three months ended March 31, 2021, were primarily due to the timing of material and subcontract cost volume on the company’s U.S. national defense contracts, as well as certain supply chain matters affecting a national defense contract.

The aerospace sales contract mix for the three months ended March 31, 2021, consisted of 50 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 47 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $2.2 billion and $2.4 billion at March 31, 2021, and December 31, 2020, respectively. The backlog at March 31, 2021, consisted of 45 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, timing variances in program funding and the uncertain timing of future contract awards.

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended March 31,
($ in millions)	2021	2020

Net earnings attributable to Ball Corporation	$200	$23
Net earnings (loss) attributable to noncontrolling interests, net of tax	—	—
Net earnings	200	23
Equity in results of affiliates, net of tax	1	25
Tax provision (benefit)	32	(4)
Earnings before taxes, as reported	233	44
Total interest expense	67	111
Earnings before interest and taxes	300	155
Business consolidation and other activities	7	115
Amortization of acquired intangibles	38	37
Comparable operating earnings	$345	$307

Our calculation of comparable net earnings is summarized below:

	Three Months Ended March 31,
($ in millions, except per share amounts)	2021	2020

Net earnings attributable to Ball Corporation	$200	$23
Business consolidation and other activities	7	115
Amortization of acquired intangibles	38	37
Share of equity method affiliate non-comparable costs, net of tax	6	30
Debt refinancing and other costs	—	40
Non-controlling interest share of non-comparable costs, net of tax	—	1
Noncomparable taxes	(11)	(44)
Comparable net earnings	$240	$202

Diluted earnings per share	$0.60	$0.07
Comparable diluted earnings per share	$0.72	$0.61

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements included within Item 1 of this report on Form 10-Q.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

The following summarizes our cash flows:

	Three Months Ended March 31,
($ in millions)	2021	2020

Cash flows provided by (used in) operating activities	$(477)	$(708)
Cash flows provided by (used in) investing activities	(348)	(234)
Cash flows provided by (used in) financing activities	(54)	25

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

Cash outflows used in operating activities were $477 million in 2021, primarily driven by net earnings after depreciation and amortization of $368 million being more than offset by working capital outflows of $703 million and pension contributions of $162 million. In comparison to the same period of 2020, our working capital movements reflect an increase in days sales outstanding from 42 days in 2020 to 48 days in 2021, and a decrease in days payable outstanding from 128 days in 2020 to 117 days in 2021.

Cash outflows used in investing activities were $348 million in 2021, driven primarily by $363 million of capital expenditures for large growth projects.

Cash outflows used in financing activities were $54 million in 2021, driven primarily by common stock dividends of $50 million.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.6 billion at March 31, 2021, and December 31, 2020. A total of $348 million and $232 million were available for sale under such programs as of March 31, 2021, and December 31, 2020, respectively.

Contributions to the company’s defined benefit pension plans were $162 million in the first three months of 2021 compared to $11 million in the first three months of 2020, and such contributions are expected to be approximately $185 million for the full year of 2021. This estimate may change based on changes to the U.S. Pension Protection Act, the effects of the CARES and ARPA Acts and the actual returns achieved on plan assets, among other factors.

We expect 2021 capital expenditures for property, plant and equipment will likely exceed $1.5 billion, and approximately $1.4 billion was contractually committed as of March 31, 2021.

As of March 31, 2021, approximately $438 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. Management believes its U.S. operating cash flows and cash on hand, together with its availability under long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $5 million during the three months ended March 31, 2021, compared to $88 million of repurchases, net of issuances, during the same period of 2020. The company’s share repurchases are completed using cash on hand, cash provided by operating activities and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2024, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $7.7 billion and $7.8 billion was outstanding at March 31, 2021, and December 31, 2020, respectively.

At March 31, 2021, taking into account our outstanding letters of credit, approximately $1.7 billion was available under existing long-term, multi-currency committed revolving credit facilities, which are available until March 2024. In addition to these facilities, the company had approximately $1 billion of short-term uncommitted credit facilities available as of March 31, 2021, of which $21 million was outstanding and due on demand.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at March 31, 2021, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of December 31, 2022. As of March 31, 2021, the company could borrow up to its limits available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details regarding our debt are available in Note 15 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

The following summarized financial information relates to the obligor group as of March 31, 2021, and December 31, 2020, and for the three months ended March 31, 2021, and the year ended December 31, 2020. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Three Months Ended	Year Ended
($ in millions)	March 31, 2021	December 31, 2020

Net sales	$1,783	$7,115
Gross profit (a)	192	935
Net earnings (loss)	93	528
Net earnings (loss) attributable to Ball	93	528
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $47 million for the three months ended March 31, 2021, and $167 million for the year ended December 31, 2020.

	March 31,	December 31,
($ in millions)	2021	2020

Current assets	$1,935	$2,211
Noncurrent assets	13,979	13,701
Current liabilities	4,333	3,704
Noncurrent liabilities	10,156	10,854

Included in the amounts disclosed in the tables above, at March 31, 2021, and December 31, 2020, the obligor group held receivables due from other subsidiary companies of $404 million and $221 million, respectively, long-term notes receivable due from other subsidiary companies of $9.1 billion and $9.2 billion, respectively, payables due to other subsidiary companies of $1.7 billion as of both periods, and long-term notes payable due to other subsidiary companies of $1.8 billion and $1.5 billion, respectively.

For the three months ended March 31, 2020, and the year ended December 31, 2020, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $185 million and $804 million, respectively, net credits from them of $8 million and $24 million, respectively, and net interest income from them of $83 million and $393 million, respectively. During the year ended December 31, 2020, the obligor group received dividends from other subsidiary companies of $56 million.

A description of the terms and conditions of the company’s debt guarantees is located in Note 22 of Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases and the company’s deferred compensation stock plan, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2020 Annual Report on Form 10-K filed on February 17, 2021, and in Note 20 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements concerning future events and financial performance. Words such as "expects," "anticipates," "estimates," "believes," and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements and any such statements should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Additional factors that might affect: a) our packaging segments include product capacity, supply, and demand constraints and fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; changes in major customer or supplier contracts or loss of a major customer or supplier; political instability and sanctions; currency controls; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and shelter-in-place orders in any country or jurisdiction affecting goods produced by us or in our supply chain, including imported raw materials; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the Company as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; rates of return on assets of the Company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including policies, orders, and actions related to COVID-19; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on our operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended March 31, 2021, except as discussed in Note 21 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the first quarter of 2021.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2021	—	$—	—	36,547,906
February 1 to February 28, 2021	44,936	89.57	44,936	36,502,970
March 1 to March 31, 2021	76,591	83.35	76,591	36,426,379
Total	121,527	85.65	121,527
(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 50 million shares are authorized to repurchase by Ball’s Board of Directors.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2021.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended March 31, 2021.

Item 6.     Exhibits

10.1	Ball Corporation Deposit Share Program for United States Participants, amended and restated as of July 27, 2016 (filed herewith).
12	Obligor group subsidiaries of Ball Corporation

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, Chairman and Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Executive Vice President and Chief Financial Officer of Ball Corporation.

32.1

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by John A. Hayes, Chairman and Chief Executive Officer of Ball Corporation.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Executive Vice President and Chief Financial Officer

Date:	May 7, 2021