Form 10-Q
period 2021-06-30
BALL Corp
filed 2021-08-06
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at July 31, 2021
Common Stock, without par value	BLL	NYSE	326,610,304 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2021	2020	2021	2020

Net sales	$3,459	$2,801	$6,584	$5,586

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,760)	(2,230)	(5,253)	(4,445)
Depreciation and amortization	(172)	(170)	(340)	(339)
Selling, general and administrative	(166)	(111)	(323)	(242)
Business consolidation and other activities	12	(112)	5	(227)
	(3,086)	(2,623)	(5,911)	(5,253)

Earnings before interest and taxes	373	178	673	333

Interest expense	(66)	(67)	(133)	(138)
Debt refinancing and other costs	—	—	—	(40)
Total interest expense	(66)	(67)	(133)	(178)

Earnings before taxes	307	111	540	155
Tax (provision) benefit	(116)	(23)	(148)	(19)
Equity in results of affiliates, net of tax	11	4	10	(21)
Net earnings	202	92	402	115
Net (earnings) loss attributable to noncontrolling interests	—	2	—	2
Net earnings attributable to Ball Corporation	$202	$94	$402	$117

Earnings per share:
Basic	$0.62	$0.29	$1.23	$0.36
Diluted	$0.61	$0.28	$1.20	$0.35

Weighted average shares outstanding: (000s)
Basic	327,625	325,994	327,718	325,670
Diluted	333,378	331,717	333,615	331,884

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Net earnings	$202	$92	$402	$115

Other comprehensive earnings (loss):
Foreign currency translation adjustment	48	62	36	(162)
Pension and other postretirement benefits	8	(3)	49	(11)
Derivatives designated as hedges	60	11	106	19
Total other comprehensive earnings (loss)	116	70	191	(154)
Income tax (provision) benefit	(16)	1	(34)	(4)
Total other comprehensive earnings (loss), net of tax	100	71	157	(158)

Total comprehensive earnings (loss)	302	163	559	(43)
Comprehensive (earnings) loss attributable to noncontrolling interests	—	2	—	2
Comprehensive earnings (loss) attributable to Ball Corporation	$302	$165	$559	$(41)

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2021	2020

Assets
Current assets
Cash and cash equivalents	$571	$1,366
Receivables, net	2,620	1,738
Inventories, net	1,490	1,353
Other current assets	348	218
Total current assets	5,029	4,675
Noncurrent assets
Property, plant and equipment, net	5,915	5,351
Goodwill	4,448	4,484
Intangible assets, net	1,785	1,883
Other assets	1,969	1,859
Total assets	$19,146	$18,252

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$771	$17
Accounts payable	3,961	3,430
Accrued employee costs	334	347
Other current liabilities	851	650
Total current liabilities	5,917	4,444
Noncurrent liabilities
Long-term debt	6,970	7,783
Employee benefit obligations	1,393	1,613
Deferred taxes	671	634
Other liabilities	494	441
Total liabilities	15,445	14,915

Equity
Common stock (680,245,789 shares issued - 2021; 679,524,325 shares issued - 2020)	1,195	1,167
Retained earnings	6,496	6,192
Accumulated other comprehensive earnings (loss)	(797)	(954)
Treasury stock, at cost (353,474,807 shares - 2021; 351,938,709 shares - 2020)	(3,255)	(3,130)
Total Ball Corporation shareholders' equity	3,639	3,275
Noncontrolling interests	62	62
Total equity	3,701	3,337
Total liabilities and equity	$19,146	$18,252

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in millions)	2021	2020

Cash Flows from Operating Activities
Net earnings	$402	$115
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	340	339
Business consolidation and other activities	(5)	227
Deferred tax provision (benefit)	73	(50)
Other, net	(146)	78
Changes in working capital components, net of dispositions	(496)	(941)
Cash provided by (used in) operating activities	168	(232)
Cash Flows from Investing Activities
Capital expenditures	(757)	(447)
Business dispositions, net of cash sold	1	(17)
Other, net	20	23
Cash provided by (used in) investing activities	(736)	(441)
Cash Flows from Financing Activities
Long-term borrowings	—	1,252
Repayments of long-term borrowings	(14)	(1,916)
Net change in short-term borrowings	19	492
Proceeds (payments) from issuances of common stock, net of shares used for taxes	18	(25)
Acquisitions of treasury stock	(146)	(57)
Common stock dividends	(99)	(100)
Other, net	—	(34)
Cash provided by (used in) financing activities	(222)	(388)

Effect of exchange rate changes on cash	(5)	(92)

Change in cash, cash equivalents and restricted cash	(795)	(1,153)
Cash, cash equivalents and restricted cash - beginning of period	1,381	1,806
Cash, cash equivalents and restricted cash - end of period	$586	$653

See accompanying notes to the unaudited condensed consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (consolidated financial statements) include the accounts of Ball Corporation and its controlled affiliates, including its consolidated variable interest entities (collectively Ball, the company, we or our), and have been prepared by the company. Certain information and footnote disclosures, including critical and significant accounting policies normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this quarterly presentation.

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the variability of contract sales in the company’s aerospace segment. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s 2020 Annual Report on Form 10-K filed on February 17, 2021, pursuant to the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020 (annual report).

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires Ball’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and reported amounts of sales and expenses during the reporting periods. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Ball’s management evaluates these estimates on an ongoing basis and adjusts or revises the estimates as circumstances change. As future events and their impacts cannot be determined with precision, actual results may differ from these estimates. In the opinion of management, the consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary to fairly state the results of the periods presented.

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Risks and Uncertainties – Novel Coronavirus (COVID-19)

The preparation of consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management’s judgement about the outcome of future events. The current global business environment is being impacted directly and indirectly by the effects of the novel coronavirus (COVID-19), and it is not possible to accurately estimate the impacts of COVID-19. However, Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of COVID-19 in the near term.

●	Estimates regarding the future financial performance of the business used in the company’s impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory;
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at June 30, 2021, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

In addition to the above potential impacts on the estimates used in preparing consolidated financial statements, COVID-19 has the potential to increase Ball’s vulnerabilities to near-term severe impacts related to certain concentrations in its business. In line with other companies in the packaging and aerospace industries, Ball makes the majority of its sales and significant purchases to or from a relatively small number of global, or large regional, customers and suppliers. Furthermore, Ball makes the majority of its sales from a small number of product lines. The potential of COVID-19 to affect a significant customer or supplier, or to affect demand for certain products to a significant degree, heightens the vulnerability of Ball to these concentrations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

Income Tax Simplification

In December 2019, new guidance was issued to simplify the accounting for income taxes. Ball adopted this guidance and all related amendments on January 1, 2021, applying either the retrospective basis, the modified retrospective method, or the prospective method where appropriate. The adoption of this guidance had no impact on the company’s consolidated financial statements.

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

As presented in the table below, Other consists of a non-reportable operating segment (beverage packaging, other) that manufactures and sells aluminum beverage containers in India, Saudi Arabia and throughout the Asia Pacific region; a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers and aluminum slugs (aerosol packaging) throughout North America, South America, Europe, and Asia; a non-reportable operating segment that manufactures and sells aluminum cups (aluminum cups); undistributed corporate expenses; intercompany eliminations and other business activities.

The accounting policies of the segments are the same as those used in the company’s consolidated financial statements as discussed in Note 1. The company also has investments in operations in Guatemala, Panama, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. In June 2021, Ball entered into an agreement to sell its minority-owned investment in South Korea. Refer to Note 4 for additional details.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020

Net sales
Beverage packaging, North and Central America	$1,524	$1,267	$2,820	$2,448
Beverage packaging, EMEA	906	699	1,702	1,368
Beverage packaging, South America	452	329	939	734
Aerospace	459	438	883	870
Reportable segment sales	3,341	2,733	6,344	5,420
Other	118	68	240	166
Net sales	$3,459	$2,801	$6,584	$5,586

Comparable operating earnings
Beverage packaging, North and Central America	$193	$189	$333	$335
Beverage packaging, EMEA	124	63	224	131
Beverage packaging, South America	78	46	171	109
Aerospace	34	30	69	70
Reportable segment comparable operating earnings	429	328	797	645
Reconciling items
Other (a)	(30)	(1)	(53)	(11)
Business consolidation and other activities	12	(112)	5	(227)
Amortization of acquired intangibles	(38)	(37)	(76)	(74)
Earnings before interest and taxes	373	178	673	333
Interest expense	(66)	(67)	(133)	(138)
Debt refinancing and other costs	—	—	—	(40)
Total interest expense	(66)	(67)	(133)	(178)
Earnings before taxes	$307	$111	$540	$155
(a)	Includes undistributed corporate expenses, net, of $28 million and $6 million for the three months ended June 30, 2021 and 2020, respectively, and $54 million and $20 million for the six months ended June 30, 2021 and 2020, respectively.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

4.     Acquisitions and Dispositions

Brazil Aluminum Aerosol Packaging Business

In August 2020, the company acquired the entire share capital of Tubex Industria E Comercio de Embalagens Ltda, an aluminum aerosol packaging business with a plant in Itupeva, Brazil, for the purchase price of $80 million, subject to customary closing adjustments, including initial cash consideration of $69 million plus potential additional consideration not to exceed $30 million in total. The business is part of Ball’s aerosol packaging operating segment. The transaction broadens the geographic reach of Ball’s aluminum aerosol packaging business, serving the growing Brazilian personal care market.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

South Korea Investment

In June 2021, Ball entered into an agreement to sell its minority-owned investment in South Korea, which is expected to close during the third quarter of 2021. The company expects to receive total proceeds of $120 million, of which $30 million was received as a deposit during June 2021. This deposit is presented in other current liabilities in Ball’s unaudited condensed consolidated balance sheets and in other, net, cash flows provided by (used in) investing activities in Ball’s unaudited condensed consolidated statements of cash flows. See Note 6 for further details.

5.     Revenue from Contracts with Customers

Disaggregation of Sales

The company disaggregates net sales by reportable segments as disclosed in Note 3, and based on the timing of transfer of control for goods and services as explained below. The transfer of control for goods and services may occur at a point in time or over time.

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

2021	$624	$2,835	$3,459	$1,234	$5,350	$6,584
2020	531	2,270	2,801	1,034	4,552	5,586

Contract Balances

The company did not have any contract assets at either June 30, 2021, or December 31, 2020. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2020	$108	$29
Increase (decrease)	136	(4)
Balance at June 30, 2021	$244	$25

During the six months ended June 30, 2021, total contract liabilities increased by $132 million, which is net of cash received of $359 million and amounts recognized as sales of $227 million, the majority of which related to current contract liabilities. The amount of sales recognized in the six months ended June 30, 2021, which were included in the opening contract liabilities balances, was $108 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized net sales of $4 million and a net reduction of sales of $5 million in the three months ended June 30, 2021 and 2020, respectively, and net sales of $11 million and $4 million in the six months ended June 30, 2021 and 2020, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of June 30, 2021	$1,444	$1,399	$2,843

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020

Beverage packaging, North and Central America	$(2)	$(1)	$(1)	$(4)
Beverage packaging, EMEA	(1)	(3)	(3)	(6)
Beverage packaging, South America	21	(3)	20	(4)
Other	(6)	(105)	(11)	(213)
	$12	$(112)	$5	$(227)

2021

Beverage Packaging, North and Central America

During the three and six months ended June 30, 2021, the company recorded net charges of $2 million and $1 million, respectively, for individually insignificant activities in connection with previously announced closures of certain plants and other activities.

Beverage Packaging, EMEA

During the three and six months ended June 30, 2021, the company recorded charges of $1 million and $3 million, respectively, for individually insignificant activities in connection with previously announced plant closures, restructuring and other activities.

Beverage Packaging, South America

During the three and six months ended June 30, 2021, the company recorded a $22 million gain related to indirect tax gain contingencies in Brazil as these amounts are now estimable and realizable. The company’s Brazilian subsidiaries filed lawsuits in 2014 and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities because the tax base included a “tax on tax” component. See Note 21 for further details. Additional charges in the three and six months ended June 30, 2021, were $1 million and $2 million, respectively, for individually insignificant activities.

Other

During the three and six months ended June 30, 2021, the company recorded an impairment charge of $5 million related to the pending sale of its minority-owned investment in South Korea. See Note 4 for further details. Additional charges in the three and six months ended June 30, 2021, include $1 million and $6 million, respectively, for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2020

Beverage Packaging, North and Central America

During the three and six months ended June 30, 2020, the company recorded charges of $1 million and $4 million, respectively, for individually insignificant activities.

Beverage Packaging, EMEA

During the three and six months ended June 30, 2020, the company recorded charges of $3 million and $6 million, respectively, for individually insignificant activities.

Beverage Packaging, South America

During the three and six months ended June 30, 2020, the company recorded charges of $3 million and $4 million, respectively, for individually insignificant activities.

Other

During the three months ended June 30, 2020, the company recorded the following amounts:

●	A non-cash settlement loss of $97 million related to the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined pension plans, which triggered settlement accounting. The settlement loss primarily reflects the recognition of aggregate unamortized actuarial losses in these U.S. pension plans.
●	Charges of $8 million for individually insignificant activities.

During the six months ended June 30, 2020, the company recorded the following amounts:

●	A non-cash settlement loss of $97 million related to the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined pension plans, which triggered settlement accounting. The settlement loss primarily reflects the recognition of aggregate unamortized actuarial losses in these U.S. pension plans.
●	A non-cash impairment charge of $62 million related to the goodwill of the beverage packaging, other, operating segment. See Note 11 for further details.
●	A non-cash charge of $23 million resulting from the deterioration of China’s real estate market in 2020, which led the company to reduce the value of potential future consideration due as part of the 2019 sale of its China beverage packaging business.
●	Charges of $15 million resulting from an adjustment to the selling price of the company’s former steel food and aerosol business.
●	A credit of $11 million related to the reversal of reserves against working capital recorded in 2019 in the beverage packaging, other, segment, as previously at-risk balances were subsequently collected.
●	Charges of $6 million for long-term incentive and other compensation arrangements associated with the 2016 Rexam acquisition.
●	Charges of $21 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

7.	Supplemental Cash Flow Statement Disclosures

	June 30,
($ in millions)	2021	2020

Beginning of period:
Cash and cash equivalents	$1,366	$1,798
Current restricted cash (included in other current assets)	15	8
Total cash, cash equivalents and restricted cash	$1,381	$1,806

End of period:
Cash and cash equivalents	$571	$643
Current restricted cash (included in other current assets)	15	10
Total cash, cash equivalents and restricted cash	$586	$653

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to approximately $565 million at June 30, 2021, and $409 million at December 31, 2020.

8.     Receivables, Net

	June 30,	December 31,
($ in millions)	2021	2020

Trade accounts receivable	$1,462	$825
Unbilled receivables	649	528
Less: Allowance for doubtful accounts	(9)	(9)
Net trade accounts receivable	2,102	1,344
Other receivables	518	394
	$2,620	$1,738

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of its receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.8 billion at June 30, 2021, and $1.6 billion at December 31, 2020. A total of $327 million and $232 million were available for sale under these programs as of June 30, 2021, and December 31, 2020, respectively.

Other receivables include income and sales tax receivables and other miscellaneous receivables.

9.     Inventories, Net

	June 30,	December 31,
($ in millions)	2021	2020

Raw materials and supplies	$945	$889
Work-in-process and finished goods	639	557
Less: Inventory reserves	(94)	(93)
	$1,490	$1,353

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.     Property, Plant and Equipment, Net

	June 30,	December 31,
($ in millions)	2021	2020

Land	$164	$163
Buildings	1,867	1,653
Machinery and equipment	6,607	6,214
Construction-in-progress	1,017	883
	9,655	8,913
Accumulated depreciation	(3,740)	(3,562)
	$5,915	$5,351

Depreciation expense amounted to $127 million and $126 million for the three months ended June 30, 2021 and 2020, respectively, and $250 million and $250 million for the six months ended June 30, 2021 and 2020, respectively.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2020	$1,275	$1,573	$1,298	$40	$298	$4,484
Effects of currency exchange	—	(33)	—	—	(3)	(36)
Balance at June 30, 2021	$1,275	$1,540	$1,298	$40	$295	$4,448

Goodwill in the above table is presented net of accumulated impairment losses of $62 million as of June 30, 2021 and December 31, 2020.

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

12.    Intangible Assets, Net

	June 30,	December 31,
($ in millions)	2021	2020

Acquired customer relationships and other intangibles (net of accumulated amortization of $799 million at June 30, 2021, and $729 million at December 31, 2020)	$1,694	$1,785
Capitalized software (net of accumulated amortization of $206 million at June 30, 2021, and $196 million at December 31, 2020)	65	69
Other intangibles (net of accumulated amortization of $94 million at June 30, 2021, and $124 million at December 31, 2020)	26	29
	$1,785	$1,883

Total amortization expense of intangible assets amounted to $45 million and $44 million for the three months ended June 30, 2021 and 2020, respectively, and $90 million and $89 million for the six months ended June 30, 2021 and 2020, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.    Other Assets

	June 30,	December 31,
($ in millions)	2021	2020

Long-term pension assets	$579	$562
Investments in affiliates	305	321
Right-of-use operating lease assets	383	302
Long-term deferred tax assets	155	227
Other	547	447
	$1,969	$1,859

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

Supplemental balance sheet information related to the company’s leases follows:

		June 30,	December 31,
($ in millions)	Balance Sheet Location	2021	2020

Operating leases:
Operating lease ROU asset	Other assets	$383	$302
Current operating lease liabilities	Other current liabilities	75	63
Noncurrent operating lease liabilities	Other liabilities	310	232
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	$10	$11
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	9	10

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.    Debt

Long-term debt consisted of the following:

	June 30,	December 31,
($ in millions)	2021	2020

Senior Notes
5.00% due March 2022	$736	$748
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	830	855
0.875%, euro denominated, due March 2024	889	916
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	652	672
2.875% due August 2030	1,300	1,300
Senior Credit Facility (at variable rates)
Term A loan due March 2024	593	593
Finance lease obligations	11	12
Other (including debt issuance costs)	(53)	(60)
	7,708	7,786
Less: Current portion	(738)	(3)
	$6,970	$7,783

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in March 2024, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At June 30, 2021, taking into account outstanding letters of credit, $1.7 billion was available under the company’s long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1 billion of short-term uncommitted credit facilities available at June 30, 2021, of which $33 million was outstanding and due on demand. At December 31, 2020, the company had $14 million outstanding under short-term uncommitted credit facilities.

The fair value of long-term debt was estimated to be $8.1 billion at June 30, 2021, and $8.3 billion at December 31, 2020. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires the company to maintain a leverage ratio (as defined) of no greater than 5.0 times as of June 30, 2021, which will change to 4.5 times as of December 31, 2022. The company was in compliance with all loan agreements and debt covenants at both June 30, 2021, and December 31, 2020, and it has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was 37.8 percent and 27.4 percent for the three and six months ended June 30, 2021, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and six months ended June 30, 2021, was reduced by 3.8 and 3.2 percentage points, respectively, for federal tax credits, reduced by 0.8 and 2.6 percentage points, respectively, for foreign rate differences net of foreign withholding tax, and increased by 18.4 and 10.5 percentage points, respectively, for the U.K.’s enacted tax rate change.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The company’s effective tax rate was 20.7 percent and 12.3 percent for the three and six months ended June 30, 2020, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and six months ended June 30, 2020, was reduced by 3.7 and 17.2 percentage points, respectively, for the benefit of share-based compensation, reduced by 11.2 and 9.4 percentage points, respectively, for federal tax credits, increased by 0.2 percentage points and reduced by 3.8 percentage points, respectively, for the equity in results of affiliates, increased by 8.4 and 9.2 percentage points, respectively, for the impact of revaluing certain deferred tax assets due to fluctuations in foreign currency exchange rates, increased by 4.2 and 0.5 percentage points, respectively, for foreign rate differences net of foreign withholding tax, and increased by 10 percentage points for the sixth months ended June 30, 2020, for the impact of the beverage packaging, other, goodwill impairment.

17.    Employee Benefit Obligations

	June 30,	December 31,
($ in millions)	2021	2020

Underfunded defined benefit pension liabilities	$810	$955
Less: Current portion	(23)	(24)
Long-term defined benefit pension liabilities	787	931
Long-term retiree medical liabilities	151	156
Deferred compensation plans	396	439
Other	59	87
	$1,393	$1,613

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended June 30,
	2021			2020
($ in millions)	U.S.	Foreign	Total	U.S.		Foreign	Total

Ball-sponsored plans:
Service cost	$21	$3	$24	$16		$4	$20
Interest cost	13	9	22	18		15	33
Expected return on plan assets	(31)	(16)	(47)	(31)		(21)	(52)
Amortization of prior service cost	1	—	1	1		—	1
Recognized net actuarial loss	11	2	13	10		2	12
Settlement losses	—	—	—	97	(a)	—	97
Total net periodic benefit cost	$15	$(2)	$13	$111		$—	$111
(a)	Includes settlement losses related to the purchase of non-participating annuities and lump-sum payments which were recorded in business consolidation and other activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2021			2020
($ in millions)	U.S.	Non-U.S.	Total	U.S.		Non-U.S.	Total

Ball-sponsored plans:
Service cost	$42	$6	$48	$32		$8	$40
Interest cost	26	18	44	38		29	67
Expected return on plan assets	(62)	(32)	(94)	(62)		(42)	(104)
Amortization of prior service cost	1	1	2	1		1	2
Recognized net actuarial loss	24	3	27	20		3	23
Settlement losses	—	—	—	97	(a)	—	97
Total net periodic benefit cost	$31	$(4)	$27	$126		$(1)	$125
(a)	Includes settlement losses related to the purchase of non-participating annuities and lump-sum payments which were recorded in business consolidation and other activities.

Non-service pension income of $11 million and $6 million for the three months ended June 30, 2021 and 2020, respectively, and income of $21 million and $12 million for the six months ended June 30, 2021 and 2020, respectively, is included in selling, general, and administrative (SG&A) expenses.

Contributions to the company’s defined benefit pension plans were $167 million for the first six months of 2021 compared to $11 million for the first six months of 2020, and such contributions are expected to be approximately $215 million for the full year of 2021. This estimate may change based on changes to the U.S. Pension Protection Act, the effects of the Coronavirus Aid, Relief, and Economic Security Act (CARES) and American Rescue Plan Act (ARPA) and the actual returns achieved on plan assets, among other factors.

18.    Equity and Accumulated Other Comprehensive Earnings

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at March 31, 2021	680,014	$1,171	(351,899)	$(3,124)	$6,342	$(897)	$62	$3,554
Net earnings	—	—	—	—	202	—	—	202
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	100	—	100
Common dividends, net of tax benefits	—	—	—	—	(48)	—	—	(48)
Treasury stock purchases	—	—	(1,651)	(139)	—	—	—	(139)
Treasury shares reissued	—	—	75	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	232	24	—	—	—	—	—	24
Balance at June 30, 2021	680,246	$1,195	(353,475)	$(3,255)	$6,496	$(797)	$62	$3,701

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at March 31, 2020	678,128	$1,151	(352,209)	$(3,159)	$5,777	$(1,139)	$70	$2,700
Net earnings	—	—	—	—	94	—	(2)	92
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	71	—	71
Common dividends, net of tax benefits	—	—	—	—	(50)	—	—	(50)
Treasury stock purchases	—	—	—	—	—	—	—	—
Treasury shares reissued	—	—	106	7	—	—	—	7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	356	2	—	—	—	—	—	2
Other activity	—	—	1	7	1	—	—	8
Balance at June 30, 2020	678,484	$1,153	(352,102)	$(3,145)	$5,822	$(1,068)	$68	$2,830

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2020	679,524	$1,167	(351,939)	$(3,130)	$6,192	$(954)	$62	$3,337
Net earnings (loss)	—	—	—	—	402	—	—	402
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	157	—	157
Common dividends, net of tax benefits	—	—	—	—	(98)	—	—	(98)
Treasury stock purchases	—	—	(1,772)	(149)	—	—	—	(149)
Treasury shares reissued	—	—	236	16	—	—	—	16
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	722	28	—	8	—	—	—	36
Balance at June 30, 2021	680,246	$1,195	(353,475)	$(3,255)	$6,496	$(797)	$62	$3,701

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2019	676,302	$1,178	(351,667)	$(3,122)	$5,803	$(910)	$70	$3,019
Net earnings	—	—	—	—	117	—	(2)	115
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(158)	—	(158)
Common dividends, net of tax benefits	—		—	—	(99)	—	—	(99)
Treasury stock purchases	—	—	(774)	(54)	—	—	—	(54)
Treasury shares reissued	—	—	338	14	—	—	—	14
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,182	(25)	—	—	—	—	—	(25)
Other activity	—	—	1	17	1	—	—	18
Balance at June 30, 2020	678,484	$1,153	(352,102)	$(3,145)	$5,822	$(1,068)	$68	$2,830

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2020	(555)	(466)	67	(954)
Other comprehensive earnings (loss) before reclassifications	36	18	100	154
Reclassification of net deferred (gains) losses into earnings	—	21	(18)	3
Balance at June 30, 2021	$(519)	$(427)	$149	$(797)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(45)	$37	$(61)	$37
Commodity contracts recorded in cost of sales	32	(39)	42	(35)
Currency exchange contracts recorded in selling, general and administrative	(3)	(11)	39	7
Cross-currency swaps recorded in selling, general and administrative	—	—	—	(1)
Interest rate contracts recorded in interest expense	—	(2)	—	(3)
Total before tax effect	(16)	(15)	20	5
Tax benefit (expense) on amounts reclassified into earnings	5	3	(2)	(2)
Recognized gain (loss), net of tax	$(11)	$(12)	$18	$3

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$(13)	$(9)	$(27)	$(20)
Prior service income (expense)	(1)	(1)	(2)	(1)
Effect of pension settlements	—	(104)	—	(104)
Total before tax effect	(14)	(114)	(29)	(125)
Tax benefit (expense) on amounts reclassified into earnings	4	28	8	31
Recognized gain (loss), net of tax	$(10)	$(86)	$(21)	$(94)
(a)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

19.    Earnings and Dividends Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts; shares in thousands)	2021	2020	2021	2020

Net earnings attributable to Ball Corporation	$202	$94	$402	$117

Basic weighted average common shares	327,625	325,994	327,718	325,670
Effect of dilutive securities	5,753	5,723	5,897	6,214
Weighted average shares applicable to diluted earnings per share	333,378	331,717	333,615	331,884

Per basic share	$0.62	$0.29	$1.23	$0.36
Per diluted share	$0.61	$0.28	$1.20	$0.35

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled one million for the three and six months ended June 30, 2021 and 2020.

The company declared and paid dividends of $0.15 per share and $0.30 per share for the three and six months ended June 30, 2021 and 2020, respectively. On July 28, 2021, Ball’s board of directors increased the company’s quarterly common share dividend by 33 percent to 20 cents per share, which will be effective for the next quarterly dividend to be paid on September 15, 2021, to shareholders of record as of September 1, 2021.

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

The following table provides additional information related to the commercial risk management instruments described above:

($ in millions)	June 30, 2021
Commercial risk area	Commodity		Currency	Interest Rate

Notional amount of contracts	$1,685	(a)	$2,784	$1,930
Net gain (loss) included in AOCI, after-tax	122	(b)	27	—
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	107	(b)	21	—

Longest duration of forecasted cash flow hedge transactions in years	3		4	2
(a)	Substantially all aluminum contracts received hedge accounting treatment as of June 30, 2021.
(b)	Substantially all of this gain (loss) will be offset by pricing changes in sales and purchase contracts.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through March 2022 and have a combined notional value of 2.6 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of June 30, 2021, and December 31, 2020, the aggregate fair value of all derivative instruments with credit-risk-related contingent features was a net liability position of $12 million and $52 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of June 30, 2021, and December 31, 2020, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		June 30, 2021
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$145	$—	$145
Foreign currency contracts		5	17	22
Other contracts		1	—	1
Total current derivative contracts	Other current assets	$151	$17	$168

Commodity contracts		$20	$—	$20
Foreign currency contracts		21	—	21
Total noncurrent derivative contracts	Other noncurrent assets	$41	$—	$41

Liabilities:
Commodity contracts		$28	$1	$29
Foreign currency contracts		1	5	6
Other contracts		—	10	10
Total current derivative contracts	Other current liabilities	$29	$16	$45

Foreign currency contracts		$—	$3	$3
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$3	$3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2020
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$50	$—	$50
Foreign currency contracts		3	27	30
Other contracts		—	2	2
Total current derivative contracts	Other current assets	$53	$29	$82

Commodity contracts		$8	$—	$8
Total noncurrent derivative contracts	Other noncurrent assets	$8	$—	$8

Liabilities:
Commodity contracts		$17	$—	$17
Foreign currency contracts		—	63	63
Other contracts		—	4	4
Total current derivative contracts	Other current liabilities	$17	$67	$84

Foreign currency contracts		$8	$2	$10
Total noncurrent derivative contracts	Other noncurrent liabilities	$8	$2	$10

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source, or from the use of third-party software. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future. The present value discounting factor is based on the comparable time period LIBOR rate or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of June 30, 2021, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended June 30,
		2021		2020
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(45)	$—	$37	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	32	3	(39)	10
Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	—	(2)	(1)
Foreign currency contracts - manage currency exposure	Selling, general and administrative	(3)	(15)	(11)	18
Equity contracts	Selling, general and administrative	—	(9)	—	12
Total		$(16)	$(21)	$(15)	$39

		Six Months Ended June 30,
		2021		2020
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(61)	$—	$37	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	42	6	(35)	9
Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	—	(3)	—
Foreign currency contracts - manage currency exposure	Selling, general and administrative	39	20	7	40
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	—	—	(1)	—
Equity contracts	Selling, general and administrative	—	(34)	—	10
Total		$20	$(8)	$5	$60

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020

Amounts reclassified into earnings:
Commodity contracts	$13	$2	$19	$(2)
Cross-currency swap contracts	—	—	—	1
Interest rate contracts	—	2	—	3
Currency exchange contracts	3	11	(39)	(7)
Change in fair value of cash flow hedges:
Commodity contracts	42	1	93	(29)
Interest rate contracts	—	(2)	—	(4)
Cross-currency swap contracts	—	—	—	1
Currency exchange contracts	1	(3)	32	55
Foreign currency and tax impacts	(14)	(1)	(23)	(3)
	$45	$10	$82	$15

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $27 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at June 30, 2021.

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December, 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Court of Appeals for the Federal Circuit. On December 31, 2020, the Court of Appeals vacated the decision of the District Court and remanded the case for further proceedings. The District Court held a telephonic hearing with counsel for the parties in March 2021 to discuss the scope of the proceedings on remand and initial position statement regarding remand which was submitted by each party. The District Court also directed each party to submit a document in response to the initial position statement of the other party in April 2021. The parties submitted their position statements to the District Court on April 21, 2021, and are currenty waiting on the District Court to advise regarding further proceedings. Based on the information available at the present time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During the third quarter of 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During 2020 and 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts were determined to be estimable and realizable, the company recorded $4 million of prior year collections in business consolidation and other activities within its third quarter 2020 unaudited condensed consolidated statement of earnings. Due to a favorable ruling by the Brazilian Supreme Court in June 2021, the company recorded an additional $22 million of prior year collections in business consolidation and other activities within its second quarter 2021 unaudited condensed consolidated statement of earnings. As of June 30, 2021, the Company has no additional claims outstanding that would result in material reimbursements.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (consolidated financial statements) and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Ball Corporation and its subsidiaries are referred to collectively as “Ball Corporation,” “Ball,” “the company,” “we” or “our” in the following discussion and analysis.

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

Novel Coronavirus (COVID-19)

The novel coronavirus (COVID-19) had a material effect upon the global business environment during the three and six months ended June 30, 2021 and the year ended December 31, 2020. Ball provides key products and services to the consumer beverage and household markets and the U.S. aerospace markets and, consequently, the operations of Ball and of its principal customers and suppliers have been designated as essential across our key markets. This designation allowed Ball to operate its manufacturing facilities throughout the six months ended June 30, 2021 and the year ended December 31, 2020, and it is expected that Ball will continue to operate its facilities without disruption in the foreseeable future. However, countries around the globe have issued stay-at-home orders and mandated operational closures of non-essential businesses, which has impacted certain of our customers by constraining some supply of products to certain consumers. The risks that COVID-19 continues to present to Ball’s business have been outlined in Note 1 of these consolidated financial statements and within Item 1. Risk Factors in the company’s 2020 Annual Report on Form 10-K filed on February 17, 2021.

Consolidated Sales and Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020

Net sales	$3,459	$2,801	$6,584	$5,586
Net earnings attributable to Ball Corporation	202	94	402	117
Net earnings attributable to Ball Corporation as a % of net sales	6%	3%	6%	2%

Sales in the three and six months ended June 30, 2021, increased compared to the same periods in 2020 primarily due to higher sales volumes, pass through of higher aluminum, improved price/mix in all of our beverage packaging segments and favorable exchange rates in our beverage packaging, EMEA, segment.

Net earnings for the three and six months ended June 30, 2021, increased compared to the same periods in 2020 primarily due to increased sales volumes and favorable price/mix in our beverage packaging segments, lower business consolidation and other activities and higher earnings from equity in results of affiliates, partially offset by a higher effective tax rate and higher personnel, startup, and other costs to support growth investments.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,760 million and $2,230 million for the three months ended June 30, 2021 and 2020, respectively, and $5,253 million and $4,445 million for the six months ended June 30, 2021 and 2020, respectively. These amounts represented 80 percent of consolidated net sales for the three and six months ended June 30, 2021 and 2020.

Depreciation and Amortization

Depreciation and amortization expense was $172 million and $170 million for the three months ended June 30, 2021 and 2020, respectively, and $340 million and $339 million for the six months ended June 30, 2021 and 2020, respectively. These amounts represented 5 percent of consolidated net sales for the three and six months ended June 30, 2021, respectively, and 6 percent of consolidated net sales for the three and six months ended June 30, 2020.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $166 million and $111 million for the three months ended June 30, 2021 and 2020, respectively, and $323 million and $242 million for the six months ended June 30, 2021 and 2020, respectively. These amounts represented 5 percent of consolidated net sales for the three and six months ended June 30, 2021, respectively, and 4 percent of consolidated net sales for the three and six months ended June 30, 2020, respectively. The increase in SG&A expenses was primarily due to higher personnel and other costs to support growth investments.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were credits of $12 million and charges of $112 million for the three months ended June 30, 2021 and 2020, respectively, and credits of $5 million and charges of $227 million for the six months ended June 30, 2021 and 2020, respectively. The amounts in 2021 are primarily the result of gains resulting from Brazilian indirect tax rulings of $22 million, whereas the charges in 2020 included non-cash charges for a pension settlement and non-cash charges for goodwill impairment and other costs related to previously disposed businesses as described in Note 6 of these consolidated financial statements.

Interest Expense

Total interest expense was $66 million and $67 million for the three months ended June 30, 2021 and 2020, respectively, and $133 million and $178 million for the six months ended June 30, 2021 and 2020, respectively. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings remained at 3.4 percent for the three months ended June 30, 2020 and 2021, and decreased 20 basis points from 3.6 percent for the six months ended June 30, 2020, to 3.4 percent for the six months ended June 30, 2021, due to the drop in global interest rates.

Income Taxes

The effective tax rate for the three and six months ended June 30, 2021, was 37.8 percent and 27.4 percent, respectively, compared to 20.7 percent and 12.3 percent for the same periods in 2020.

The increase of 17.1 percentage points for the three months ended June 30, 2021, was primarily due to the revaluation of deferred tax balances in the U.K. related to an enacted tax rate change, and decreased tax benefits for share-based compensation in 2021, which were partially offset by decreased tax expense related to revaluations of deferred tax assets in Brazil as a result of fluctuations in foreign currency exchange rates in 2021. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

The increase of 15.1 percentage points for the six months ended June 30, 2021 was primarily due to the revaluation of deferred tax balances in the U.K. related to an enacted tax rate change, decreased tax benefits for share-based compensation in 2021, and decreased tax benefits for losses in equity in results of affiliates recognized in 2021 which were partially offset by decreased tax expense related to revaluations of deferred tax assets in Brazil as a result of fluctuations in foreign currency exchange rates in 2021. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts. For 2020, the tax benefits were also partially offset by a charge for the impairment of non tax-deductible goodwill within the beverage packaging, other, operating segment which is not expected to impact tax expense in future periods.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020

Net sales	$1,524	$1,267	$2,820	$2,448

Comparable operating earnings	$193	$189	$333	$335
Business consolidation and other activities (a)	(2)	(1)	(1)	(4)
Amortization of acquired intangibles	(7)	(6)	(14)	(13)
Total segment earnings	$184	$182	$318	$318
Comparable operating earnings as a % of segment net sales	13%	15%	12%	14%
(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 1 of this report.

Segment sales for the three and six months ended June 30, 2021, were $257 million higher and $372 million higher, respectively, compared to the same periods in 2020. The increase for the three and six months ended June 30, 2021, was primarily due to higher volumes of approximately $100 million and $160 million, respectively, the pass through of higher aluminum prices and improved price/mix.

Comparable operating earnings for the three and six months ended June 30, 2021, were $4 million higher and $2 million lower compared to the same periods in 2020. The increase for the three months ended June 30, 2021, was primarily due to higher specialty volumes and improved customer contractual terms, partially offset by increased capacity expansion costs, higher costs partly due to the operational impact of low finished goods inventory levels and certain inflationary impacts in the second quarter of 2021. The decrease for the six months ended June 30, 2021, was primarily due to increased expansion costs, higher costs partly due to the operational impact of low finished goods inventory levels and lost production from winter storms, partially offset by higher volumes and improved customer contractual terms.

Beverage Packaging, EMEA

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020

Net sales	$906	$699	$1,702	$1,368

Comparable operating earnings	$124	$63	$224	$131
Business consolidation and other activities (a)	(1)	(3)	(3)	(6)
Amortization of acquired intangibles	(16)	(15)	(33)	(31)
Total segment earnings	$107	$45	$188	$94
Comparable operating earnings as a % of segment net sales	14%	9%	13%	10%
(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 1 of this report.

Segment sales for the three and six months ended June 30, 2021, were $207 million and $334 million higher, respectively, compared to the same periods in 2020. The increase in sales for the three and six months ended June 30, 2021, was primarily related to increased sales volumes of approximately $150 million and $210 million, respectively, favorable currency exchange effects of approximately $65 million and $110 million, respectively, and pass through of higher aluminum prices, partially offset by mix.

Comparable operating earnings for the three and six months ended June 30, 2021, were $61 million and $93 million higher, respectively, compared to the same periods in 2020. The increase in comparable operating earnings for the three and six months ended June 30, 2021, was primarily due to higher sales volumes.

Beverage Packaging, South America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020

Net sales	$452	$329	$939	$734

Comparable operating earnings	$78	$46	$171	$109
Business consolidation and other activities (a)	21	(3)	20	(4)
Amortization of acquired intangibles	(14)	(14)	(28)	(28)
Total segment earnings	$85	$29	$163	$77
Comparable operating earnings as a % of segment net sales	17%	14%	18%	15%
(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 1 of this report.

Segment sales for the three and six months ended June 30, 2021, were $123 million and $205 million higher compared to the same periods in 2020. The increase in sales for the three and six months ended June 30, 2021, was primarily related to increased sales volumes of approximately $60 million and $135 million, respectively, pass through of higher aluminum prices and favorable mix.

Comparable operating earnings for the three and six months ended June 30, 2021, were $32 million and $62 million higher, respectively, compared to the same periods in 2020. The increase in comparable operating earnings was primarily due to increased sales volumes and favorable mix.

Aerospace

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020

Net sales	$459	$438	$883	$870
Comparable operating earnings	34	30	69	70
Comparable operating earnings as a % of segment net sales	7%	7%	8%	8%

Segment sales for the three and six months ended June 30, 2021, were $21 million and $13 million higher, respectively, compared to the same periods in 2020, and comparable operating earnings for the three and six months ended June 30, 2021, were $4 million higher and $1 million lower, respectively, compared to the same periods in 2020. The higher sales and earnings for the three months ended June 30, 2021, were primarily due to the company’s new program wins and backlog growth. Comparable earnings were flat for the six months ended June 30, 2021.

The aerospace sales contract mix for the six months ended June 30, 2021, consisted of 50 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 47 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $3 billion and $2.4 billion at June 30, 2021, and December 31, 2020, respectively. The backlog at June 30, 2021, consisted of 37 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, timing variances in program funding and the uncertain timing of future contract awards.

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

The following financial measurements are presented on a non-U.S. GAAP basis and should be considered in connection with the consolidated financial statements included within Item 1 of this report. Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. A presentation of earnings in accordance with U.S. GAAP is available in Item 1 of this report.

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020

Net earnings attributable to Ball Corporation	$202	$94	$402	$117
Net earnings (loss) attributable to noncontrolling interests, net of tax	—	(2)	—	(2)
Net earnings	202	92	402	115
Equity in results of affiliates, net of tax	(11)	(4)	(10)	21
Tax provision (benefit)	116	23	148	19
Earnings before taxes	307	111	540	155
Total interest expense	66	67	133	178
Earnings before interest and taxes	373	178	673	333
Business consolidation and other activities	(12)	112	(5)	227
Amortization of acquired intangibles	38	37	76	74
Comparable operating earnings	$399	$327	$744	$634

Our calculation of comparable net earnings and the related earnings per share are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2021	2020	2021	2020

Net earnings attributable to Ball Corporation	$202	$94	$402	$117
Business consolidation and other activities	(12)	112	(5)	227
Amortization of acquired intangibles	38	37	76	74
Share of equity method affiliate non-comparable costs, net of tax	—	—	6	30
Debt refinancing and other costs	—	—	—	40
Noncontrolling interest share of non-comparable costs, net of tax	—	—	—	1
Non-comparable taxes	59	(27)	48	(71)
Comparable net earnings	$287	$216	$527	$418

Diluted earnings per share	$0.61	$0.28	$1.20	$0.35
Comparable diluted earnings per share	$0.86	$0.65	$1.58	$1.26

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the consolidated financial statements included within Item 1 of this report on Form 10-Q.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

The following summarizes our cash flows:

	Six Months Ended June 30,
($ in millions)	2021	2020

Cash flows provided by (used in) operating activities	$168	$(232)
Cash flows provided by (used in) investing activities	(736)	(441)
Cash flows provided by (used in) financing activities	(222)	(388)

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

Cash flows provided by operating activities were $168 million in 2021, primarily driven by net earnings before depreciation and amortization of $742 million, being partially offset by pension contributions of $167 million and working capital outflows of $496 million, which reflected an increase in days sales outstanding from 42 days in 2020 to 59 days in 2021 and an increase in days payable outstanding from 128 days in 2020 to 131 days in 2021.

Cash flows used in investing activities were $736 million in 2021 primarily driven by $757 million of capital expenditures for large growth projects offset by $30 million received in June 2021 as a deposit for the sale of our minority-owned investment in South Korea.

Cash flows used in financing activities were $222 million in 2021 driven primarily by net share purchases of $128 million and common stock dividends of $99 million.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.8 billion at June 30, 2021, and $1.6 billion at December 31, 2020. A total of $327 million and $232 million were available for sale under such programs as of June 30, 2021, and December 31, 2020, respectively.

Contributions to the company’s defined benefit pension plans were $167 million in the first six months of 2021 compared to $11 million in the first six months of 2020, and such contributions are expected to be approximately $215 million for the full year of 2021. This estimate may change based on changes to the U.S. Pension Protection Act, the effects of the CARES Act and ARPA Act and the actual returns achieved on plan assets, among other factors.

We expect 2021 capital expenditures for property, plant and equipment will likely exceed $1.5 billion, and approximately $1.6 billion was contractually committed as of June 30, 2021.

As of June 30, 2021, approximately $403 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. Management believes the company’s U.S. operating cash flows and cash on hand, together with its availability under long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $128 million during the six months ended June 30, 2021, compared to $82 million of repurchases, net of issuances, during the same period of 2020. The company’s share repurchases are completed using cash on hand, cash provided by operating activities and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2024, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $7.7 billion and $7.8 billion was outstanding at June 30, 2021, and December 31, 2020, respectively.

At June 30, 2021, taking into account our outstanding letters of credit, approximately $1.7 billion was available under existing long-term, multi-currency committed revolving credit facilities, which are available until March 2024. In addition to these facilities, the company had approximately $1 billion of short-term uncommitted credit facilities available as of June 30, 2021, of which $33 million was outstanding and due on demand.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at June 30, 2021, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of December 31, 2022. As of June 30, 2021, the company could borrow up to its limits available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details regarding our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Note 21 and Note 22 accompanying the consolidated financial statements included within Item 1 of this report. The company is routinely subject to litigation incidental to operating its businesses and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites, including in respect of sites related to alleged activities of certain former Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The following summarized financial information relates to the obligor group as of June 30, 2021, and December 31, 2020, and for the six months ended June 30, 2021, and the year ended December 31, 2020. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Six Months Ended	Year Ended
($ in millions)	June 30, 2021	December 31, 2020

Net sales	$3,824	$7,115
Gross profit (a)	431	935
Net earnings (loss)	213	528
Net earnings (loss) attributable to Ball	213	528
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $95 million for the six months ended June 30, 2021, and $167 million for the year ended December 31, 2020.

	June 30,	December 31,
($ in millions)	2021	2020

Current assets	$2,493	$2,211
Noncurrent assets	14,259	13,701
Current liabilities	5,046	3,704
Noncurrent liabilities	10,288	10,854

Included in the amounts disclosed in the tables above, at June 30, 2021, and December 31, 2020, the obligor group held receivables due from other subsidiary companies of $430 million and $221 million, respectively, long-term notes receivable due from other subsidiary companies of $9.2 billion at both period ends, payables due to other subsidiary companies of $1.7 billion at both period ends, and long-term notes payable due to other subsidiary companies of $1.9 billion and $1.5 billion, respectively.

For the six months ended June 30, 2021, and the year ended December 31, 2020, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $389 million and $804 million, respectively, net credits from them of $17 million and $24 million, respectively, and net interest income from them of $169 million and $393 million, respectively. During the year ended December 31, 2020, the obligor group received dividends from other subsidiary companies of $56 million.

A description of the terms and conditions of the company’s debt guarantees is located in Note 22 of Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases and the company’s deferred compensation stock plan, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2020 Annual Report on Form 10-K filed on February 17, 2021, and in Note 20 accompanying the consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements concerning future events and financial performance. Words such as "expects," "anticipates," "estimates," "believes," and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements and any such statements should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Additional factors that might affect: a) our packaging segments include product capacity, supply, and demand constraints and fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; changes in major customer or supplier contracts or loss of a major customer or supplier; political instability and sanctions; currency controls; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and shelter-in-place orders in any country or jurisdiction affecting goods produced by us or in our supply chain, including imported raw materials; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the Company as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory actions or issues including those related to tax, ESG reporting, competition, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; rates of return on assets of the Company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including policies, orders, and actions related to COVID-19; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on our operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended June 30, 2021, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the second quarter of 2021.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1 to April 30, 2021	300	$85.90	300	36,426,079
May 1 to May 31, 2021	796,500	86.34	796,500	35,629,579
June 1 to June 30, 2021	853,416	81.51	853,416	34,776,163
Total	1,650,216	83.84	1,650,216
(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 50 million shares were authorized for repurchase by Ball’s Board of Directors.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended June 30, 2021.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended June 30, 2021.

Item 6.     Exhibits

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Executive Vice President and Chief Financial Officer

Date:	August 6, 2021