Form 10-Q
period 2021-09-30
BALL Corp
filed 2021-11-05
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at October 31, 2021
Common Stock, without par value	BLL	NYSE	323,894,182 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2021	2020	2021	2020

Net sales	$3,553	$3,093	$10,137	$8,679

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,851)	(2,430)	(8,104)	(6,875)
Depreciation and amortization	(175)	(160)	(515)	(499)
Selling, general and administrative	(148)	(121)	(471)	(363)
Business consolidation and other activities	(141)	(8)	(136)	(235)
	(3,315)	(2,719)	(9,226)	(7,972)

Earnings before interest and taxes	238	374	911	707

Interest expense	(68)	(68)	(201)	(206)
Debt refinancing and other costs	(1)	(1)	(1)	(41)
Total interest expense	(69)	(69)	(202)	(247)

Earnings before taxes	169	305	709	460
Tax (provision) benefit	2	(73)	(146)	(92)
Equity in results of affiliates, net of tax	8	8	18	(13)
Net earnings	179	240	581	355
Net (earnings) loss attributable to noncontrolling interests	—	1	—	3
Net earnings attributable to Ball Corporation	$179	$241	$581	$358

Earnings per share:
Basic	$0.55	$0.74	$1.78	$1.10
Diluted	$0.54	$0.72	$1.75	$1.08

Weighted average shares outstanding: (000s)
Basic	325,876	326,549	327,097	325,965
Diluted	331,595	332,654	332,938	332,152

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020

Net earnings	$179	$240	$581	$355

Other comprehensive earnings (loss):
Currency translation adjustment	(17)	(130)	19	(292)
Pension and other postretirement benefits	193	9	242	(2)
Derivatives designated as hedges	16	44	122	63
Total other comprehensive earnings (loss)	192	(77)	383	(231)
Income tax (provision) benefit	(48)	(10)	(82)	(14)
Total other comprehensive earnings (loss), net of tax	144	(87)	301	(245)

Total comprehensive earnings (loss)	323	153	882	110
Comprehensive (earnings) loss attributable to noncontrolling interests	—	1	—	3
Comprehensive earnings (loss) attributable to Ball Corporation	$323	$154	$882	$113

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2021	2020

Assets
Current assets
Cash and cash equivalents	$1,446	$1,366
Receivables, net	2,489	1,738
Inventories, net	1,638	1,353
Other current assets	344	218
Total current assets	5,917	4,675
Noncurrent assets
Property, plant and equipment, net	6,170	5,351
Goodwill	4,407	4,484
Intangible assets, net	1,732	1,883
Other assets	1,906	1,859
Total assets	$20,132	$18,252

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$762	$17
Accounts payable	4,210	3,430
Accrued employee costs	364	347
Other current liabilities	795	650
Total current liabilities	6,131	4,444
Noncurrent liabilities
Long-term debt	7,755	7,783
Employee benefit obligations	1,322	1,613
Deferred taxes	673	634
Other liabilities	486	441
Total liabilities	16,367	14,915

Equity
Common stock (680,667,421 shares issued - 2021; 679,524,325 shares issued - 2020)	1,209	1,167
Retained earnings	6,611	6,192
Accumulated other comprehensive earnings (loss)	(653)	(954)
Treasury stock, at cost (355,842,472 shares - 2021; 351,938,709 shares - 2020)	(3,463)	(3,130)
Total Ball Corporation shareholders' equity	3,704	3,275
Noncontrolling interests	61	62
Total equity	3,765	3,337
Total liabilities and equity	$20,132	$18,252

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2021	2020

Cash Flows from Operating Activities
Net earnings	$581	$355
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	515	499
Business consolidation and other activities	136	235
Deferred tax provision (benefit)	34	(23)
Other, net	(142)	7
Changes in working capital components, net of dispositions	(248)	(728)
Cash provided by (used in) operating activities	876	345
Cash Flows from Investing Activities
Capital expenditures	(1,204)	(683)
Business acquisitions, net of cash acquired	—	(69)
Business dispositions, net of cash sold	111	(17)
Other, net	(11)	18
Cash provided by (used in) investing activities	(1,104)	(751)
Cash Flows from Financing Activities
Long-term borrowings	850	2,552
Repayments of long-term borrowings	(14)	(2,792)
Net change in short-term borrowings	10	(3)
Proceeds (payments) from issuances of common stock, net of shares used for taxes	31	(12)
Acquisitions of treasury stock	(356)	(57)
Common stock dividends	(164)	(149)
Other, net	(30)	(60)
Cash provided by (used in) financing activities	327	(521)

Effect of exchange rate changes on cash	(22)	(96)

Change in cash, cash equivalents and restricted cash	77	(1,023)
Cash, cash equivalents and restricted cash - beginning of period	1,381	1,806
Cash, cash equivalents and restricted cash - end of period	$1,458	$783

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

Risks and Uncertainties – Novel Coronavirus (COVID-19)

The preparation of consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management’s judgement about the outcome of future events. The current global business environment continues to be impacted directly and indirectly by the effects of the ongoing novel coronavirus (COVID-19) pandemic, and it is not possible to accurately estimate the impacts of COVID-19 and its emerging variants. However, Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of COVID-19 in the near term.

●	Estimates regarding the future financial performance of the business used in the company’s impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory;
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at September 30, 2021, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The accounting policies of the segments are the same as those used in the company’s consolidated financial statements as discussed in Note 1. The company also has investments in operations in Guatemala, Panama, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. In the third quarter of 2021, Ball sold its minority-owned investment in South Korea. Refer to Note 4 for additional details.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020

Net sales
Beverage packaging, North and Central America	$1,519	$1,327	$4,339	$3,775
Beverage packaging, EMEA	937	809	2,639	2,177
Beverage packaging, South America	462	432	1,401	1,166
Aerospace	498	451	1,381	1,321
Reportable segment sales	3,416	3,019	9,760	8,439
Other	137	74	377	240
Net sales	$3,553	$3,093	$10,137	$8,679

Comparable operating earnings
Beverage packaging, North and Central America	$186	$209	$519	$544
Beverage packaging, EMEA	125	117	349	248
Beverage packaging, South America	74	64	245	173
Aerospace	46	44	115	114
Reportable segment comparable operating earnings	431	434	1,228	1,079
Reconciling items
Other (a)	(14)	(15)	(67)	(26)
Business consolidation and other activities	(141)	(8)	(136)	(235)
Amortization of acquired intangibles	(38)	(37)	(114)	(111)
Earnings before interest and taxes	238	374	911	707
Interest expense	(68)	(68)	(201)	(206)
Debt refinancing and other costs	(1)	(1)	(1)	(41)
Total interest expense	(69)	(69)	(202)	(247)
Earnings before taxes	$169	$305	$709	$460
(a)	Includes undistributed corporate expenses, net, of $17 million and $13 million for the three months ended September 30, 2021 and 2020, respectively, and $71 million and $33 million for the nine months ended September 30, 2021 and 2020, respectively.

The company does not disclose total assets by segment as such information is not provided to the chief operating decision maker.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

South Korea Investment

In the third quarter of 2021, Ball sold its minority-owned investment in South Korea. Consideration for the transaction was cash of $120 million, of which $110 million has been received, and is presented in business dispositions in cash flows from investing activities in Ball’s unaudited condensed consolidated statements of cash flows. The remaining $10 million will be received on or before December 31, 2022, and is presented in other assets on Ball’s unaudited condensed consolidated balance sheets. In the second quarter of 2021, the company recorded a loss of $5 million related to the disposal, which is presented in business consolidation and other activities in the unaudited condensed consolidated statement of earnings. See Note 6 for further details.

Brazil Aluminum Aerosol Packaging Business

In the third quarter of 2020, the company acquired the entire share capital of Tubex Industria E Comercio de Embalagens Ltda, an aluminum aerosol packaging business with a plant in Itupeva, Brazil, for the purchase price of $80 million, subject to customary closing adjustments, including initial cash consideration of $69 million plus potential additional consideration not to exceed $30 million in total. The business is part of Ball’s aerosol packaging operating segment. The transaction broadens the geographic reach of Ball’s aluminum aerosol packaging business, serving the growing Brazilian personal care market.

5.     Revenue from Contracts with Customers

Disaggregation of Sales

The company disaggregates net sales by reportable segments as disclosed in Note 3, and based on the timing of transfer of control for goods and services as explained below. The transfer of control for goods and services may occur at a point in time or over time.

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

2021	$603	$2,950	$3,553	$1,837	$8,300	$10,137
2020	604	2,489	3,093	1,638	7,041	8,679

Contract Balances

The company did not have any contract assets at either September 30, 2021, or December 31, 2020. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2020	$108	$29
Increase (decrease)	118	6
Balance at September 30, 2021	$226	$35

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

During the nine months ended September 30, 2021, total contract liabilities increased by $124 million, which is net of cash received of $503 million and amounts recognized as sales of $379 million, the majority of which related to current contract liabilities. The amount of sales recognized in the nine months ended September 30, 2021, which were included in the opening contract liabilities balances, was $108 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized net sales of $7 million and $9 million in the three months ended September 30, 2021 and 2020, respectively, and net sales of $18 million and $12 million in the nine months ended September 30, 2021 and 2020, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of September 30, 2021	$1,398	$1,290	$2,688

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020

Beverage packaging, North and Central America	$—	$—	$(1)	$(4)
Beverage packaging, EMEA	(2)	(2)	(5)	(8)
Beverage packaging, South America	(9)	3	11	(1)
Other	(130)	(9)	(141)	(222)
	$(141)	$(8)	$(136)	$(235)

2021

Beverage Packaging, North and Central America

During the nine months ended September 30, 2021, the company recorded net charges of $1 million for individually insignificant activities in connection with previously announced closures of certain plants and other activities.

Beverage Packaging, EMEA

During the three and nine months ended September 30, 2021, the company recorded charges of $2 million and $5 million, respectively, for individually insignificant activities in connection with previously announced plant closures, restructuring and other activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Beverage Packaging, South America

During the nine months ended September 30, 2021, the company recorded a $22 million gain related to indirect tax gain contingencies in Brazil as these amounts are now estimable and realizable. The company’s Brazilian subsidiaries filed lawsuits in 2014 and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities because the tax base included a “tax on tax” component. See Note 21 for further details. During the three and nine months ended September 30, 2021, the company recorded charges of $4 million in connection with previously announced plant closures. Additional charges in the three and nine months ended September 30, 2021, were $5 million and $7 million, respectively, for individually insignificant activities.

Other

During the three months ended September 30, 2021, the company recorded the following amounts:

●	A non-cash settlement loss of $130 million related to the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined benefit pension plans, which triggered settlement accounting. The settlement loss primarily reflects the third quarter recognition of unamortized actuarial losses in these U.S. pension plans.

During the nine months ended September 30, 2021, the company recorded the following amounts:

●	A non-cash settlement loss of $130 million related to the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined benefit pension plans, which triggered settlement accounting. The settlement loss primarily reflects the third quarter recognition of unamortized actuarial losses in these U.S. pension plans.
●	A loss of $5 million related to the sale of its minority-owned investment in South Korea. See Note 4 for further details.
●	Charges of $6 million for individually insignificant activities.

2020

Beverage Packaging, North and Central America

During the nine months ended September 30, 2020, the company recorded charges of $4 million for individually insignificant activities.

Beverage Packaging, EMEA

During the three and nine months ended September 30, 2020, the company recorded charges of $2 million and $8 million, respectively, for individually insignificant activities.

Beverage Packaging, South America

During the three and nine months ended September 30, 2020, the company recorded credits of $3 million and charges of $1 million, respectively, for individually insignificant activities.

Other

During the three months ended September 30, 2020, the company recorded the following amounts:

●	Settlement charges of $5 million associated with lump-sum payments made to settle the projected pension benefit obligations for certain of Ball’s U.S. defined benefit pension plans.
●	Charges of $4 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

During the nine months ended September 30, 2020, the company recorded the following amounts:

●	A non-cash settlement loss of $102 million related to the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined benefit pension plans, which triggered settlement accounting. The settlement loss primarily reflects the second quarter recognition of aggregate unamortized actuarial losses in these U.S. pension plans.
●	A non-cash impairment charge of $62 million related to the goodwill of the beverage packaging, other, operating segment. See Note 11 for further details.
●	A non-cash charge of $23 million resulting from the deterioration of China’s real estate market in 2020, which led the company to reduce the value of potential future consideration due as part of the 2019 sale of its China beverage packaging business.
●	Charges of $15 million resulting from an adjustment to the selling price of the company’s former steel food and aerosol business.
●	A credit of $11 million related to the reversal of reserves against working capital recorded in 2019 in the beverage packaging, other, segment, as previously at-risk balances were subsequently collected.
●	Charges of $6 million for long-term incentive and other compensation arrangements associated with the 2016 Rexam acquisition.
●	Charges of $25 million for individually insignificant activities.

7.	Supplemental Cash Flow Statement Disclosures

	September 30,
($ in millions)	2021	2020

Beginning of period:
Cash and cash equivalents	$1,366	$1,798
Current restricted cash (included in other current assets)	15	8
Total cash, cash equivalents and restricted cash	$1,381	$1,806

End of period:
Cash and cash equivalents	$1,446	$771
Current restricted cash (included in other current assets)	12	12
Total cash, cash equivalents and restricted cash	$1,458	$783

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to approximately $550 million at September 30, 2021, and $409 million at December 31, 2020.

8.     Receivables, Net

	September 30,	December 31,
($ in millions)	2021	2020

Trade accounts receivable	$1,282	$825
Unbilled receivables	702	528
Less: Allowance for doubtful accounts	(8)	(9)
Net trade accounts receivable	1,976	1,344
Other receivables	513	394
	$2,489	$1,738

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of its receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.7 billion at September 30, 2021, and $1.6 billion at December 31, 2020. A total of $430 million and $232 million were available for sale under these programs as of September 30, 2021, and December 31, 2020, respectively.

Other receivables include income and sales tax receivables and other miscellaneous receivables.

9.     Inventories, Net

	September 30,	December 31,
($ in millions)	2021	2020

Raw materials and supplies	$1,012	$889
Work-in-process and finished goods	716	557
Less: Inventory reserves	(90)	(93)
	$1,638	$1,353

10.     Property, Plant and Equipment, Net

	September 30,	December 31,
($ in millions)	2021	2020

Land	$165	$163
Buildings	1,944	1,653
Machinery and equipment	6,736	6,214
Construction-in-progress	1,130	883
	9,975	8,913
Accumulated depreciation	(3,805)	(3,562)
	$6,170	$5,351

Depreciation expense amounted to $130 million and $115 million for the three months ended September 30, 2021 and 2020, respectively, and $380 million and $365 million for the nine months ended September 30, 2021 and 2020, respectively.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2020	$1,275	$1,573	$1,298	$40	$298	$4,484
Effects of currency exchange	—	(64)	—	—	(13)	(77)
Balance at September 30, 2021	$1,275	$1,509	$1,298	$40	$285	$4,407

Goodwill in the above table is presented net of accumulated impairment losses of $62 million as of September 30, 2021 and December 31, 2020.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.    Intangible Assets, Net

	September 30,	December 31,
($ in millions)	2021	2020

Acquired customer relationships and other intangibles (net of accumulated amortization of $830 million at September 30, 2021, and $729 million at December 31, 2020)	$1,642	$1,785
Capitalized software (net of accumulated amortization of $186 million at September 30, 2021, and $196 million at December 31, 2020)	66	69
Other intangibles (net of accumulated amortization of $96 million at September 30, 2021, and $124 million at December 31, 2020)	24	29
	$1,732	$1,883

Total amortization expense of intangible assets amounted to $45 million for the three months ended September 30, 2021 and 2020, and $135 million and $134 million for the nine months ended September 30, 2021 and 2020, respectively.

13.    Other Assets

	September 30,	December 31,
($ in millions)	2021	2020

Long-term pension assets	$569	$562
Investments in affiliates	182	321
Right-of-use operating lease assets	406	302
Long-term deferred tax assets	154	227
Other	595	447
	$1,906	$1,859

In the third quarter of 2021, Ball sold its minority-owned investment in South Korea for total proceeds of $120 million. See Note 4 for further details. In the first quarter of 2020, the shareholders of Ball Metalpack provided additional equity contributions and loans to Ball Metalpack, of which Ball's share was $30 million, which resulted in Ball recognizing this same level of previously unrecorded equity method losses associated with prior periods. These losses are presented in equity in results of affiliates, net of tax, in the company’s unaudited condensed consolidated statement of earnings. Ball is under no obligation to provide additional equity contributions or loans to Ball Metalpack.

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental balance sheet information related to the company’s leases follows:

		September 30,	December 31,
($ in millions)	Balance Sheet Location	2021	2020

Operating leases:
Operating lease ROU asset	Other assets	$406	$302
Current operating lease liabilities	Other current liabilities	79	63
Noncurrent operating lease liabilities	Other liabilities	329	232
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	$10	$11
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	8	10

15.    Debt

Long-term debt consisted of the following:

	September 30,	December 31,
($ in millions)	2021	2020

Senior Notes
5.00% due March 2022	$736	$748
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	811	855
0.875%, euro denominated, due March 2024	869	916
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	637	672
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	—
Senior Credit Facility (at variable rates)
Term A loan due March 2024	593	593
Finance lease obligations	10	12
Other (including debt issuance costs)	(63)	(60)
	8,493	7,786
Less: Current portion	(738)	(3)
	$7,755	$7,783

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in March 2024, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At September 30, 2021, taking into account outstanding letters of credit, $1.7 billion was available under the company’s long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1 billion of short-term uncommitted credit facilities available at September 30, 2021, of which $24 million was outstanding and due on demand. At December 31, 2020, the company had $14 million outstanding under short-term uncommitted credit facilities.

In the third quarter of 2021, Ball issued $850 million of 3.125% senior notes due 2031. In the fourth quarter of 2021, Ball redeemed the outstanding 5.00% senior notes due in March 2022 in the amount of $736 million.

The fair value of long-term debt was estimated to be $8.9 billion at September 30, 2021, and $8.3 billion at December 31, 2020. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires the company to maintain a leverage ratio (as defined) of no greater than 5.0 times as of September 30, 2021, which will change to 4.5 times as of December 31, 2022. The company was in compliance with all loan agreements and debt covenants at both September 30, 2021, and December 31, 2020, and it has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was negative 1.2 percent and 20.6 percent for the three and nine months ended September 30, 2021, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2021, was reduced by 13.9 and 5.8 percentage points, respectively, for federal tax credits, reduced by 3.5 and 3.1 percentage points, respectively, for non-U.S. rate differences net of withholding tax, and reduced by 2.8 and 1.6 percentage points, respectively, for share-based compensation. For the nine months ended September 30, 2021, the effective tax rate was increased by 8.0 percentage points for the U.K.’s enacted tax rate change.

The company’s effective tax rate was 23.9 percent and 20 percent for the three and nine months ended September 30, 2020, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2020, was reduced by 5.8 and 7.0 percentage points, respectively, for federal tax credits, reduced by 2.0 and 7.1 percentage points, respectively, for the benefit of share-based compensation, increased by 5.7 and 3.8 percentage points, respectively, for enacted tax rate changes, increased by 2.1 and 1.5 percentage points, respectively, for non-U.S. rate differences and withholding tax, increased by 1.1 and 3.8 percentage points, respectively, for the impact of revaluing certain deferred tax assets due to fluctuations in currency exchange rates and increased by 3.4 percentage points for the nine months ended September 30, 2020, for the impact of the beverage packaging, other, segment goodwill impairment.

17.    Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2021	2020

Underfunded defined benefit pension liabilities	$718	$955
Less: Current portion	(22)	(24)
Long-term defined benefit pension liabilities	696	931
Long-term retiree medical liabilities	148	156
Deferred compensation plans	417	439
Other	61	87
	$1,322	$1,613

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended September 30,
	2021			2020
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$20	$4	$24	$16	$4	$20
Interest cost	12	9	21	18	14	32
Expected return on plan assets	(29)	(17)	(46)	(29)	(22)	(51)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	12	1	13	10	1	11
Settlement losses (a)	130	—	130	5	—	5
Total net periodic benefit cost	$145	$(2)	$143	$20	$(2)	$18
(a)	Includes settlement losses related to the purchase of non-participating annuities and lump-sum payments which were recorded in business consolidation and other activities. See Note 6 for further details.

	Nine Months Ended September 30,
	2021			2020
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$62	$10	$72	$48	$12	$60
Interest cost	38	27	65	56	43	99
Expected return on plan assets	(91)	(49)	(140)	(91)	(64)	(155)
Amortization of prior service cost	1	2	3	1	2	3
Recognized net actuarial loss	36	4	40	30	4	34
Settlement losses (a)	130	—	130	102	—	102
Total net periodic benefit cost	$176	$(6)	$170	$146	$(3)	$143
(a)	Includes settlement losses related to the purchase of non-participating annuities and lump-sum payments which were recorded in business consolidation and other activities. See Note 6 for further details.

Non-service pension income of $11 million and $7 million for the three months ended September 30, 2021 and 2020, respectively, and income of $32 million and $19 million for the nine months ended September 30, 2021 and 2020, respectively, is included in selling, general, and administrative (SG&A) expenses in the unaudited condensed consolidated statement of earnings.

Contributions to the company’s defined benefit pension plans were $203 million for the first nine months of 2021 compared to $92 million for the first nine months of 2020, and such contributions are expected to be approximately $215 million for the full year of 2021. This estimate may change based on changes to the U.S. Pension Protection Act, the effects of the Coronavirus Aid, Relief, and Economic Security Act (CARES) and American Rescue Plan Act (ARPA) and the actual returns achieved on plan assets, among other factors.

Ball completed the purchase of non-participating group annuity contracts totaling approximately $325 million and lump-sum payments for certain of its U.S. pension benefit obligations that were transferred to an insurance company in the third quarter of 2021. The annuity purchase triggered settlement accounting and resulted in the recognition of settlement losses recorded of $130 million in business consolidation and other activities in the unaudited condensed consolidated statement of earnings.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.    Equity and Accumulated Other Comprehensive Earnings

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2021	680,246	$1,195	(353,475)	$(3,255)	$6,496	$(797)	$62	$3,701
Net earnings	—	—	—	—	179	—	—	179
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	144	—	144
Common dividends	—	—	—	—	(66)	—	—	(66)
Treasury stock purchases	—	—	(2,429)	(219)	—	—	—	(219)
Treasury shares reissued	—	—	62	9	—	—	—	9
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	421	14	—	—	—	—	—	14
Other activity	—	—	—	2	2	—	(1)	3
Balance at September 30, 2021	680,667	$1,209	(355,842)	$(3,463)	$6,611	$(653)	$61	$3,765

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2020	678,484	$1,153	(352,102)	$(3,145)	$5,822	$(1,068)	$68	$2,830
Net earnings	—	—	—	—	241	—	(1)	240
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(87)	—	(87)
Common dividends	—	—	—	—	(49)	—	—	(49)
Treasury shares reissued	—	—	80	7	—	—	—	7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	517	11	—	—	—	—	—	11
Other activity	—	—	—	1	—	—	—	1
Balance at September 30, 2020	679,001	$1,164	(352,022)	$(3,137)	$6,014	$(1,155)	$67	$2,953

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2020	679,524	$1,167	(351,939)	$(3,130)	$6,192	$(954)	$62	$3,337
Net earnings	—	—	—	—	581	—	—	581
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	301	—	301
Common dividends	—	—	—	—	(164)	—	—	(164)
Treasury stock purchases	—	—	(4,201)	(368)	—	—	—	(368)
Treasury shares reissued	—	—	298	25	—	—	—	25
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,143	42	—	—	—	—	—	42
Other activity	—	—	—	10	2	—	(1)	11
Balance at September 30, 2021	680,667	$1,209	(355,842)	$(3,463)	$6,611	$(653)	$61	$3,765

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2019	676,302	$1,178	(351,667)	$(3,122)	$5,803	$(910)	$70	$3,019
Net earnings	—	—	—	—	358	—	(3)	355
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(245)	—	(245)
Common dividends	—	—	—	—	(148)	—	—	(148)
Treasury stock purchases	—	—	(775)	(54)	—	—	—	(54)
Treasury shares reissued	—	—	420	21	—	—	—	21
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,699	(14)	—	—	—	—	—	(14)
Other activity	—	—	—	18	1	—	—	19
Balance at September 30, 2020	679,001	$1,164	(352,022)	$(3,137)	$6,014	$(1,155)	$67	$2,953

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2020	(555)	(466)	67	(954)
Other comprehensive earnings (loss) before reclassifications	19	55	159	233
Reclassification of net deferred (gains) losses into earnings	—	129	(61)	68
Balance at September 30, 2021	$(536)	$(282)	$165	$(653)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(28)	$(4)	$(89)	$33
Commodity contracts recorded in cost of sales	53	(27)	95	(62)
Currency exchange contracts recorded in selling, general and administrative	27	(30)	66	(23)
Cross-currency swaps recorded in selling, general and administrative	—	—	—	(1)
Interest rate contracts recorded in interest expense	—	(2)	—	(5)
Total before tax effect	52	(63)	72	(58)
Tax benefit (expense) on amounts reclassified into earnings	(9)	15	(11)	13
Recognized gain (loss), net of tax	$43	$(48)	$61	$(45)

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$(12)	$(10)	$(39)	$(30)
Prior service income (expense)	(1)	—	(3)	(1)
Effect of pension settlements	(130)	(5)	(130)	(109)
Total before tax effect	(143)	(15)	(172)	(140)
Tax benefit (expense) on amounts reclassified into earnings	35	3	43	34
Recognized gain (loss), net of tax	$(108)	$(12)	$(129)	$(106)
(a)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.    Earnings and Dividends Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts; shares in thousands)	2021	2020	2021	2020

Net earnings attributable to Ball Corporation	$179	$241	$581	$358

Basic weighted average common shares	325,876	326,549	327,097	325,965
Effect of dilutive securities	5,719	6,105	5,841	6,187
Weighted average shares applicable to diluted earnings per share	331,595	332,654	332,938	332,152

Per basic share	$0.55	$0.74	$1.78	$1.10
Per diluted share	$0.54	$0.72	$1.75	$1.08

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled one million for the three and nine months ended September 30, 2021 and 2020.

The company declared and paid dividends of $0.20 per share and $0.50 per share for the three and nine months ended September 30, 2021, respectively, and $0.15 per share and $0.45 per share for the three and nine months ended September 30, 2020, respectively.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional information related to the commercial risk management instruments described above:

($ in millions)	September 30, 2021
Commercial risk area	Commodity		Currency	Interest Rate

Notional amount of contracts	$1,692	(a)	$2,803	$1,795
Net gain (loss) included in AOCI, after-tax	138	(b)	27	—
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	130	(b)	19	—

Longest duration of forecasted cash flow hedge transactions in years	3		3	2
(a)	Substantially all aluminum contracts received hedge accounting treatment as of September 30, 2021.
(b)	Substantially all of this gain (loss) will be offset by pricing changes in sales and purchase contracts.

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

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of September 30, 2021, and December 31, 2020, the aggregate fair value of all derivative instruments with credit-risk-related contingent features was a net liability position of $7 million and $52 million, respectively, and no collateral was required to be posted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of September 30, 2021, and December 31, 2020, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		September 30, 2021
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$188	$—	$188
Currency contracts		4	19	23
Other contracts		—	2	2
Total current derivative contracts	Other current assets	$192	$21	$213

Commodity contracts		$11	$—	$11
Currency contracts		47	—	47
Total noncurrent derivative contracts	Other noncurrent assets	$58	$—	$58

Liabilities:
Commodity contracts		$45	$—	$45
Currency contracts		—	5	5
Other contracts		—	9	9
Total current derivative contracts	Other current liabilities	$45	$14	$59

Currency contracts		$—	$3	$3
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$3	$3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2020
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$50	$—	$50
Currency contracts		3	27	30
Other contracts		—	2	2
Total current derivative contracts	Other current assets	$53	$29	$82

Commodity contracts		$8	$—	$8
Total noncurrent derivative contracts	Other noncurrent assets	$8	$—	$8

Liabilities:
Commodity contracts		$17	$—	$17
Currency contracts		—	63	63
Other contracts		—	4	4
Total current derivative contracts	Other current liabilities	$17	$67	$84

Currency contracts		$8	$2	$10
Total noncurrent derivative contracts	Other noncurrent liabilities	$8	$2	$10

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source, or from the use of third-party software. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future. The present value discounting factor is based on the comparable time period LIBOR rate or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 30, 2021, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended September 30,
		2021		2020
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(28)	$—	$(4)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	53	3	(27)	(7)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	—	(2)	—
Currency contracts - manage currency exposure	Selling, general and administrative	27	12	(30)	(51)
Equity contracts	Selling, general and administrative	—	23	—	37
Total		$52	$38	$(63)	$(21)

		Nine Months Ended September 30,
		2021		2020
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(89)	$—	$33	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	95	9	(62)	2
Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	—	(5)	—
Currency contracts - manage currency exposure	Selling, general and administrative	66	32	(23)	(11)
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	—	—	(1)	—
Equity contracts	Selling, general and administrative	—	(11)	—	47
Total		$72	$30	$(58)	$39

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020

Amounts reclassified into earnings:
Commodity contracts	$(25)	$31	$(6)	$29
Cross-currency swap contracts	—	—	—	1
Interest rate contracts	—	2	—	5
Currency exchange contracts	(27)	30	(66)	23
Change in fair value of cash flow hedges:
Commodity contracts	44	21	137	(8)
Interest rate contracts	(1)	1	(1)	(3)
Cross-currency swap contracts	—	(1)	—	—
Currency exchange contracts	26	(39)	58	16
Currency and tax impacts	(1)	(9)	(24)	(12)
	$16	$36	$98	$51

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $26 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at September 30, 2021.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December, 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the Court of Appeals for the Federal Circuit. On December 31, 2020, the Court of Appeals vacated the decision of the District Court and remanded the case for further proceedings. The District Court held a telephonic hearing with counsel for the parties in March 2021 to discuss the scope of the proceedings on remand and initial position statement regarding remand which was submitted by each party. The District Court also directed each party to submit a document in response to the initial position statement of the other party in April 2021. The parties submitted their position statements to the District Court on April 21, 2021, and are currently waiting on the District Court to advise regarding further proceedings. Based on the information available at the present time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During the third quarter of 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During 2020 and 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts were determined to be estimable and realizable, the company recorded $4 million of prior year collections in business consolidation and other activities within its third quarter 2020 unaudited condensed consolidated statement of earnings. Due to a favorable ruling by the Brazilian Supreme Court in June 2021, the company recorded an additional $22 million of prior year collections in business consolidation and other activities within its second quarter 2021 unaudited condensed consolidated statement of earnings. As of September 30, 2021, the Company has no additional claims outstanding that would result in material reimbursements.

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

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled non-U.S. subsidiaries under the senior credit facilities, the obligations of non-U.S. credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are coterminous with the terms of the respective note indentures, senior notes and credit agreement and could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes and/or the credit agreement. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to the then outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled non-U.S. subsidiaries under the senior credit facilities, the obligations of non-U.S. credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier non-U.S. subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain non-U.S. borrowers and non-U.S. pledgors under the loan documents will be secured, with certain exceptions, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned non-U.S. subsidiaries and material wholly owned U.S. domiciled non-U.S. subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities.

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

Novel Coronavirus (COVID-19)

The ongoing novel coronavirus (COVID-19) pandemic had a material effect upon the global business environment during the three and nine months ended September 30, 2021 and the year ended December 31, 2020. Ball provides key products and services to the consumer beverage and household markets and the U.S. aerospace markets and, consequently, the operations of Ball and of its principal customers and suppliers have been designated as essential across our key markets. This designation allowed Ball to operate its manufacturing facilities throughout the nine months ended September 30, 2021 and the year ended December 31, 2020, and it is expected that Ball will continue to operate its facilities without disruption in the foreseeable future. However, jurisdictions around the globe have issued stay-at-home orders, mandated operational closures of non-essential businesses and other restrictions, which has impacted certain of our customers by constraining some supply of products to certain consumers. The risks that COVID-19 and its emerging variants continue to present to Ball’s business have been outlined in Note 1 of these consolidated financial statements and within Item 1. Risk Factors in the company’s 2020 Annual Report on Form 10-K filed on February 17, 2021.

Consolidated Sales and Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020

Net sales	$3,553	$3,093	$10,137	$8,679
Net earnings attributable to Ball Corporation	179	241	581	358
Net earnings attributable to Ball Corporation as a % of net sales	5%	8%	6%	4%

Sales in the three months ended September 30, 2021, increased compared to the same periods in 2020 primarily due to increased sales volumes, pass through of higher aluminum prices, improved price/mix in our beverage packaging segments and favorable exchange rates in our beverage packaging, EMEA, segment. Sales in the nine months ended September 30, 2021, increased compared to the same periods in 2020 primarily due to increased sales volumes, pass through of higher aluminum prices, improved price/mix in our beverage packaging segments and favorable exchange rates in our beverage packaging, EMEA, segment.

Net earnings for the three months ended September 30, 2021, decreased compared to the same periods in 2020 primarily due to higher business consolidation and other activities, higher personnel, startup, and other costs to support growth investments, and the timing of contractual non-aluminum input cost recovery, partially offset by increased sales volumes in our beverage packaging, North and Central America, and beverage packaging, EMEA, segments, favorable price/mix in our beverage packaging segments, and a lower effective tax rate.

Net earnings for the nine months ended September 30, 2021, increased compared to the same periods in 2020 primarily due to increased sales volumes and favorable price/mix in our beverage packaging segments, lower business consolidation and other activities, lower total interest expense, and higher earnings from equity in results of affiliates, partially offset by the tax effect of higher earnings and higher personnel, startup, and other costs to support growth investments, and the timing of contractual non-aluminum input cost recovery.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,851 million and $2,430 million for the three months ended September 30, 2021 and 2020, respectively, and $8,104 million and $6,875 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts represented 80 percent of consolidated net sales for the three and nine months ended September 30, 2021, and 79 percent of consolidated net sales for the three and nine months ended September 30, 2020.

Depreciation and Amortization

Depreciation and amortization expense was $175 million and $160 million for the three months ended September 30, 2021 and 2020, respectively, and $515 million and $499 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts represented 5 percent of consolidated net sales for the three and nine months ended September 30, 2021, and 5 percent and 6 percent of consolidated net sales for the three and nine months ended September 30, 2020, respectively.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $148 million and $121 million for the three months ended September 30, 2021 and 2020, respectively, and $471 million and $363 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts represented 4 percent and 5 percent of consolidated net sales for the three and nine months ended September 30, 2021, respectively, and 4 percent of consolidated net sales for the three and nine months ended September 30, 2020. The increase in SG&A expenses was primarily due to higher personnel and other costs to support growth investments.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were charges of $141 million and $8 million for the three months ended September 30, 2021 and 2020, respectively, and $136 million and $235 million for the nine months ended September 30, 2021 and 2020, respectively. The amounts in 2021 are primarily the result of a non-cash pension settlement charge of $130 million, partially offset by gains resulting from Brazilian indirect tax rulings of $22 million. The charges in 2020 included a non-cash pension settlement charge of $102 million, a non-cash impairment charge of $62 million related to the goodwill of the beverage packaging, other, reporting unit, an adjustment to the selling price of the company’s former steel food and steel aerosol business and a full write-off of the potential future consideration related to the 2019 sale of the company’s former China beverage packaging business.

Interest Expense

Total interest expense was $69 million and $69 million for the three months ended September 30, 2021 and 2020, respectively, and $202 million and $247 million for the nine months ended September 30, 2021 and 2020, respectively. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings decreased 10 basis points from 3.5 percent for the three months ended September 30, 2020, to 3.4 percent for the three months ended September 30, 2021, and decreased 20 basis points from 3.6 percent for the nine months ended September 30, 2020, to 3.4 percent for the nine months ended September 30, 2021, due to the drop in global interest rates.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2021, was negative 1.2 percent and 20.6 percent, respectively, compared to 23.9 percent and 20 percent for the same periods in 2020.

The decrease of 25.1 percentage points for the three months ended September 30, 2021, was primarily due to an increase in federal tax credits, non-U.S. rate differences net of withholding tax, and the revaluation of deferred tax balances in the U.K. due to a tax rate change occurring in 2020. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

The increase of 0.6 percentage points for the nine months ended September 30, 2021 was primarily due to the decreased tax benefits for share-based compensation, and increased tax expense related to the revaluation of deferred tax balances in the U.K. due to tax rate changes, which were partially offset by non-U.S. rate differences net of withholding tax. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts. For 2020, tax expense was increased by a charge for the impairment of non tax-deductible goodwill within the beverage packaging, other, operating segment which is not expected to impact tax expense in future periods.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020

Net sales	$1,519	$1,327	$4,339	$3,775
Comparable operating earnings	186	209	519	544
Comparable operating earnings as a % of segment net sales	12%	16%	12%	14%
(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 1 of this report.

Segment sales for the three and nine months ended September 30, 2021, were $192 million and $564 million higher, respectively, compared to the same periods in 2020. The increase for the three and nine months ended September 30, 2021, was primarily due to higher volumes, the pass through of higher aluminum prices and improved mix.

Comparable operating earnings for the three and nine months ended September 30, 2021, were $23 million and $25 million lower, respectively, compared to the same periods in 2020. The decrease for the three and nine months ended September 30, 2021, was primarily due to the impact of low finished goods inventory throughout the quarter, startup and labor costs associated with three new manufacturing plants and timing of contractual non-aluminum input cost recovery, partially offset by higher specialty volumes and improved customer contractual terms.

Beverage Packaging, EMEA

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020

Net sales	$937	$809	$2,639	$2,177
Comparable operating earnings	125	117	349	248
Comparable operating earnings as a % of segment net sales	13%	14%	13%	11%
(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 1 of this report.

Segment sales for the three and nine months ended September 30, 2021, were $128 million and $462 million higher, respectively, compared to the same periods in 2020. The increase in sales for the three and nine months ended September 30, 2021, was primarily related to increased sales volumes, favorable currency exchange effects and the pass through of higher aluminum prices.

Comparable operating earnings for the three and nine months ended September 30, 2021, were $8 million and $101 million higher, respectively, compared to the same periods in 2020. The increase in comparable operating earnings for the three and nine months ended September 30, 2021, was primarily due to higher sales volumes.

Beverage Packaging, South America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020

Net sales	$462	$432	$1,401	$1,166
Comparable operating earnings	74	64	245	173
Comparable operating earnings as a % of segment net sales	16%	15%	17%	15%
(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 1 of this report.

Segment sales for the three and nine months ended September 30, 2021, were $30 million and $235 million higher compared to the same periods in 2020. The increase in sales for the three months ended September 30, 2021, was primarily related to the pass through of higher aluminum prices and improved mix, partially offset by decreased sales volumes following unfavorable weather conditions in July and August across South America. The increase in sales for the nine months ended September 30, 2021, was primarily due to higher sales volumes and the pass through of higher aluminum prices.

Comparable operating earnings for the three and nine months ended September 30, 2021, were $10 million and $72 million higher, respectively, compared to the same periods in 2020. The increase in comparable operating earnings for the three months ended September 30, 2021, was primarily due to improved mix, partially offset by lower volumes. The increase in comparable operating earnings for the nine months ended September 30, 2021, was primarily due to increased sales volumes and favorable mix.

Aerospace

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020

Net sales	$498	$451	$1,381	$1,321
Comparable operating earnings	46	44	115	114
Comparable operating earnings as a % of segment net sales	9%	10%	8%	9%

Segment sales for the three and nine months ended September 30, 2021, were $47 million and $60 million higher, respectively, compared to the same periods in 2020, and comparable operating earnings for the three and nine months ended September 30, 2021, were $2 million and $1 million higher, respectively, compared to the same periods in 2020. The higher sales and earnings for the three months ended September 30, 2021, were primarily due to the company’s new program wins and backlog growth.

The aerospace sales contract mix for the nine months ended September 30, 2021, consisted of 48 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 49 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $2.8 billion and $2.4 billion at September 30, 2021, and December 31, 2020, respectively. The backlog at September 30, 2021, consisted of 40 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, timing variances in program funding and the uncertain timing of future contract awards.

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020

Net earnings attributable to Ball Corporation	$179	$241	$581	$358
Net earnings (loss) attributable to noncontrolling interests, net of tax	—	(1)	—	(3)
Net earnings	179	240	581	355
Equity in results of affiliates, net of tax	(8)	(8)	(18)	13
Tax provision (benefit)	(2)	73	146	92
Earnings before taxes	169	305	709	460
Total interest expense	69	69	202	247
Earnings before interest and taxes	238	374	911	707
Business consolidation and other activities	141	8	136	235
Amortization of acquired intangibles	38	37	114	111
Comparable operating earnings	$417	$419	$1,161	$1,053

Our calculation of comparable net earnings and the related earnings per share are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2021	2020	2021	2020

Net earnings attributable to Ball Corporation	$179	$241	$581	$358
Business consolidation and other activities	141	8	136	235
Amortization of acquired intangibles	38	37	114	111
Share of equity method affiliate non-comparable costs, net of tax	(3)	1	3	31
Debt refinancing and other costs	1	1	1	41
Noncontrolling interest share of non-comparable costs, net of tax	—	—	—	1
Non-comparable taxes	(43)	9	5	(62)
Comparable net earnings	$313	$297	$840	$715

Diluted earnings per share	$0.54	$0.72	$1.75	$1.08
Comparable diluted earnings per share	$0.94	$0.89	$2.52	$2.15

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the consolidated financial statements included within Item 1 of this report on Form 10-Q.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

The following summarizes our cash flows:

	Nine Months Ended September 30,
($ in millions)	2021	2020

Cash flows provided by (used in) operating activities	$876	$345
Cash flows provided by (used in) investing activities	(1,104)	(751)
Cash flows provided by (used in) financing activities	327	(521)

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

Cash flows provided by operating activities were $876 million in 2021, primarily driven by net earnings before depreciation and amortization of $1.1 billion, being partially offset by pension contributions of $203 million and working capital outflows of $248 million, which reflected an increase in days sales outstanding from 42 days in 2020 to 54 days in 2021 and an increase in days payable outstanding from 128 days in 2020 to 136 days in 2021.

Cash flows used in investing activities were $1.1 billion in 2021 primarily driven by $1.2 billion of capital expenditures for large growth projects, partially offset by $110 million received in 2021 for the sale of our minority-owned investment in South Korea.

Cash flows provided by financing activities were $327 million in 2021 driven primarily by the issuance of $850 million of 3.125% senior notes, partially offset by net share purchases of $325 million and common stock dividends of $164 million.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1.7 billion at September 30, 2021, and $1.6 billion at December 31, 2020. A total of $430 million and $232 million were available for sale under such programs as of September 30, 2021, and December 31, 2020, respectively.

Contributions to the company’s defined benefit pension plans were $203 million in the first nine months of 2021 compared to $92 million in the first nine months of 2020, and such contributions are expected to be approximately $215 million for the full year of 2021. This estimate may change based on changes to the U.S. Pension Protection Act, the effects of the CARES Act and ARPA Act and the actual returns achieved on plan assets, among other factors.

The company has approximately $1.7 billion of capital expenditures for property, plant and equipment contractually committed as of September 30, 2021.

As of September 30, 2021, approximately $427 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. Management believes the company’s U.S. operating cash flows and cash on hand, together with its availability under long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $325 million during the nine months ended September 30, 2021, compared to $69 million of repurchases, net of issuances, during the same period of 2020. The company’s share repurchases are completed using cash on hand, cash provided by operating activities and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2024, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $8.5 billion and $7.8 billion was outstanding at September 30, 2021, and December 31, 2020, respectively.

At September 30, 2021, taking into account our outstanding letters of credit, approximately $1.7 billion was available under existing long-term, multi-currency committed revolving credit facilities, which are available until March 2024. In addition to these facilities, the company had approximately $1 billion of short-term uncommitted credit facilities available as of September 30, 2021, of which $24 million was outstanding and due on demand.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at September 30, 2021, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of December 31, 2022. As of September 30, 2021, the company could borrow up to its limits available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details regarding our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report.

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

Guaranteed Securities

The company’s senior notes are guaranteed on a full and unconditional, joint and several bases by the issuer of the company’s senior notes and the subsidiaries that guarantee the notes (the obligor group). The entities that comprise the obligor group are 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company.

The following summarized financial information relates to the obligor group as of September 30, 2021, and December 31, 2020, and for the nine months ended September 30, 2021, and the year ended December 31, 2020. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Nine Months Ended	Year Ended
($ in millions)	September 30, 2021	December 31, 2020

Net sales	$5,885	$7,115
Gross profit (a)	673	935
Net earnings (loss)	266	528
Net earnings (loss) attributable to Ball Corporation	266	528
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $148 million for the nine months ended September 30, 2021, and $167 million for the year ended December 31, 2020.

	September 30,	December 31,
($ in millions)	2021	2020

Current assets	$3,218	$2,211
Noncurrent assets	14,396	13,701
Current liabilities	5,181	3,704
Noncurrent liabilities	11,075	10,854

Included in the amounts disclosed in the tables above, at September 30, 2021, and December 31, 2020, the obligor group held receivables due from other subsidiary companies of $435 million and $221 million, respectively, long-term notes receivable due from other subsidiary companies of $9.1 billion and $9.2 billion, respectively, payables due to other subsidiary companies of $1.8 billion and $1.7 billion, respectively, and long-term notes payable due to other subsidiary companies of $1.9 billion and $1.5 billion, respectively.

For the nine months ended September 30, 2021, and the year ended December 31, 2020, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $583 million and $804 million, respectively, net credits from them of $25 million and $24 million, respectively, and net interest income from them of $253 million and $393 million, respectively. During the year ended December 31, 2020, the obligor group received dividends from other subsidiary companies of $56 million.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements concerning future events and financial performance. Words such as "expects," "anticipates," "estimates," "believes," and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements and any such statements should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Additional factors that might affect: a) our packaging segments include product capacity, supply, and demand constraints and fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; changes in major customer or supplier contracts or loss of a major customer or supplier; political instability and sanctions; currency controls; changes in currency exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and shelter-in-place orders in any country or jurisdiction affecting goods produced by us or in our supply chain, including imported raw materials; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the Company as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory actions or issues including those related to tax, ESG reporting, competition, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; rates of return on assets of the Company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including policies, orders, and actions related to COVID-19; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on our operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended September 30, 2021, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the third quarter of 2021.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 31, 2021	257,897	$82.24	257,897	34,518,266
August 1 to August 31, 2021	1,392,218	90.41	1,392,218	33,126,048
September 1 to September 30, 2021	779,311	92.71	779,311	32,346,737
Total	2,429,426	90.28	2,429,426
(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 50 million shares were authorized for repurchase by Ball’s Board of Directors.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended September 30, 2021.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended September 30, 2021.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Executive Vice President and Chief Financial Officer

Date:	November 5, 2021