Form 10-K
period 2021-12-31
BALL Corp
filed 2022-02-16
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $26.5 billion based upon the closing market price and common shares outstanding as of June 30, 2021.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 14, 2022
Common Stock, without par value	321,495,737 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy statement to be filed with the Commission within 120 days after December 31, 2021, to the extent indicated in Part III.

Ball Corporation

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2021

PART I.

Item 1. Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of aluminum packaging for the beverage, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our sustainable, aluminum packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace segment. In 2021, our total consolidated net sales were $13.8 billion. Our packaging businesses were responsible for 86 percent of our net sales, with the remaining 14 percent contributed by our aerospace business.

Our largest product line is aluminum beverage containers and we also produce extruded aluminum aerosol containers, recloseable aluminum bottles across multiple consumer categories, aluminum slugs and aluminum cups.

We sell our aluminum packaging products globally to large multinational beverage, personal care and household products companies with which we have developed long-term relationships. This is evidenced by our high customer retention and large number of long-term supply contracts. While we have a diversified customer base, we sell a significant portion of our packaging products to major companies and brands, as well as to numerous regional customers. Our significant customers include top consumer packaging and beverage companies.

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

We are headquartered in Westminster, Colorado, and our stock is listed for trading on the New York Stock Exchange under the ticker symbol BLL. We intend to change the company’s ticker symbol from BLL to BALL immediately following our annual shareholders’ meeting in April 2022. A public press release will be issued 10 days prior to the actual change date.

Our Strategy

Our Drive for 10 vision defines our overall business strategy. At its highest level, Drive for 10 is a mindset around perfection, with a greater sense of urgency around our future success. Launched in 2011, Drive for 10 encompasses five strategic levers that are key to growing our businesses and achieving long-term success. These five levers are:

●	Maximizing value in our existing businesses
●	Expanding into new products and capabilities
●	Aligning ourselves with the right customers and markets
●	Broadening our geographic reach and
●	Leveraging our know-how and technological expertise to provide a competitive advantage

We also maintain a clear and disciplined financial strategy focused on improving shareholder returns by:

●	Seeking to deliver comparable diluted earnings per share growth of 10 percent to 15 percent per annum over the long-term
●	Maximizing cash flow generation
●	Increasing Economic Value Added (EVA®) dollars

The cash generated by our businesses is used primarily: (1) to finance the company’s operations, (2) to fund growth capital investments, (3) to service the company’s debt and (4) to return value to our shareholders via stock buybacks and dividend payments. From time to time, we have evaluated and expect to continue to evaluate possible transactions that we believe will benefit the company and our shareholders, which may include strategic acquisitions, divestitures of parts of our company or equity investments. At any time, we may be engaged in discussions or negotiations with respect to possible transactions or may have entered into non-binding letters of intent. There can be no assurance if or when we will enter into any such transactions or the terms of such transactions. The compensation of many of our employees is tied directly to the company’s performance through our EVA®-based incentive programs.

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

We focus our sustainability efforts on product stewardship, operational excellence, human capital management, including diversity and inclusion, and community engagement. In our manufacturing operations around the world, we work on continuous improvement of employee safety and engagement, energy and water efficiency, reducing greenhouse gas emissions, waste reduction and recycling. Our commitment extends beyond our walls.

Today’s consumers are acutely aware of the plastic pollution crisis, and they are choosing brands based on their sustainability credentials. Customers understand this growing concern for the environment and their unique position in impacting the environment, especially through the packaging materials they use. Infinitely recyclable and economically valuable aluminum unlocks the full potential of packaging to help customers convey values and purpose to consumers. We are committed to doing what we can to move toward a truly circular economy, where materials can be – and actually are – used again and again.

Aluminum cans, bottles and now cups are an increasingly attractive option for sustainability-conscious brands and consumers who want to do the right thing for the environment. Unlike plastic, glass, cartons or compostable containers, aluminum containers are designed to be recycled again and again without losing quality, and are in high demand across industries and applications, pushing aluminum collection, sorting and recycling rates to the highest of any beverage packaging material. That’s why 75 percent of all aluminum ever produced is still in use today.

Aluminum beverage packaging is the leader in real recycling, where the package is collected and then transformed into an item of equal value (product-to-product or material-to-material recycling). In the case of aluminum cans, bottles or cups which are monomaterial, the aluminum can be recycled and made back into the same product in as little as 60 days. In contrast, only 10 percent of all plastic ever produced has been recycled and is mostly only downcycled. Down-cycled products, including but not limited to when plastic is converted to become part of a sneaker or fibers in a carpet, are not sustainable because eventually those products end up in landfills. Real recycling happens when the value of the product being recycled is maintained from one use to another.

Because recycling aluminum saves resources and uses significantly less energy than primary aluminum production, we are innovating and collaborating with our customers, supply chain, and other public and private partners to establish and financially support initiatives to increase recycling rates around the world. For example, we work together to create effective collection and recycling systems and educate consumers about the sustainability benefits of aluminum packaging. During 2021, the company proactively engaged with global regulators and legislators to raise awareness of the importance of recycling and infrastructure investment to improve global recycling rates. As part of this proactive engagement, the company also published the 50 States of Recycling Report, which is available at www.ball.com/realcircularity.

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

A healthy and sustainable business also depends on thriving communities. Ball’s commitment to the communities where we live and operate is an integral part of our corporate culture, as we continue to support organizations, programs and civic initiatives that advance sustainable livelihoods. Community engagement is how our company and our employees enrich the places where we live and work beyond providing jobs, benefits and paying local taxes. Through the Ball Foundation, corporate giving, employee giving and volunteerism, we invest in the future of the communities that sustain us. In 2021, Ball and its employees donated over $5 million supporting more than 2,900 non-profits and logged more than 24,000 hours of volunteer service to non-profit organizations centered on building sustainable communities through recycling, education, and disaster preparedness and relief initiatives.

The company’s focus towards sustainability has been recognized by external organizations. Ball was recognized in the Top 1 Percent of Industry and received the Gold Class and Industry Mover Award by S&P Global in The Sustainability Yearbook 2022.

Human Capital and Employees

Ball Corporation’s people are its greatest asset and we are proud to outline the material aspects of our human capital program. At the end of 2021, the company and its subsidiaries employed approximately 24,300 employees, including approximately 11,900 employees in the U.S. Details of collective bargaining agreements are included within Item 1A, Risk Factors, of this annual report.

Our Culture

Embracing our rich 142-year history, we “know who we are”, a company that respects and values each of our employees and their collective desire to deliver value to all our stakeholders. We embrace our diversity and are “one Ball” in valuing:

●	Uncompromising integrity;
●	Being close to our customers;
●	Behaving like owners;
●	Focusing on attention to detail; and
●	Being innovative.

Diversity and Inclusion

Diversity and Inclusion (D&I) is embedded in our Drive for 10 vision and is key to the sustained success of our business. We established a dedicated D&I function in 2015 to build on our longstanding commitment to D&I across the company and included D&I as an integral part of our goals for sustainability. Over the past six years, we have made meaningful progress on D&I, which has been recognized by external organizations, including Forbes, which recognized Ball among the “America’s Best Employers for Diversity” in 2020, and the Human Rights Campaign Foundation, which listed Ball among the “Best Places to Work for LGBTQ Equality” in 2021 and 2022 and awarded Ball with a perfect score on its Corporate Equality Index list in 2021 and 2022. Our dedicated D&I function reports directly to our CEO, and we understand that the key to success is shared accountability rather than designating a single owner for this critical area.

Our focus to date has been on providing unconscious bias training for our global workforce, expanding our Ball Network and Interest Groups (BNIs) in terms of quantity and geography, and increasing awareness about the importance of D&I and each employee’s role in ensuring that we have a culture where people can bring their authentic selves to work and thrive. While we are proud of our progress, we know there is more work to do.

As we move forward, we are accelerating our D&I efforts with a greater sense of urgency. In June 2020, we instituted a new global cloud-based human capital management platform that will – among many other talent-focused features – enable us to more fully understand employee demographics and identify how we can better enhance our diversity around the world. We continue to evolve our talent acquisition process and focus on diversity for internships, candidate slates, interview panels, talent reviews and succession planning. Each of our business segment leaders has committed to help drive further D&I progress during 2022 and beyond. Currently, 62 percent of our board of directors are either gender or ethnically diverse, including five female board members, and 30 percent of our company’s executive leadership team are either gender or ethnically diverse.

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

Training and Development

Our global human capital management platform enables rigorous identification, analysis and development of talent around the world. In conjunction with that platform, the company utilizes an approach to performance management focused on development and continuous improvement. This approach emphasizes ongoing performance conversations between managers and employees and a focus on mitigating bias in performance conversations, resulting in an enhanced employee developmental experience and data points for our talent discussions. Additionally, all employees have access to create a personal development plan and we have resources to support employees in their personal and professional development, including:

●	Continuous education through various tuition reimbursement programs, apprenticeship and instructional programs;
●	A learning management platform that has had significant employee utilization;
●	Monthly global leadership panel discussions and breakout groups focused on real-time topics, such as supporting team wellbeing, working through stressful times, setting individual development goals, maximizing team performance, sharing practical steps to better enable our collective focus on D&I and sharing other best practice leadership behaviors
●	A new LinkedIn Learning platform for all corporate and packaging employees who work in an office setting;
●	Leadership and personal development coaching opportunities through a partnership with BetterUp;
●	On-going education for people leaders around our Inspire, Connect, and Achieve leadership behaviors;
●	Annual compliance, antitrust, bribery, corruption and business code of conduct and ethics training for key management level, sales and supply chain employees.

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

Since the onset of the ongoing novel coronavirus (COVID-19) pandemic, nearly all of our businesses have been deemed essential by the governments where we operate, and our production facilities have operated continuously. During this time, we have put employee health and well-being front and center, and we have adjusted our approach to how work gets done accordingly. Our guiding principles throughout the pandemic have been safety, flexibility and empathy. Ball has implemented rigorous safety protocols in all its locations, including face coverings, social distancing, contact tracing, employee testing and enhanced cleaning. Most office-based roles have transitioned to a flexible working environment, and our IT systems have been flexed to support more virtual meetings and remote collaboration. We are actively preparing for a more flexible approach to traditional office roles after the pandemic ends.

Finally, despite the effects of the pandemic and in direct support of our growing businesses, Ball increased its net employee headcount by approximately 2,800 employees during 2021. Additional information on our human capital programs can be found in the Ball Corporation Sustainability Report, which is available at www.ball.com/sustainability.

Our Reportable Segments

Ball Corporation reports its financial performance in four reportable segments: (1) beverage packaging, North and Central America; (2) beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA); (3) beverage packaging, South America and (4) aerospace. Ball also has investments in the U.S., Guatemala, Panama and Vietnam that are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Additional financial information related to each of our segments is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 3 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K (annual report).

Beverage Packaging, North and Central America, Segment

Beverage packaging, North and Central America, is Ball’s largest segment, accounting for 42 percent of consolidated net sales in 2021. Aluminum beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Aluminum beverage containers and ends are produced at 20 manufacturing facilities in the U.S., one in Canada and two in Mexico. The beverage packaging, North and Central America, segment also includes interests in four investments that are accounted for using the equity method. In 2021, the company began production in its new plants in Glendale, Arizona, Pittston, Pennsylvania, and Bowling Green, Kentucky. The company has announced plans to expand its network to include new plants in North Las Vegas, Nevada, and Concord, North Carolina.

According to publicly available information and company estimates, the North American beverage container industry represents approximately 133 billion units. Six companies manufacture substantially all of the aluminum beverage containers in the U.S., Canada and Mexico. Ball shipped approximately 54 billion aluminum beverage containers in North and Central America in 2021, which represented approximately 41 percent of the aggregate shipments in these countries. Historically, sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage containers produced by Ball in the U.S., Canada and Mexico are made of aluminum. In North and Central America, a diverse base of no less than ten global suppliers provides almost all of our aluminum can and end sheet requirements.

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

Beverage Packaging, EMEA, Segment

The beverage packaging, EMEA, segment accounted for 25 percent of Ball’s consolidated net sales in 2021. Our EMEA region operations include 17 facilities throughout Europe, three facilities in Russia and one facility each in Cairo, Egypt, and Manisa, Turkey. For the countries in which we operate, the beverage container market is approximately 93 billion containers, and we are the largest producer with an estimated 41 percent of shipments in this region. The regions served by our beverage packaging, EMEA, segment, including Russia, Egypt and Turkey, are highly regional in terms of sales growth rates and packaging mix. Four companies manufacture substantially all of the metal beverage containers in EMEA. Our EMEA beverage facilities shipped 38 billion beverage containers in 2021, the vast majority of which were made from aluminum. As of December 31, 2021, all of the beverage containers produced by the company’s beverage packaging, EMEA, segment are now made of aluminum. The company has announced plans to construct additional plants in Pilsen, Czech Republic, Ulyanovsk, Russia, and Northamptonshire, U.K.

Historically, sales volumes of metal beverage containers in EMEA tend to be highest during the period from May through August, with a smaller increase in demand leading up to the winter holiday season in the U.K. offset by much lower demand in Russia. Much like in other parts of the world, the aluminum beverage container competes aggressively with other packaging materials used by the beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is utilized in the carbonated soft drink, beer, juice and water industries. These trends are evolving, however, as customers respond to consumer demand, and regulators and non-governmental organizations press for more sustainable packaging in the wake of the plastic pollution crisis. More and more brands are choosing aluminum beverage packaging because of its infinite recyclability and other sustainability credentials. The overall recycling rate for aluminum beverage cans in the European Union, Switzerland, Norway and Iceland increased to a new record level of approximately 75 percent in 2017.

Raw material supply contracts in this region generally have longer term agreements. Six aluminum suppliers provide almost all of our aluminum can and end sheet requirements. Aluminum is traded primarily in U.S. dollars, while the functional currencies of our EMEA operations are various other currencies. The company minimizes its exchange rate risk using derivative and supply contracts in local currencies. We limit our exposure to changes in the cost of aluminum as a result of the inclusion of provisions in most of our aluminum beverage container sales contracts to pass through aluminum price changes, as well as through the use of derivative instruments.

Beverage Packaging, South America, Segment

The beverage packaging, South America, segment accounted for 15 percent of Ball’s consolidated net sales in 2021. Our operations consist of 13 facilities—10 in Brazil and one each in Argentina, Chile and Paraguay. For the countries where we operate, the South American beverage container market is approximately 42 billion containers, and we are the largest producer in this region with an estimated 48 percent of South American shipments in 2021. Four companies currently manufacture substantially all of the aluminum beverage containers in Brazil.

The company’s South American beverage facilities shipped approximately 20 billion aluminum beverage containers in 2021. Historically, sales volumes of beverage containers in South America tend to be highest during the period from September through December. In South America, two suppliers provide virtually all our aluminum can and end sheet requirements with certain requirements also being imported from Asia.

To support long-term contracted volume growth and can-filling investments across South America, the previously announced multi-line facility in Frutal, Brazil, recently began production in 2021, and additional investments across our existing South American footprint continue.

We limit our exposure to changes in the cost of aluminum as a result of the inclusion of provisions in most of our aluminum beverage container sales contracts to pass through aluminum price changes, as well as through the use of derivative instruments.

Aerospace Segment

Ball’s aerospace segment, which accounted for 14 percent of consolidated net sales in 2021, includes national defense hardware, antenna and video tactical solutions, civil and operational space hardware and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 97 percent of segment sales in 2021.

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

Backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog in the aerospace segment was $2.5 billion and $2.4 billion at December 31, 2021 and 2020, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2021 backlog includes $1.3 billion expected to be recognized in revenues during 2022, with the remainder expected to be recognized in revenues in the years thereafter. Amounts included in backlog for certain firm government orders, which are subject to annual funding, were $1 billion and $1.5 billion at December 31, 2021 and 2020, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations, revenues and earnings due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards. Uncertainties in the federal government budgeting process could delay the funding, or even result in cancellation of certain programs currently in our reported backlog.

Other

Other consists of a non-reportable operating segment (beverage packaging, other) that manufactures and sells aluminum beverage containers in India, Saudi Arabia and Myanmar; a non-reportable segment that manufactures and sells extruded aluminum aerosol containers, recloseable aluminum bottles across multiple consumer categories and slugs (aerosol packaging); a non-reportable operating segment that manufactures and sells aluminum cups (aluminum cups); undistributed corporate expenses; intercompany eliminations and other business activities.

Beverage Packaging, Other

Our aluminum beverage packaging operations in the beverage packaging, other, segment consist of four aluminum manufacturing facilities – two in India and one each in Saudi Arabia and Myanmar. Our aluminum can and end sheet requirements are provided by several suppliers. Our manufacturing facility in Saudi Arabia, Ball United Arab Can Manufacturing Company, is an investment 51 percent owned by Ball and consolidated in our results. Additionally, Ball has ownership interests in equity method investments in Vietnam. During 2021, Ball sold its minority-owned investment in South Korea. For additional details, refer to Note 4 to the consolidated financial statements within Item 8 of this annual report

Aerosol Packaging

Our aluminum aerosol packaging operations manufacture and sell extruded aluminum aerosol containers, recloseable aluminum bottles across multiple consumer categories, and aluminum slugs, which represented less than 5 percent of Ball’s consolidated net sales in 2021. In 2020, Ball acquired an aluminum aerosol packaging business in Itupeva, Brazil, and in 2019, Ball sold its steel aerosol packaging business in Argentina. There are 9 manufacturing facilities that manufacture these products – four in Europe and one each in the U.S., Canada, Brazil, Mexico and India. The aerosol packaging market in these countries shipped approximately 5.8 billion aluminum aerosol units in 2021 and we are one of the major producers in this combined area with shipments of 1.3 billion aluminum aerosol packaging containers, representing approximately 22 percent of total shipments in these markets. Our aluminum aerosol requirements are provided by several suppliers. In 2021, our aerosol business operations launched a new extruded, recloseable aluminum bottle line to provide a circular solution to plastic bottle pollution in personal care and other product categories.

Aluminum Cups

The Ball aluminum cups business serves the growing demand for innovative, sustainable beverage packaging among customers and consumers. Aligned with our Drive for 10 vision, the aluminum cups business leverages our years of experience and specialized expertise to provide another environmentally friendly offering to our industry-leading portfolio of aluminum packages. Sturdy, durable and cool to the touch, the infinitely recyclable Ball aluminum cup is produced at a dedicated manufacturing facility in Rome, Georgia. Ball plans to introduce additional offerings to round out its cups portfolio and intends to expand adoption of the cups to drinking establishments, parks and recreation, colleges and universities, hospitality, restaurants, retail, business and industry.

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

Additional information regarding company R&D activity is contained in Note 1 to the consolidated financial statements within Item 8 of this annual report, as well as in Item 2, Properties.

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

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement; a Business Ethics Code of Conduct; and charters for its Audit Committee, Nominating/Corporate Governance Committee, Human Resources Committee and Finance Committee. These documents are available on the company’s website at www.ball.com/investors, under the link “Corporate Governance.” A copy may also be obtained upon request from the company’s corporate secretary. The company’s sustainability report and updates on Ball’s progress are available at www.ball.com/sustainability.

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

The company had $7.8 billion of interest-bearing debt at December 31, 2021. Such indebtedness could have significant consequences for our business and any investment in our securities, including:

●	increasing our vulnerability to adverse economic, industry or competitive developments;
●	requiring more of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, thus limiting our cash flow available to fund our operations, capital expenditures and future business opportunities or the return of cash to our shareholders;
●	restricting us from making additional acquisitions;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and
●	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be less leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

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

We derived approximately 47 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2021. The sizeable scope of operations inside and outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

●	political and economic instability;
●	governments’ restrictive trade policies;
●	the imposition or rescission of duties, taxes or government royalties;
●	exchange rate risks;
●	inflation of direct input costs;
●	virus and disease outbreaks and responses thereto;
●	difficulties in enforcement of contractual obligations and intellectual property rights; and
●	the geographic, language and cultural differences between personnel in different areas of the world.

We are exposed to exchange rate fluctuations.

The company’s financial results are exposed to currency exchange rate fluctuations and a significant proportion of assets, liabilities and earnings denominated in non-U.S. dollar currencies. The company presents its financial statements in U.S. dollars and has a significant proportion of its net assets, debt and income in non-U.S. dollar currencies, primarily the euro, as well as the Russian ruble and other emerging market currencies. The company’s financial results and capital ratios are therefore sensitive to movements in currency exchange rates.

We manage our exposure to currency fluctuations, particularly our exposure to fluctuations in the euro to U.S. dollar exchange rate to attempt to mitigate the effect of cash flow and earnings volatility associated with exchange rate changes. We primarily use forward contracts and options to manage our currency exposures and, as a result, we experience gains and losses on these derivative positions which are offset, in part, by the impact of currency fluctuations on existing assets and liabilities.

We are vulnerable to fluctuations and disruptions in the supply and price of raw materials.

We purchase aluminum and other raw materials and packaging supplies, including dunnage, from several sources. While all such materials and supplies are available from independent suppliers, they are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and sometimes use derivative instruments to seek to manage our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities at reasonable prices. Economic, financial, and operational factors, including strikes or labor shortages, as well as governmental action, could impact our suppliers, thereby causing supply shortages. Increases in raw material costs, including potential increases due to tariffs, sanctions, or other trade actions, could have a material adverse effect on our business, financial condition or results of operations. Global supply chain disruptions can negatively impact our results. In the Americas, Europe and Asia, some contracts do not allow us to pass along increased raw material costs and we generally use derivative agreements to seek to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase. Due to the fixed-price contracts, increased prices could decrease our sales volume over time. The delayed timing in recovering the pass-through of increasing raw material costs may also impact our short-term profitability and certain costs due to price increases or supply chain inefficiencies may be unrecoverable, which would also impact our profitability. In addition, in view of recent increases in our raw material and other production costs, we initiated a comprehensive cost pass-through program across all our businesses last year, which is ongoing, to seek to recover from our customers the full amount of those cost increases over time.

We use estimates in accounting for many of our programs in our aerospace business, and changes in our estimates could adversely affect our future financial results.

We account for sales and profits on a portion of long-term contracts in our aerospace business in accordance with the percentage-of-completion method of accounting, using the cost-to-cost method to account for updates in estimates. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections related to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. These assumptions involve various levels of expected performance improvements. Under the cost-to-cost method, the impact of updates in our estimates related to units shipped to date or progress made to date is recognized immediately.

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

We have a significant amount of goodwill recorded on our consolidated balance sheet as of December 31, 2021. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of our reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

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

U.S. GAAP and SEC accounting and reporting changes are common. These changes could have significant effects on our reported results when compared to prior periods and other companies and may even require us to retrospectively adjust prior periods. Additionally, material changes to the presentation of transactions in the consolidated financial statements could impact key ratios that analysts and credit rating agencies use to rate Ball and ultimately impact our ability to access the credit markets in an efficient manner.

A material weakness in our internal control over financial reporting could, if not remediated, result in material misstatements in our financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is identified, management could conclude that internal control over financial reporting is not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control—An Integrated Framework (2013).” If a material weakness is identified, a remediation plan would be designed to address the material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. As of December 31, 2021, the company had no material weaknesses.

We face risks related to health epidemics, pandemics and other outbreaks, including the ongoing COVID-19 pandemic, which could adversely affect our business.

The circumstances of the ongoing COVID-19 pandemic and responses thereto continue to evolve. The products produced and services provided by Ball have been deemed essential and, as a result, relevant governments around the world have allowed our operations to continue through this crisis. Additionally, overall demand for our aluminum beverage cans has remained high and has increased during the pandemic. However, COVID-19 and its related variants could give rise to circumstances that cause one or more of the following risk factors to occur:

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

Increased information technology (IT) security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services, as well as those of our suppliers and customers.

The company’s IT systems, or any third party’s system on which the company relies, as well as those of our suppliers and customers, could fail on their own accord or may be vulnerable to a variety of interruptions or shutdowns, including interruptions or shutdowns due to natural disasters, power outages or telecommunications failures, terrorist attacks or failures during the process of upgrading or replacing software or hardware. Increased global IT security threats and more sophisticated and targeted computer crime also pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, as well as to the security and data of our suppliers and customers. As a provider of products and services to government and commercial customers, our aerospace business in particular may be the target of cyber-attacks, including attempts to gain unauthorized access to classified or sensitive information and networks. The company has a number of shared service centers where many of the company’s IT systems are concentrated and any disruption at such a location could impact the company’s business within the operating zones served by the impacted service center.

While we attempt to mitigate all of these risks to our networks, systems and data by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats or other IT disruptions. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, harm to individuals or property, contractual or regulatory actions and fines, penalties and potential liabilities, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. Data privacy and protection laws are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness and could expose us to substantial fines or other penalties. In addition, a security breach that involves classified or other sensitive government information could subject us to civil or criminal penalties and could result in the loss of our secure facility clearance and other accreditation, loss of our government contracts, loss of access to classified information or debarment as a government contractor.

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

As of December 31, 2021, 13 percent of our North American employees and 37 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, cash flows or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

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

Beverage packaging, North and Central America, locations:

●	Bowling Green, Kentucky
●	Conroe, Texas
●	Fairfield, California
●	Findlay, Ohio
●	Fort Atkinson, Wisconsin
●	Fort Worth, Texas
●	Glendale, Arizona
●	Golden, Colorado
●	Goodyear, Arizona
●	Kapolei, Hawaii
●	Kent, Washington
●	Monterrey, Mexico
●	Monticello, Indiana
●	Phoenix, Arizona
●	Pittston, Pennsylvania
●	Queretaro, Mexico
●	Rome, Georgia
●	Saint Paul, Minnesota
●	Saratoga Springs, New York
●	Tampa, Florida
●	Wallkill, New York
●	Whitby, Ontario, Canada
●	Williamsburg, Virginia

Beverage packaging, EMEA, locations:

●	Argayash, Russia
●	Belgrade, Serbia
●	Bierne, France
●	Cabanillas del Campo, Spain
●	Cairo, Egypt
●	Ejpovice, Czech Republic
●	Fosie, Sweden
●	Fredericia, Denmark
●	Gelsenkirchen, Germany
●	La Selva, Spain
●	Lublin, Poland
●	Ludesch, Austria
●	Manisa, Turkey
●	Mantsala, Finland
●	Milton Keynes, United Kingdom
●	Mont, France
●	Naro Fominsk, Russia
●	Nogara, Italy
●	Vsevolozhsk, Russia
●	Wakefield, United Kingdom
●	Waterford, Ireland
●	Widnau, Switzerland

Beverage packaging, South America, locations:

●	Aguas Claras, Brazil
●	Asuncion, Paraguay
●	Brasilia, Brazil
●	Buenos Aires, Argentina
●	Extrema, Brazil
●	Frutal, Brazil
●	Jacarei, Sao Paulo, Brazil
●	Manaus, Brazil
●	Pouso Alegre, Brazil
●	Recife, Brazil
●	Santa Cruz, Brazil
●	Santiago, Chile
●	Tres Rios, Rio de Janeiro, Brazil

Beverage packaging, Other, locations:

●	Dammam, Saudi Arabia
●	Mumbai, India
●	Sri City, India
●	Yangon, Myanmar

Aerosol packaging locations:

●	Ahmedabad, India
●	Beaurepaire, France
●	Bellegarde, France
●	Devizes, United Kingdom
●	Itupeva, Brazil
●	San Luis Potosí, Mexico
●	Sherbrooke, Quebec, Canada
●	Velim, Czech Republic
●	Verona, Virginia

Aluminum cups location:

●	Rome, Georgia

Item 3. Legal Proceedings

Details of the company’s legal proceedings are included in Note 22 to the consolidated financial statements within Item 8 of this annual report.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Ball Corporation common stock (BLL) is listed for trading on the New York Stock Exchange. There were 6,330 common shareholders of record on February 14, 2022. We intend to change the company’s ticker symbol from BLL to BALL immediately following our annual shareholders’ meeting in April 2022. A public press release will be issued 10 days prior to the actual change date.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2021.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2021	1,163,215	$90.93	1,163,215	31,183,521
November 1 to November 30, 2021	1,683,252	93.32	1,683,252	29,500,269
December 1 to December 31, 2021	1,459,760	92.81	1,459,760	28,040,509
Total	4,306,227	92.50	4,306,227
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 50 million shares were authorized for repurchase by Ball’s Board of Directors.

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2021. The graph assumes $100 was invested on December 31, 2016, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/16)

$270
$250
$230
$210
$190
$170
$150
$130
$110
$90
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
BLL
S&P 500
DJ US Containers & Packaging

Total Return Analysis

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
BLL	$100.00	$101.78	$124.83	$177.05	$257.07	$267.67
S&P 500	100.00	119.42	111.97	144.31	167.77	212.89
DJ US Containers & Packaging	100.00	116.71	93.19	117.03	138.49	150.75

Source: Bloomberg L.P.® Charts

Item 6.  [Reserved]

Removing and reserving Item 6 of Part II.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we have made progress on each of the levers as follows:

●	Maximizing value in our existing businesses by expanding specialty container production across our global plant network to meet current demand, improving efficiencies and amplifying our sustainability credentials through Aluminum Stewardship Initiative certification in our global aluminum container and end facilities in North America, South America and Europe; leveraging plant floor and integrated planning systems to reduce costs and manage contractual provisions across our diverse customer base; successfully acquiring and integrating a large global aluminum beverage business and regional aluminum aerosol facility while also divesting underperforming assets; and in the aluminum aerosol business, installing new extruded aluminum aerosol lines in our European, Mexican and Indian facilities while also implementing cost-out and value-in initiatives across all of our businesses;

●	Expanding further into new products and capabilities through commercializing our new lightweight, infinitely recyclable aluminum cup and providing next-generation extruded aluminum aerosol packaging that utilizes proprietary technology to significantly lightweight the can; and successfully introducing new specialty beverage cans and aluminum bottle-shaping technology;

●	Aligning ourselves with the right customers and markets by investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent approximately 50 percent of our global beverage packaging mix; aligning with growing beverage categories and other new beverage producers who continue to use aluminum beverage containers to grow their business; and in our aluminum cup business, establishing partnerships with restaurants and event venues and utilizing online platforms and North American retailers to provide infinitely recyclable aluminum cups directly to consumers.

●	Broadening our geographic reach with our acquisition of Rexam and our new investments in beverage manufacturing facilities in the United States, Brazil, Paraguay, Spain, Mexico, Myanmar and Panama, as well as extruded aluminum aerosol manufacturing facilities in India and Brazil, and the successful start-up of our aluminum cups business in the U.S.; and

●	Leveraging our technological expertise in packaging innovation, including the introduction of our new proprietary, brandable lightweight aluminum cup and providing next-generation aluminum bottle-shaping technologies and the increased production of lightweight ReAl® containers, which utilize technology that increases the strength of aluminum used in the manufacturing process while lightweighting the can by up to 30 percent over a standard aluminum aerosol can, as well as our investment in cyber, data analytics methane monitoring, 5G and LIDAR capabilities to further enhance our aerospace technical expertise across a broader customer portfolio.

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

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed on February 17, 2021, for a comparison of our 2020 results of operations to the 2019 results.

Novel Coronavirus (COVID-19)

The ongoing novel coronavirus (COVID-19) had a significant effect upon the global business environment during the year ended December 31, 2021. Ball provides key products and services to the consumer beverage and household markets and the U.S. aerospace markets and, consequently, the operations of Ball and of its principal customers and suppliers have been designated as essential across our key markets. This designation allowed Ball to operate its manufacturing facilities throughout 2021, and it is expected that Ball will continue to operate its facilities without disruption in the foreseeable future. However, jurisdictions around the globe have issued stay-at-home orders and mandated operational closures of non-essential businesses and other restrictions, which have impacted certain of our customers by constraining some supply of products to certain consumers. The risks that COVID-19 and its related variants continue to present to Ball’s business have been outlined in Item 1. Risk Factors and Note 1 to the consolidated financial statements within Item 8 of this annual report.

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2021	2020	2019

Net sales	$13,811	$11,781	$11,474
Net earnings attributable to Ball Corporation	878	585	566
Net earnings attributable to Ball Corporation as a % of net sales	6%	5%	5%

Sales in 2021 were $2,030 million higher compared to 2020 primarily as a result of increased sales volumes, pass through of higher aluminum prices, improved price/mix and favorable exchange rates.

Net earnings attributable to Ball Corporation in 2021 were $293 million higher than 2020 primarily due to increased sales volumes and favorable price/mix in our beverage packaging, North and Central America, segment, lower business consolidation and other activities, lower total interest expense, and higher earnings from equity in results of affiliates, partially offset by the tax effect of higher earnings and higher personnel, startup, and other costs to support growth investments, and the timing of contractual non-aluminum input cost recovery.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $11,085 million in 2021 compared to $9,323 million in 2020. These amounts represented 80 percent and 79 percent of consolidated net sales for the years ended 2021 and 2020, respectively. The increase year-over-year is primarily due to general inflationary cost pressures from limited supply of raw materials and global supply chain transportation disruptions. To mitigate these recent cost trends, we have established a commercial cost recovery program that is designed to help us recover a significant portion of those cost increases that fall outside our normal customer contracts.

Depreciation and Amortization

Depreciation and amortization expense was $700 million in 2021 compared to $668 million in 2020. These amounts represented 5 percent and 6 percent of consolidated net sales for the years ended 2021 and 2020, respectively. Amortization expense in 2021 and 2020 included $152 million and $150 million, respectively, for the amortization of acquired Rexam intangibles.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $593 million in 2021 compared to $525 million in 2020. These amounts represented 4 percent of consolidated net sales for 2021 and 2020, respectively. The increase in SG&A expenses was primarily due to higher personnel and other costs to support growth investments.

Business Consolidation Costs and Other Activities

Business consolidation costs and other activities were $142 million in 2021 compared to $262 million in 2020. These amounts represented 1 percent and 2 percent of consolidated net sales for 2021 and 2020, respectively. The amounts in 2021 included a non-cash pension settlement charge of $135 million and gains resulting from Brazilian indirect tax rulings of $22 million. The charges in 2020 included a non-cash pension settlement charge of $120 million, a non-cash impairment charge of $62 million related to the goodwill of our beverage packaging, other, reporting unit, an adjustment of $15 million to the selling price of the company’s former steel food and steel aerosol business and a $23 million write-off of the potential future consideration related to the 2019 sale of the company’s former China beverage packaging business.

Interest Expense

Total interest expense was $283 million in 2021 compared to $316 million in 2020. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings decreased by approximately 10 basis points from 3.5 percent 2020 to 3.4 percent in 2021 due to the drop in global interest rates.

Tax Provision

The company’s effective tax rate is affected by recurring items such as income earned in non-U.S. jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year.

The 2021 effective income tax rate was 15.5 percent compared to 14.4 percent for 2020. As compared with the statutory U.S. federal income tax rate of 21 percent, the 2021 effective rate was reduced by 3.2 percent for the impact of non-U.S. rate differences including tax holidays, by 5.0 percent for the impact of the U.S. R&D credit, and by 1.9 percent for the change in uncertain tax positions including interest and penalties. These reductions were partially offset by an increase of 1.8 percent for the GILTI inclusion. While these items are expected to recur, the potential magnitude of each item is uncertain.

The 2021 effective income tax rate was also increased by 4.3 percent for enacted changes in tax laws and rates. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

Further details of taxes on income, including impacts of the U.S. tax reform, are provided in Note 16 to the consolidated financial statements within Item 8 of this annual report.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Years Ended December 31,
($ in millions)	2021	2020	2019

Net sales	$5,856	$5,076	$4,758
Comparable operating earnings	681	683	555
Comparable operating earnings as a % of segment net sales	12%	13%	12%

Segment sales in 2021 were $780 million higher compared to 2020 primarily due to 4 percent volume growth, the pass through of higher aluminum prices and improved price/mix.

Comparable operating earnings in 2021 were $2 million lower compared to 2020 primarily due to the timing of contractual non-aluminum input cost recovery, startup costs associated with three new multi-line manufacturing plants and operational inefficiencies from persistent supply chain disruptions, partially offset by higher specialty volumes and improved customer contractual terms.

Beverage Packaging, EMEA

	Years Ended December 31,
($ in millions)	2021	2020	2019

Net sales	$3,509	$2,945	$2,857
Comparable operating earnings	452	354	351
Comparable operating earnings as a % of segment net sales	13%	12%	12%

Segment sales in 2021 were $564 million higher compared to 2020 primarily due to 8 percent volume growth, the pass through of higher aluminum prices and favorable exchange rates.

Comparable operating earnings in 2021 were $98 million higher compared to 2020 primarily due to higher sales volumes and favorable mix.

Beverage Packaging, South America

	Years Ended December 31,
($ in millions)	2021	2020	2019

Net sales	$2,016	$1,695	$1,670
Comparable operating earnings	348	280	288
Comparable operating earnings as a % of segment net sales	17%	17%	17%

Segment sales in 2021 were $321 million higher compared to 2020 primarily due to 3 percent volume growth and the pass through of higher aluminum prices.

Comparable operating earnings in 2021 were $68 million higher compared to 2020 primarily related to higher sales volumes and favorable mix.

Aerospace

	Years Ended December 31,
($ in millions)	2021	2020	2019

Net sales	$1,911	$1,741	$1,479
Comparable operating earnings	169	153	140
Comparable operating earnings as a % of segment net sales	9%	9%	9%

Segment sales in 2021 were $170 million higher compared to 2020, and comparable operating earnings were $16 million higher, primarily due to the company’s new program wins, backlog growth and related backlog liquidation through contract performance.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 97 percent of segment sales in both 2021 and 2020. The aerospace contract mix in 2021 consisted of 47 percent cost-type contracts, which are billed at our costs plus an agreed-upon and/or earned profit component, and 50 percent fixed-price contracts. The remaining sales were for time and materials contracts.

Backlog for the aerospace segment at December 31, 2021 and 2020, was $2.5 billion and $2.4 billion, respectively. The actual amount of funding received in the future may be higher or lower than our estimate of potential contract value. The segment has numerous outstanding bids for future contract awards. The backlog at December 31, 2021, consisted of 40 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

Management Performance Measures

Management internally uses various measures to evaluate company performance, including comparable operating earnings (earnings before interest, taxes and business consolidation and other non-comparable costs); comparable net earnings (earnings before business consolidation costs and other non-comparable costs after tax); comparable diluted earnings per share (comparable net earnings divided by diluted weighted average shares outstanding); return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); and diluted earnings per share. In addition, management uses operating cash flows as a measure to evaluate the company’s liquidity. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria that management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions.

Nonfinancial measures in the packaging businesses include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics; production and sales volume data; asset utilization rates; and measures of sustainability. Additional measures used to evaluate financial performance in the aerospace segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog. References to volume data represent units shipped.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding the company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Note 1 and Note 2 to the consolidated financial statements within Item 8 of this annual report.

The company considers certain accounting estimates to be critical, as their application is made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on the financial condition or results of operations. Detailed below is a discussion of why, to the extent the estimate is material, these estimates are subject to uncertainty and the sensitivity of the reported amounts to the methods, assumptions, and estimates underlying the estimate’s calculation.

Revenue Recognition in the Aerospace Segment

Sales under fixed-price long-term contracts in the aerospace segment are primarily recognized using percentage-of-completion accounting under the cost-to-cost method. The company believes the accounting estimates related to revenue recognition in its aerospace segment are critical accounting estimates because they are highly reliant upon estimation throughout the segment’s contracts with its customers. The recognition of revenue requires significant estimation on the part of management, including estimating techniques to project revenues and costs at completion and various assumptions and projections related to the outcome of future events, and evaluation of estimates of total contract revenue, total contract cost, and extent of progress toward completion. Aside from estimation of total contract cost and progress towards completion, total revenues in our aerospace segment are subject to uncertainty due to the total amount that will be paid by the customer giving rise to variable consideration. The primary types of variable consideration present in the company’s contracts are cost reimbursements, performance award fees, incremental funding and finalization of government rates. The company’s accounting policy around revenue recognition in its aerospace segment and further details of estimates used in revenue recognition in its aerospace segment can be found in Note 1 and Note 5, respectively, to the consolidated financial statements within Item 8 of this annual report.

Defined Benefit Pension Plans

The company has defined benefit plans which require management to make assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, mortality rates and other assumptions. The company believes the accounting estimates related to its pension plans are critical accounting estimates because several of the company’s defined benefit plans have significant asset and liability balances, and because the assumptions used are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. These assumptions do not change during the company’s fiscal year unless a remeasurement event occurs in one of the plans, such as a significant settlement. The assumptions used in accounting for the company’s defined benefit plans and how they have changed over time, as well as the sensitivity of the plans to changes in their related assumptions, can be found in Note 17 to the consolidated financial statements within Item 8 of this annual report.

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

	Years Ended December 31,
($ in millions)	2021	2020	2019

Cash flows provided by (used in) operating activities	$1,760	$1,432	$1,548
Cash flows provided by (used in) investing activities	(1,639)	(1,181)	(422)
Cash flows provided by (used in) financing activities	(894)	(602)	(46)

Cash flows provided by operating activities were $1,760 million in 2021, primarily driven by net earnings, depreciation and amortization of $700 million, business consolidation and other costs of $142 million and working capital inflows of $120 million, partially offset by pension contributions of $207 million. In comparison to the same period in 2020, and after adjusting for the impact of capital expenditures, our working capital movements reflect an increase in days sales outstanding of 11 days in 2021, an increase in inventory days on hand of 5 days in 2021 and an increase in days payable outstanding of 19 days in 2021, all of which reflect increased aluminum prices during 2021.

Cash outflows from investing activities were $1,639 million in 2021 predominantly driven by $1.7 billion in capital expenditures, partially offset by $110 million received for the sale of our minority-owned investment in South Korea.

Cash outflows from financing activities were $894 million in 2021, primarily driven by net share purchases of $719 million, the repayment of $748 million of 5% senior notes and common stock dividends of $229 million, partially offset by the issuance of $850 million of 3.125% senior notes.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $1.7 billion and $1.6 billion at December 31, 2021, and December 31, 2020, respectively. A total of $308 million and $232 million were available for sale under these programs at December 31, 2021 and 2020, respectively.

As of December 31, 2021, approximately $499 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows, cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $719 million in 2021 and $75 million in 2020. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2024, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt was $7.8 billion at both December 31, 2021 and 2020.

During 2021, Ball issued $850 million of 3.125% senior notes due in 2031 and redeemed the outstanding 5% senior notes due in March 2022 in the amount of $748 million.

At December 31, 2021, taking into account outstanding letters of credit, approximately $1.7 billion was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until March 2024. In addition to these facilities, the company had $1 billion of short-term uncommitted credit facilities available at December 31, 2021, of which $12 million was outstanding and due on demand.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

Some of Ball’s loan agreements use the London Inter-Bank Offered Rate (LIBOR) in determining interest rates. The company is currently evaluating the impact that the transition from its LIBOR-based interest rate loan agreements to Secured Overnight Financing Rate (SOFR) based interest rate agreements will have on its consolidated financial statements. Based on our most current understanding, the LIBOR to SOFR transition is not expected to have a material impact on our financial condition, results of operations or cash flows.

We were in compliance with all loan agreements at December 31, 2021, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of December 31, 2022. As of December 31, 2021, the company could borrow up to the limits available under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating any of its existing debt covenants. Additional details about our debt are available in Note 15 to the consolidated financial statements within Item 8 of this annual report.

Defined Benefit Pension Plans

The company closed its pension plans to all non-unionized new entrants in the United States effective for anyone hired after December 31, 2021. New employees will instead receive a non-elective 401(k) company contribution that is expected to approximate the legacy pension benefit. Anyone employed by Ball prior to that date is unaffected by this change.

Other Liquidity Measures

Given the on-going growth projects in our businesses being undertaken to support EVA-enchancing contacted volumes, in 2022, we expect capital expenditures to exceed $2 billion and we intend to return approximately $1.75 billion to shareholders in the form of stock repurchases and dividends. We further intend to utilize our operating cash flows to service debt requirements and, to the extent available, acquisitions that meet our rate of return criteria.

We have committed contracts to purchase raw materials and we align these purchase commitments with long-term sales contracts with our customers such that any commitment to purchase aluminum and other direct materials corresponds to a contractual sale. These aluminum purchase commitments include pass-through provisions which generally result in proportional changes in both sales and costs of sales.

The company’s growth plans will require significant capital expenditures over the next years. These capital expenditures will be funded by operating cash flows and external borrowings. Approximately $1.2 billion of capital expenditures were contractually committed as of December 31, 2021. Maturities for Ball’s long-term debt are disclosed in Note 15 to the consolidated financial statements within Item 8 of this annual report. Repayments of debt and other operational cash requirements will also be funded by operating cash flows and external borrowings. The company has no material off-balance sheet arrangements.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details of the company’s contingencies, legal proceedings, indemnifications and guarantees are available in Note 22 and Note 23 to the consolidated financial statements within Item 8 of this annual report. The company is routinely subject to litigation incident to operating its businesses and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites, including in respect of sites related to alleged activities of certain former Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The following summarized financial information relates to the obligor group as of and for the years ended December 31, 2021 and 2020. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Years Ended December 31,
($ in millions)	2021	2020

Net sales	$8,083	$7,115
Gross profit (a)	910	935
Net earnings (loss)	432	528
Net earnings (loss) attributable to Ball Corporation	432	528
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $210 million and $167 million for the years ended December 31, 2021 and 2020, respectively.

	December 31,
($ in millions)	2021	2020

Current assets	$2,575	$2,211
Noncurrent assets	14,818	13,701
Current liabilities	5,067	3,704
Noncurrent liabilities	10,989	10,854

Included in the amounts disclosed in the tables above, at December 31, 2021 and 2020, the obligor group held receivables due from other subsidiary companies of $436 million and $221 million, respectively, long-term notes receivable due from other subsidiary companies of $9.2 billion in both years, payables due to other subsidiary companies of $2.0 billion and $1.7 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.0 billion and $1.5 billion, respectively.

For the years ended December 31, 2021 and 2020, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $803 million and $804 million, respectively, net credits from them of $18 million and $24 million, respectively, and net interest income from them of $337 million and $393 million, respectively. During the years ended December 31, 2021 and 2020, the obligor group received dividends from other subsidiary companies of $269 million and $56 million, respectively.

A description of the terms and conditions of the company’s debt guarantees is located in Note 23 to the consolidated financial statements within Item 8 of this annual report.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements concerning future events and financial performance. Words such as "expects," "anticipates," "estimates," "believes," and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements and they should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Additional factors that might affect: a) our packaging segments include product capacity, supply, and demand constraints and fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; changes in major customer or supplier contracts or loss of a major customer or supplier; inability to pass through increased costs; political instability and sanctions; currency controls; changes in currency exchange or non-U.S. tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and shelter-in-place orders in any country or jurisdiction affecting goods produced by us or in our supply chain, including imported raw materials; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the company as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory actions or issues including those related to tax, ESG reporting, competition, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; inflation; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies, including policies, orders, and actions related to COVID-19; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on our operating results and business generally.

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

Commodity Price Risk

Aluminum

We manage commodity price risk in connection with market price fluctuations of aluminum through two different methods. First, we enter into container sales contracts that include aluminum-based pricing terms that generally reflect the same price fluctuations included in commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass-through aluminum component pricing. Second, we use derivative instruments such as option and forward contracts as economic and cash flow hedges of commodity price risk where there are material differences between sales and purchase contracted pricing and volume.

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

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing and receivables factoring costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2021, included pay-fixed interest rate swaps and options which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2021, assumed floating rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a 100-basis point increase in interest rates would result in an estimated $3 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

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

Considering the company’s derivative financial instruments outstanding at December 31, 2021, and the various currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar would result in an estimated $13 million after-tax reduction in net earnings over a one-year period. This hypothetical adverse change in the U.S. dollar’s currency exchange rates would also increase our forecasted average debt balance by $227 million. Actual changes in market prices or rates may differ from hypothetical changes.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ball Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, of comprehensive earnings (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Estimated Costs at Completion for Aerospace Fixed-Price Contracts

As described in Notes 1 and 3 to the consolidated financial statements, net sales for the aerospace segment were $1.9 billion for the year ended December 31, 2021, including sales under fixed-price long-term contracts, which are primarily recognized using percentage-of-completion accounting under the cost-to-cost method. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections related to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. Throughout the period of contract performance, management regularly evaluates and, if necessary, revises its estimates of total contract revenue, total contract cost, and extent of progress toward completion.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs at completion for aerospace fixed-price contracts is a critical audit matter are the significant judgment by management when determining the estimated costs at completion for such contracts. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the related audit evidence over management’s assumptions of estimated costs at completion for aerospace fixed-price contracts related to the availability and cost volatility of materials, subcontractor and vendor performance, and schedule and performance delays.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accuracy of estimated costs at completion for aerospace fixed-price contracts. These procedures also included, among others, evaluating and testing management’s process for determining the estimated costs at completion for a sample of aerospace fixed-price contracts, including assessing the reasonableness of the significant assumptions related to each contract. Evaluating the reasonableness of management’s assumptions related to the availability and cost volatility of materials, subcontractor and vendor performance, and schedule and performance delays involved assessing the nature and status of the aerospace fixed-price contracts, performing retrospective reviews of the aerospace fixed-price contract estimates and changes in estimates over time, obtaining evidence to support estimated costs at completion, and assessing the reasonableness of factors considered and significant assumptions made by management in determining the estimated costs at completion used to recognize revenue.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 16, 2022

We have served as the Company’s auditor since at least 1962. We have not been able to determine the specific year we began serving as auditor of the Company.

Consolidated Statements of Earnings

Ball Corporation

	Years Ended December 31,
($ in millions, except per share amounts)	2021	2020	2019

Net sales	$13,811	$11,781	$11,474

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(11,085)	(9,323)	(9,203)
Depreciation and amortization	(700)	(668)	(678)
Selling, general and administrative	(593)	(525)	(417)
Business consolidation and other activities	(142)	(262)	(244)
	(12,520)	(10,778)	(10,542)

Earnings before interest and taxes	1,291	1,003	932

Interest expense	(270)	(275)	(317)
Debt refinancing and other costs	(13)	(41)	(7)
Total interest expense	(283)	(316)	(324)

Earnings before taxes	1,008	687	608
Tax (provision) benefit	(156)	(99)	(71)
Equity in results of affiliates, net of tax	26	(6)	(1)
Net earnings	878	582	536
Net (earnings) loss attributable to noncontrolling interests	—	3	30
Net earnings attributable to Ball Corporation	$878	$585	$566

Earnings per share:
Basic	$2.69	$1.79	$1.71
Diluted	$2.65	$1.76	$1.66

Weighted average shares outstanding: (000s)
Basic	325,989	326,260	331,102
Diluted	331,615	332,815	340,121

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings (Loss)

Ball Corporation

	Years Ended December 31,
($ in millions)	2021	2020	2019

Net earnings	$878	$582	$536

Other comprehensive earnings (loss):
Currency translation adjustment	19	(215)	166
Pension and other postretirement benefits	392	118	(270)
Derivatives designated as hedges	70	102	58
Total other comprehensive earnings (loss)	481	5	(46)
Income tax (provision) benefit	(109)	(49)	50
Total other comprehensive earnings (loss), net of tax	372	(44)	4

Total comprehensive earnings (loss)	1,250	538	540
Comprehensive (earnings) loss attributable to noncontrolling interests	—	3	30
Comprehensive earnings (loss) attributable to Ball Corporation	$1,250	$541	$570

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation

	December 31,	December 31,
($ in millions)	2021	2020

Assets
Current assets
Cash and cash equivalents	$563	$1,366
Receivables, net	2,560	1,738
Inventories, net	1,795	1,353
Other current assets	305	218
Total current assets	5,223	4,675
Noncurrent assets
Property, plant and equipment, net	6,502	5,351
Goodwill	4,378	4,484
Intangible assets, net	1,688	1,883
Other assets	1,923	1,859
Total assets	$19,714	$18,252

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$15	$17
Accounts payable	4,759	3,430
Accrued employee costs	349	347
Other current liabilities	830	650
Total current liabilities	5,953	4,444
Noncurrent liabilities
Long-term debt	7,722	7,783
Employee benefit obligations	1,205	1,613
Deferred taxes	665	634
Other liabilities	484	441
Total liabilities	16,029	14,915

Equity
Common stock (680,944,867 shares issued - 2021; 679,524,325 shares issued - 2020)	1,220	1,167
Retained earnings	6,843	6,192
Accumulated other comprehensive earnings (loss)	(582)	(954)
Treasury stock, at cost (360,101,024 shares - 2021; 351,938,709 shares - 2020)	(3,854)	(3,130)
Total Ball Corporation shareholders' equity	3,627	3,275
Noncontrolling interests	58	62
Total equity	3,685	3,337
Total liabilities and equity	$19,714	$18,252

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation

	Years Ended December 31,
($ in millions)	2021	2020	2019

Cash Flows from Operating Activities
Net earnings	$878	$582	$536
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	700	668	678
Business consolidation and other activities	142	262	244
Deferred tax provision (benefit)	35	17	(45)
Other, net	(115)	9	(101)
Working capital changes, excluding effects of acquisitions and dispositions:
Receivables	(863)	(135)	49
Inventories	(464)	(64)	(45)
Other current assets	(24)	5	(18)
Accounts payable	1,312	66	72
Accrued employee costs	(1)	84	(1)
Other current liabilities	159	(35)	175
Other, net	1	(27)	4
Cash provided by (used in) operating activities	1,760	1,432	1,548
Cash Flows from Investing Activities
Capital expenditures	(1,726)	(1,113)	(598)
Business acquisitions, net of cash acquired	—	(69)	—
Business dispositions, net of cash sold	112	(17)	160
Other, net	(25)	18	16
Cash provided by (used in) investing activities	(1,639)	(1,181)	(422)
Cash Flows from Financing Activities
Long-term borrowings	850	2,552	2,819
Repayments of long-term borrowings	(750)	(2,794)	(1,524)
Net change in short-term borrowings	(2)	(20)	(183)
Proceeds (payments) from issuances of common stock, net of shares used for taxes	47	(18)	19
Acquisitions of treasury stock	(766)	(57)	(964)
Common dividends	(229)	(198)	(182)
Other, net	(44)	(67)	(31)
Cash provided by (used in) financing activities	(894)	(602)	(46)

Effect of exchange rate changes on cash	(29)	(74)	(2)

Change in cash, cash equivalents and restricted cash	(802)	(425)	1,078
Cash, cash equivalents and restricted cash – beginning of year	1,381	1,806	728
Cash, cash equivalents and restricted cash – end of year	$579	$1,381	$1,806

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other		Total
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Shareholders'
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2018	673,237	1,157	(337,979)	(2,205)	5,341	(835)	104	3,562
Net earnings	—	—	—	—	566	—	(30)	536
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(41)	—	(41)
Currency translation recognized in earnings from the sale of the Argentina steel aerosol business	—	—	—	—	—	45	—	45
Reclassification of stranded tax effects	—	—	—	—	79	(79)	—	—
Common dividends, net of tax benefits	—	—	—	—	(181)	—	—	(181)
Treasury stock purchases	—	—	(14,383)	(950)	—	—	—	(950)
Treasury shares reissued	—	—	695	25	—	—	—	25
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	3,065	21	—	—	—	—	—	21
Other activity	—	—	—	8	(2)	—	(4)	2
Balance at December 31, 2019	676,302	1,178	(351,667)	(3,122)	5,803	(910)	70	3,019
Net earnings	—	—	—	—	585	—	(3)	582
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(44)	—	(44)
Common dividends, net of tax benefits	—	—	—	—	(197)	—	—	(197)
Treasury stock purchases	—	—	(775)	(54)	—	—	—	(54)
Treasury shares reissued	—	—	503	28	—	—	—	28
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	3,222	(11)	—	—	—	—	—	(11)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Other activity	—	—	—	18	1	—	—	19
Balance at December 31, 2020	679,524	1,167	(351,939)	(3,130)	6,192	(954)	62	3,337
Net earnings	—	—	—	—	878	—	—	878
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	372	—	372
Common dividends, net of tax benefits	—	—	—	—	(227)	—	—	(227)
Treasury stock purchases	—	—	(8,507)	(766)	—	—	—	(766)
Treasury shares reissued	—	—	345	33	—	—	—	33
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,421	53	—	—	—	—	—	53
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Other activity	—	—	—	9	—	—	—	9
Balance at December 31, 2021	680,945	$1,220	(360,101)	$(3,854)	$6,843	$(582)	$58	$3,685

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

At contract inception, the company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer goods or services to the customer. The performance obligation may be represented by a good or service (or a series of goods or services) that is distinct, or by a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. In each of these scenarios, the company treats the promise to transfer the customer goods or services as a single performance obligation. Backlog represents the estimated transaction prices on performance obligations to customers for which work remains to be performed.

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

Within the aerospace segment, performance obligations are recognized over time. Aerospace contracts involve specialized and unique products that are tailored to the specific needs of the customer, such as a spacecraft or other hardware conforming to the specifications required by the customer, and as such, no alternative use exists. When there is an enforceable right to payment at cost plus reasonable margin for performance completed to date, the sales are recorded over time as the goods are manufactured or services are performed. Determining a measure of progress requires management to make judgments that affect the timing of recording sales. The extent of progress towards completion is measured based on the ratio of costs incurred to date versus the total estimated costs upon completion of the performance obligation. The cost-to-cost method best depicts the transfer of assets to the customer as the company incurs costs on the company’s contracts. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections related to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. Throughout the period of contract performance, the company regularly evaluates and, if necessary, revises estimates of total contract revenue, total contract cost, and extent of progress toward completion.

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

Impairment of Long-Lived Assets

Ball reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset or asset group may not be recoverable based on the undiscounted future cash flows of the asset. The company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. If the carrying amount of the asset or asset group is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or with the assistance of external appraisals, as applicable.

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

For certain business consolidation activities, accelerated depreciation may be required for the revised remaining useful life for assets designated to be scrapped or abandoned. The accelerated depreciation related to such activities is recorded as part of business consolidation and other activities in the appropriate period.

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

Leases

The company enters into operating leases, the accounting guidance for which requires a lessee to recognize a right-of-use (ROU) asset and a lease liability. The guidance also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight line basis.

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

Business Consolidation and Other Activities

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

Stock-Based Compensation

Ball has a variety of restricted stock, stock option, and stock-settled appreciation rights (SSARs) plans, and the related stock-based compensation is primarily reported as part of selling, general and administrative expenses in the consolidated statements of earnings. The compensation expense associated with restricted stock grants is calculated using the fair value at the date of grant (closing stock price) and is amortized over the restriction period. For stock options and SSARs, the company has elected to use the Black-Scholes valuation model and amortizes the estimated fair value, determined at the date of grant, on a straight-line basis over the requisite service period (generally, the vesting period). The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is valued at the closing price of the company’s common stock at the end of each reporting period.

Research and Development Costs

Research and development costs are expensed as incurred in connection with the company’s programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $56 million, $47 million and $44 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Currency Translation

Assets and liabilities of non-U.S. operations with a functional currency other than the U.S. dollar are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings (loss) as a component of shareholders’ equity.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Deferred tax assets, including operating loss, capital loss and tax credit carryforwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. In addition, from time to time, management must assess the need to accrue or disclose uncertain tax positions for proposed adjustments from various federal, state and non-U.S. tax authorities who regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions, including many non-U.S. jurisdictions. The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company records the related interest expense and penalties, if any, as tax expense in the tax provision.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Risks and Uncertainties – Novel Coronavirus (COVID-19)

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

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at December 31, 2021, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

2. Accounting Pronouncements

Recently Adopted Accounting Standards

Income Tax Simplification

In 2019, new guidance was issued to simplify the accounting for income taxes. Ball adopted this guidance and all related amendments on January 1, 2021, applying either the retrospective basis, the modified retrospective method, or the prospective method where appropriate. The adoption of this guidance had no impact on the company’s consolidated financial statements.

New Accounting Guidance

Reference Rate Reform

In 2020, new guidance was issued related to global reference rates reform. Ball is currently evaluating the impact that the transition from its LIBOR-based interest rate loan agreements to SOFR-based interest rate agreements will have on its consolidated financial statements. Based on the company’s most current understanding, the LIBOR to SOFR transition is not expected to have a material impact on its financial condition, results of operations or cash flows.

3. Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments outlined below.

Ball Corporation

Notes to the Consolidated Financial Statements

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

As presented in the tables below, Other consists of a non-reportable operating segment (beverage packaging, other) that manufactures and sells aluminum beverage containers in India, Saudi Arabia and throughout the Asia Pacific region; a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers, recloseable aluminum bottles across multiple consumer categories and aluminum slugs (aerosol packaging) throughout North America, South America, Europe, and Asia; a non-reportable operating segment that manufactures and sells aluminum cups (aluminum cups); undistributed corporate expenses; intercompany eliminations and other business activities.

The accounting policies of the segments are the same as those used in the consolidated financial statements, as discussed in Note 1. The company also has investments in operations in Guatemala, Panama, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. During 2021, Ball sold its minority-owned investment in South Korea. In January 2022, Ball sold its remaining equity method investment in Ball Metalpack. Refer to Note 4 for additional details.

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2021	2020	2019

U.S. Government	13%	14%	13%
Anheuser-Busch InBev and affiliates	12%	13%	12%
Coca-Cola Bottlers' Sales & Services Company LLC and affiliates	10%	9%	9%

Summary of Net Sales by Geographic Area (a)

($ in millions)	U.S.	Brazil	Other	Consolidated

2021	$7,284	$1,458	$5,069	$13,811
2020	6,317	1,295	4,169	11,781
2019	5,747	1,351	4,376	11,474

(a)	Revenue is attributed based on origin of sale and includes intercompany eliminations.

Ball Corporation

Notes to the Consolidated Financial Statements

Summary of Net Long-Lived Assets by Geographic Area (a)

($ in millions)	U.S.	Brazil	U.K.	Other	Consolidated

As of December 31, 2021	$4,024	$1,035	$857	$2,509	$8,425
As of December 31, 2020	2,819	839	766	2,786	7,210
(a)	Long-lived assets exclude goodwill and intangible assets.

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2021	2020	2019

Net sales
Beverage packaging, North and Central America	$5,856	$5,076	$4,758
Beverage packaging, EMEA	3,509	2,945	2,857
Beverage packaging, South America	2,016	1,695	1,670
Aerospace	1,911	1,741	1,479
Reportable segment sales	13,292	11,457	10,764
Other	519	324	710
Net sales	$13,811	$11,781	$11,474

Comparable operating earnings
Beverage packaging, North and Central America	$681	$683	$555
Beverage packaging, EMEA	452	354	351
Beverage packaging, South America	348	280	288
Aerospace	169	153	140
Reportable segment comparable operating earnings	1,650	1,470	1,334
Reconciling items
Other (a)	(65)	(55)	(3)
Business consolidation and other activities	(142)	(262)	(244)
Amortization of acquired intangibles	(152)	(150)	(155)
Earnings before interest and taxes	1,291	1,003	932
Interest expense	(270)	(275)	(317)
Debt refinancing and other costs	(13)	(41)	(7)
Total interest expense	(283)	(316)	(324)
Earnings before taxes	$1,008	$687	$608

(a)	Includes undistributed corporate expenses, net, of $72 million, $58 million and $50 million for the years ended December 2021, 2020 and 2019, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
($ in millions)	2021	2020	2019

Depreciation and amortization (a)
Beverage packaging, North and Central America	$200	$184	$190
Beverage packaging, EMEA	223	230	246
Beverage packaging, South America	141	142	136
Aerospace	65	53	43
Reportable segment depreciation and amortization	629	609	615
Other	71	59	63
Depreciation and amortization	$700	$668	$678

Capital expenditures
Beverage packaging, North and Central America	$697	$367	$139
Beverage packaging, EMEA	305	262	147
Beverage packaging, South America	334	159	150
Aerospace	198	174	96
Reportable segment capital expenditures	1,534	962	532
Other	192	151	66
Capital expenditures	$1,726	$1,113	$598
(a)	Includes amortization of acquired Rexam intangibles.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

4. Acquisitions and Dispositions

Ball Metalpack Investment

On January 26, 2022, Ball sold its remaining 49 percent owned equity method investment in Ball Metalpack to Sonoco, a global provider of consumer, industrial, healthcare and protective packaging, for approximately $300 million in cash, subject to customary closing adjustments. The carrying value of the investment was zero, therefore the proceeds, net of adjustments, will be reported as a pre-tax gain in business consolidation and other activities in the unaudited condensed consolidated statements of earnings. Cash proceeds will be presented in business dispositions in the unaudited condensed consolidated statements of cash flows.

South Korea Investment

In the third quarter of 2021, Ball sold its minority-owned investment in South Korea. Consideration for the transaction was cash of $120 million, of which $110 million has been received and presented in business dispositions within cash flows from investing activities in Ball’s consolidated statements of cash flows. The remaining $10 million will be received on or before December 31, 2022, and this amount is included in other current assets on Ball’s consolidated balance sheets. In the second quarter of 2021, the company recorded a loss of $5 million related to the disposal, which is presented in business consolidation and other activities in the consolidated statement of earnings. See Note 6 for further details.

Ball Corporation

Notes to the Consolidated Financial Statements

Brazil Aluminum Aerosol Packaging Business

In the third quarter of 2020, the company acquired the entire share capital of Tubex Industria E Comercio de Embalagens Ltda, an aluminum aerosol packaging business with a plant in Itupeva, Brazil, for the purchase price of $80 million, subject to customary closing adjustments, including initial cash consideration of $69 million plus potential additional consideration not to exceed $30 million in total over the next three years. The business is part of Ball’s aerosol packaging operating segment. The transaction broadens the geographic reach of Ball’s aluminum aerosol packaging business, serving the growing Brazilian personal care market. In 2021, the company recorded credits of $6 million resulting from revisions to its estimate of contingent consideration, which is recorded in business consolidation and other activities in the company’s consolidated statement of earnings. See Note 6 for further details.

Argentina Steel Aerosol Business

In 2019, the company sold its Argentina steel aerosol packaging business, which included facilities in Garin and San Luis, Argentina, and recorded a loss on disposal of $52 million, which included the write-off of cumulative translation adjustments of $45 million related to the Argentina business that had been previously recorded in accumulated other comprehensive income. The loss on disposal has been presented in business consolidation and other activities in the company’s consolidated statement of earnings.

Beverage Packaging China

In 2019, the company completed the sale of its metal beverage packaging business in China for upfront consideration of approximately $213 million, subject to customary closing adjustments, plus potential additional consideration related to the relocation of an existing facility in China in the coming years, the value of which was fully impaired in 2020, as described in Note 6. The upfront proceeds from this sale were received in 2019. The loss on disposal of $45 million was recorded in 2019 within business consolidation and other activities in the company’s consolidated statement of earnings.

5. Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	($ in millions)
Years Ended December 31,	Point in Time	Over Time	Total

2021	$2,459	$11,352	$13,811
2020	2,223	9,558	11,781
2019	2,220	9,254	11,474

The company did not have any contract assets at December 31, 2021, 2020, or 2019. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2019	$87	$9
Increase (decrease)	21	20
Balance at December 31, 2020	108	29
Increase (decrease)	164	9
Balance at December 31, 2021	$272	$38

Ball Corporation

Notes to the Consolidated Financial Statements

During the year ended December 31, 2021, contract liabilities increased by $173 million, which is net of cash received of $755 million and amounts recognized as sales of $582 million, all of which related to current contract liabilities. The amount of sales recognized during the year ended December 31, 2021, that was included in the company’s opening contract liabilities balance was $108 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payment. Current contract liabilities are classified within other current liabilities on the consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized sales of $16 million and $20 million during the years ended December 31, 2021 and 2020, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of December 31, 2021	$1,210	$1,136	$2,346

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

6. Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges) income included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2021	2020	2019

Beverage packaging, North and Central America	$(6)	$(5)	$(14)
Beverage packaging, EMEA	(7)	(10)	(39)
Beverage packaging, South America	9	1	15
Other	(138)	(248)	(206)
	$(142)	$(262)	$(244)

2021

Beverage Packaging, North and Central America

During 2021, the company recorded charges of $4 million resulting from damage to plant assets, less anticipated insurance receipts, sustained when the southeastern U.S. was impacted by tornadoes. Additional charges were $2 million for individually insignificant activities.

Ball Corporation

Notes to the Consolidated Financial Statements

Beverage Packaging, EMEA

During 2021, the company recorded charges of $6 million in connection with previously announced plant closures and $1 million for individually insignificant activities.

Beverage Packaging, South America

During 2021, the company recorded a $22 million gain related to indirect tax gain contingencies in Brazil as these amounts are now estimable and realizable. The company’s Brazilian subsidiaries filed lawsuits in 2014 and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities because the tax base included a “tax on tax” component. The amounts recorded in business consolidation and other activities relate to periods prior to 2019. See Note 22 for further details. Additional charges were $4 million in connection with previously announced plant closures and $9 million for individually insignificant activities.

Other

During 2021, the company recorded the following amounts:

●	A non-cash settlement loss of $135 million related to the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined benefit pension plans, which triggered settlement accounting. The settlement loss primarily reflects recognition of unamortized actuarial losses in these U.S. pension plans. See Note 17 for further details.
●	A loss of $5 million related to the sale of Ball’s minority-owned investment in South Korea. See Note 4 for further details.
●	Income of $6 million resulting from revisions to the estimate of contingent consideration related to the 2020 acquisition of Tubex Industria E Comercio de Embalagens Ltda in Brazil. See Note 4 for further details.
●	Charges of $4 million for individually insignificant activities.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Other

During 2020, the company recorded the following amounts:

●	Non-cash settlement losses of $120 million related to the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined benefit pension plans, which triggered settlement accounting. The settlement losses primarily reflect the recognition of aggregated unamortized actuarial losses in these U.S. pension plans. See Note 17 for further details.
●	A non-cash impairment charge of $62 million related to the goodwill of the new beverage packaging, other, operating segment. See Note 11 for further details.
●	A non-cash charge of $23 million resulting from the recent deterioration of China’s real estate market, which led the company to reduce the value of potential future consideration due as part of the sale of its China beverage packaging business.
●	Charges of $15 million resulting from an adjustment to the selling price of the company’s steel food and aerosol business.
●	A credit of $11 million related to the reversal of reserves against working capital recorded in the fourth quarter of 2019 in the new beverage packaging, other, segment, as previously at-risk balances were subsequently collected.
●	Charges of $6 million for long-term incentive and other compensation arrangements associated with the 2016 Rexam acquisition.
●	Charges of $33 million for individually insignificant activities.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Other

During 2019, the company recorded the following amounts:

●	A $45 million loss on the sale of the metal beverage packaging business in China and charges of $18 million for estimated employee severance costs and professional services associated with the sale.
●	A loss of $52 million related to the sale of the Argentina steel aerosol packaging business, including $45 million related to cumulative translation adjustments previously recorded in accumulated other comprehensive earnings.
●	A $64 million impairment charge related to certain property, plant and equipment, intangible assets and other assets of the company’s Saudi Arabian beverage packaging business (of which Ball owns 51 percent).
●	A settlement loss of $8 million primarily related to the purchase of non-participating group annuity contracts to settle the projected pension benefit obligations in Ball’s Canadian defined benefit pension plan, which triggered settlement accounting. The settlement loss primarily represents the aggregate unamortized actuarial loss in this pension plan.
●	Charges of $19 million for individually insignificant activities.

7. Supplemental Cash Flow Statement Disclosures

	December 31,
($ in millions)	2021	2020

Beginning of period:
Cash and cash equivalents	$1,366	$1,798
Current restricted cash (included in other current assets)	15	8
Total cash, cash equivalents and restricted cash	$1,381	$1,806

End of period:
Cash and cash equivalents	$563	$1,366
Current restricted cash (included in other current assets)	16	15
Total cash, cash equivalents and restricted cash	$579	$1,381

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers but not yet remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. The PP&E acquired but not yet paid for amounted to $540 million and $409 million at December 31, 2021 and 2020, respectively.

8. Receivables, Net

	December 31,
($ in millions)	2021	2020

Trade accounts receivable	$1,304	$825
Unbilled receivables	727	528
Less: Allowance for doubtful accounts	(9)	(9)
Net trade accounts receivable	2,022	1,344
Other receivables	538	394
	$2,560	$1,738

Ball Corporation

Notes to the Consolidated Financial Statements

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $278 million and $232 million at December 31, 2021 and 2020, respectively, and included $233 million and $157 million at December 31, 2021 and 2020, respectively, representing the recognized sales value of performance that was not yet billable to customers. The average length of the long-term contracts is approximately three years, and the average length remaining on those contracts at December 31, 2021, was one year. At December 31, 2021, $264 million of net accounts receivables is expected to be collected within the next year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

Other receivables include income and sales tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

The company has entered into several regional uncommitted and committed accounts receivable factoring programs with various financial institutions for certain receivables of the company. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $1.7 billion and $1.6 billion at December 31, 2021 and 2020, respectively. A total of $308 million and $232 million were available for sale under these programs as of December 31, 2021 and 2020, respectively. The company has recorded $41 million, $29 million and $41 million of expense related to its factoring programs in 2021, 2020 and 2019, respectively, and has presented these amounts in selling, general, and administrative in its consolidated statements of earnings.

9. Inventories, Net

	December 31,
($ in millions)	2021	2020

Raw materials and supplies	$1,064	$889
Work-in-process and finished goods	821	557
Less: Inventory reserves	(90)	(93)
	$1,795	$1,353

10. Property, Plant and Equipment, Net

	December 31,
($ in millions)	2021	2020

Land	$167	$163
Buildings	2,081	1,653
Machinery and equipment	6,876	6,214
Construction-in-progress	1,179	883
	10,303	8,913
Accumulated depreciation	(3,801)	(3,562)
	$6,502	$5,351

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $520 million, $488 million and $491 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

11. Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2019	$1,275	$1,500	$1,298	$40	$306	$4,419
Additions	—	—	—	—	49	49
Goodwill impairment	—	—	—	—	(62)	(62)
Effects of currency exchange	—	73	—	—	5	78
Balance at December 31, 2020	$1,275	$1,573	$1,298	$40	$298	$4,484
Effects of currency exchange	—	(90)	—	—	(16)	(106)
Balance at December 31, 2021	$1,275	$1,483	$1,298	$40	$282	$4,378

Goodwill in the above table is presented net of accumulated impairment losses of $62 million as of December 31, 2021 and 2020.

As discussed in Note 4, Ball acquired the share capital of Tubex Industria E Comercio Embalagens Ltda, an aluminum aerosol packaging business in Brazil, in 2020 and recorded $49 million to goodwill based on estimates of the fair values of assets and liabilities acquired with the business.

As discussed in Note 6, Ball recorded a non-cash impairment charge of $62 million in 2020 related to the goodwill associated with the beverage packaging, other, reporting unit as the carrying amount of this reporting unit exceeded its fair value. The impairment review was triggered by the restructuring of the company’s reporting units which was made in connection with a January 1, 2020 change in segment management and internal reporting structure.

12. Intangible Assets, Net

	December 31,
($ in millions)	2021	2020

Acquired customer relationships and other intangibles (net of accumulated amortization of $862 million at December 31, 2021, and $729 million at December 31, 2020)	$1,593	$1,785
Capitalized software (net of accumulated amortization of $187 million at December 31, 2021, and $196 million at December 31, 2020)	74	69
Other intangibles (net of accumulated amortization of $97 million at December 31, 2021, and $124 million at December 31, 2020)	21	29
	$1,688	$1,883

Total amortization expense of intangible assets amounted to $180 million, $180 million and $187 million for the years ended December 31, 2021, 2020 and 2019, respectively including $152 million in 2021, $150 million in 2020 and $155 million in 2019 of amortization expense related to the acquired intangible assets. Based on intangible asset values and currency exchange rates as of December 31, 2021 total annual intangible asset amortization expense is expected to be $175 million, $168 million, $162 million, $160 million and $157 million for the years ending December 31, 2022 through 2026, respectively, and approximately $866 million combined for all years thereafter.

Ball Corporation

Notes to the Consolidated Financial Statements

13. Other Assets

	December 31,
($ in millions)	2021	2020

Long-term pension assets	$579	$562
Investments in affiliates	184	321
Right-of-use operating lease assets	420	302
Long-term deferred tax assets	126	227
Other	614	447
	$1,923	$1,859

Investments in affiliates primarily includes the company’s 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam and ownership interests of 50 percent in entities in the U.S. In 2021, Ball sold its minority-owned investment in South Korea. See Note 4 for further details.

In 2020, the shareholders of Ball Metalpack, an equity method investment of which Ball has 49 percent interest, provided additional equity contributions and loans to Ball Metalpack. Ball's share was $30 million, which resulted in Ball recognizing this same level of previously unrecorded equity method losses associated with prior periods. These losses are presented in equity in results of affiliates, net of tax, in the company’s consolidated statement of earnings. Ball is under no obligation to provide additional equity contributions or loans to Ball Metalpack. In January 2022, Ball sold its remaining 49 percent investment in Ball Metalpack. See Note 4 for further details.

See Note 14, Note 16 and Note 17 for further details related to the company’s long-term right-of-use operating lease assets, deferred tax assets and pension assets, respectively.

14. Leases

The components of lease expense were as follows:

	December 31,
($ in millions)	2021	2020

Operating lease expense	$(94)	$(75)
Financing lease expense	(2)	(1)
Variable lease expense	(20)	(16)
Sublease income	3	2
Net lease expense	$(113)	$(90)

Ball Corporation

Notes to the Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows:

	December 31,
($ in millions)	2021	2020

Cash paid for amounts included in the measurements of lease liabilities:
Operating cash outflows for operating leases	$(87)	$(71)
Financing cash outflows for finance leases	(2)	(1)

ROU assets obtained in exchange for:
Operating lease obligations	182	97
Finance lease obligations	5	12

Supplemental balance sheet information related to leases was as follows:

		December 31,
($ in millions)	Balance Sheet Location	2021	2020

Operating leases:
Operating lease ROU asset	Other assets	$420	$302
Current operating lease liabilities	Other current liabilities	80	63
Noncurrent operating lease liabilities	Other liabilities	340	232
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	14	11
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	12	10

Weighted average remaining lease term and weighted average discount rate for the company’s leases were as follows:

	December 31,
	2021	2020

Weighted average remaining lease term in years:
Operating leases	10	11
Finance leases	7	7
Weighted average discount rate:
Operating leases	3.7%	4.0%
Finance leases	3.0%	3.0%

Ball Corporation

Notes to the Consolidated Financial Statements

Maturities of lease liabilities are as follows:

($ in millions)	Operating Leases	Finance Leases

2022	$85	$3
2023	74	3
2024	59	3
2025	47	2
2026	36	1
Thereafter	197	4
Future value of lease liabilities	498	16
Less: Imputed interest	(78)	(2)
Present value of lease liabilities	$420	$14

15. Debt and Interest Costs

Long-term debt and interest rates in effect consisted of the following:

	December 31,
($ in millions)	2021	2020

Senior Notes
5.00% due March 2022	$—	$748
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	796	855
0.875%, euro denominated, due March 2024	853	916
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	625	672
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	—
Senior Credit Facility (at variable rates)
Term A loan due March 2024 (1.35% - 2021; 1.40% - 2020)	593	593
Finance lease obligations	14	12
Other (including debt issuance costs)	(56)	(60)
	7,725	7,786
Less: Current portion	(3)	(3)
	$7,722	$7,783

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in March 2024 and provide the company with up to the U.S. dollar equivalent of $1.75 billion. At December 31, 2021, taking into account outstanding letters of credit, $1.7 billion was available under these revolving credit facilities. In addition to these facilities, the company had $1 billion of short-term uncommitted credit facilities available at December 31, 2021, of which $12 million was outstanding and due on demand. At December 31, 2020, the company had $14 million outstanding under short-term uncommitted credit facilities. The weighted average interest rate of the outstanding short-term facilities was 4.92 percent at December 31, 2021, and 5.45 percent at December 31, 2020.

During 2021, Ball issued $850 million of 3.125% senior notes due in 2031 and redeemed the outstanding 5% senior notes due in March 2022 in the amount of $748 million.

Ball Corporation

Notes to the Consolidated Financial Statements

The fair value of Ball’s long-term debt was estimated to be $8 billion and $8.3 billion at December 31, 2021 and 2020, respectively, compared to its carrying value of $7.7 billion and $7.8 billion in 2021 and 2020, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt, based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2021, have maturities (excluding unamortized debt issuance costs of $62 million) of $3 million, $1.8 billion, $1.4 billion, $1 billion and $750 million in the years ending 2022 through 2026, respectively, and $2.8 billion thereafter.

Letters of credit outstanding at December 31, 2021 and 2020, were $62 million and $43 million, respectively.

Interest payments were $306 million, $332 million and $331 million in 2021, 2020 and 2019, respectively. In 2020, new guidance was issued related to global reference rates reform. Ball is evaluating the impact transitioning its LIBOR-based interest rate loan agreements to SOFR-based interest rate agreements will have on its consolidated financial statements. Based on the company’s most current understanding, the LIBOR to SOFR transition is not expected to have a material impact on its financial condition, results of operations or cash flows.

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

Ball was in compliance with all loan agreements as of December 31, 2021, and for all prior years presented. The company has also met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of December 31, 2022. As of December 31, 2021, the company could borrow up to the limits available under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating any existing debt covenants.

16. Taxes on Income

The amount of earnings (loss) before income taxes is:

	Years Ended December 31,
($ in millions)	2021	2020	2019

U.S.	$146	$196	$224
Non-U.S.	862	491	384
	$1,008	$687	$608

Ball Corporation

Notes to the Consolidated Financial Statements

The provision (benefit) for income tax expense is:

	Years Ended December 31,
($ in millions)	2021	2020	2019

Current
U.S.	$(20)	$(33)	$(1)
State and local	8	3	7
Non-U.S.	133	112	110
Total current	121	82	116

Deferred
U.S.	(7)	(44)	(26)
State and local	(4)	(5)	(1)
Non-U.S.	46	66	(18)
Total deferred	35	17	(45)
Tax provision (benefit)	$156	$99	$71

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2021	2020	2019

Statutory U.S. federal income tax	$212	$144	$128
Increase (decrease) due to:
Non-U.S. tax rate differences including tax holidays	(32)	2	(11)
Non-U.S. tax law and rate changes	43	18	—
U.S. tax reform (a)	(2)	(9)	—
Currency exchange loss on revaluation of Brazilian deferred tax balances	4	23	4
Global intangible low-taxed income (GILTI)	18	2	12
Permanent differences on business dispositions or impairments	4	20	(3)
U.S. state and local taxes, net	4	(2)	4
U.S. taxes on Non-U.S. earnings, net of tax deductions and credits	4	5	(6)
U.S. research and development tax credits	(50)	(39)	(10)
Uncertain tax positions, including interest	(19)	(14)	(19)
Change in valuation allowances	(3)	17	24
Equity compensation related impacts	(10)	(47)	(43)
U.S. CARES Act	(10)	(16)	—
Other, net	(7)	(5)	(9)
Provision (benefit) for taxes	$156	$99	$71
Effective tax rate expressed as a percentage of pretax earnings	15.5%	14.4%	11.7%
(a)	Includes enacted regulatory changes during the year in connection with the U.S. Tax Cuts and Jobs Act (TCJA) signed into law in 2017.

Ball Corporation

Notes to the Consolidated Financial Statements

The company generally intends to limit distributions from non-U.S. subsidiaries to earnings previously taxed in the U.S., primarily as a result of the transition tax or tax on GILTI incurred pursuant to the TCJA. As of December 31, 2021, the company has $1.8 billion of adjusted retained earnings in non-U.S. subsidiaries. Of these undistributed earnings, $851 million were previously subjected to U.S. federal income tax. The company has accrued approximately $63 million for estimated non-U.S. withholding taxes on portions of the non-U.S. earnings that are not indefinitely reinvested. The company has not provided deferred taxes on any other outside basis differences in its investments in other non-U.S. subsidiaries as these other outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to any of these other outside basis differences is not practicable.

Ball’s Serbian and Polish subsidiaries benefit from tax holidays which reduced income taxes during the year by $2 million for each subsidiary. These tax holidays expire during 2031 and 2026 respectively. Several of Ball’s Brazilian subsidiaries benefit from various tax holidays with expiration dates ranging from 2025 to 2032. These tax holidays reduced income tax by $74 million or $0.23 per share, $72 million or $0.22 per share and $62 million or $0.19 per share for 2021, 2020 and 2019, respectively.

Net income tax payments were $136 million, $157 million and $128 million in 2021, 2020 and 2019, respectively.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2021	2020

Deferred tax assets:
Deferred compensation	$127	$109
Accrued employee benefits	79	84
Accrued pensions	113	201
Net operating losses, non-U.S. tax credits and other tax attributes	523	440
Deferred interest	102	83
Operating lease liabilities	85	56
Other	180	156
Total deferred tax assets	1,209	1,129
Valuation allowance	(303)	(264)
Net deferred tax assets	906	865
Deferred tax liabilities:
Property, plant and equipment	(509)	(399)
Goodwill and other intangible assets	(543)	(570)
Pension assets	(146)	(106)
Tax on undistributed non-U.S. earnings	(63)	(64)
Operating lease right of use assets	(87)	(54)
Other	(97)	(79)
Total deferred tax liabilities	(1,445)	(1,272)
Net deferred tax asset (liability)	$(539)	$(407)

Ball Corporation

Notes to the Consolidated Financial Statements

The net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

	December 31,
($ in millions)	2021	2020

Other assets	$126	$227
Deferred taxes	(665)	(634)
Net deferred tax asset (liability)	$(539)	$(407)

At December 31, 2021, Ball has recorded deferred tax assets related to net operating and capital loss carryforwards of $246 million, deferred interest expense carryforwards of $102 million, and credit carryforwards for foreign taxes, research and development, and various other business credits of $277 million. These attributes are spread across the regions in which the company operates, including Europe, North and Central America, Asia and South America, and generally have expiration periods beginning in 2022 to indefinite. Each has been assessed for realization as of December 31, 2021.

In 2021, the company’s overall valuation allowances increased by a net $39 million. The increase to the valuation allowance was primarily due to enacted tax rate changes in the U.K. The valuation allowance was further increased due to nondeductible U.K. interest expense and operating losses incurred primarily in various U.S. state and non-U.S. jurisdictions, none of which are expected to be utilized in future periods. These increases were partially offset by reductions due to the utilization of previously unrealized operating losses. Ball’s 2021 effective tax rate was impacted by $3 million of the change in the valuation allowance.

In 2020, the company’s overall valuation allowances increased by a net $20 million. The increase to the valuation allowance was primarily due to nondeductible U.K. interest expense and operating losses incurred primarily in various U.S. state and non-U.S. jurisdictions, none of which are expected to be utilized in future periods. Ball’s 2020 effective tax rate was impacted by $17 million of the net change in the valuation allowance.

In 2019, the company’s overall valuation allowances increased by a net $20 million. The increase to the valuation allowance was primarily due to nondeductible U.K. interest expense and operating losses incurred primarily in various U.S. state and non-U.S. jurisdictions, none of which are expected to be utilized in future periods. This increase was partially offset by a reduction due to the disposition of certain Asian subsidiaries. Ball’s 2019 effective tax rate was impacted by $24 million of the net change in the valuation allowance.

A roll forward of the company’s unrecognized tax benefits, as included in other noncurrent liabilities, related to uncertain income tax positions at December 31 follows:

($ in millions)	2021	2020	2019

Balance at January 1	$55	$63	$80
Additions based on tax positions related to the current year	—	1	—
Reductions due to lapse of statute of limitations	(17)	(12)	(16)
Effect of currency exchange rates	(2)	3	(1)
Balance at December 31	$36	$55	$63

The annual provisions for income taxes included a tax benefit related to uncertain tax positions, including interest and penalties, of $19 million in 2021, $14 million in 2020 and $19 million in 2019.

Ball Corporation

Notes to the Consolidated Financial Statements

At December 31, 2021, the amounts of unrecognized tax benefits that, if recognized, would reduce tax expense were $44 million, inclusive of interest, penalties and the federal impact of U.S. state items. The company and its subsidiaries file income tax returns in the U.S. federal, various state, local and non-U.S. jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2014. With a few exceptions, the company is no longer subject to examination by state and local tax authorities for years prior to 2014. The company’s significant non-U.S. filings are in Argentina, Brazil, Canada, Chile, Czech Republic, Egypt, France, Germany, Mexico, Paraguay, Poland, Russia, Serbia, Spain, Sweden, Switzerland, Turkey, and the U.K. The company’s non-U.S. statutes of limitations are generally open for years after 2017. At December 31, 2021, the company is either under examination or has been notified of a pending examination by tax authorities in Austria, Brazil, Egypt, France, Germany, Hong Kong, India, Italy, the Netherlands, Saudi Arabia, Switzerland, the U.S., and various U.S. states.

Due primarily to potential expiration of certain statutes of limitations, it is reasonably possible that a decrease in the range of $10 million to $17 million in the total amount of unrecognized tax benefits may occur within the coming year, all of which would reduce income tax expense.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $2 million of tax benefit, $2 million of tax benefit and $3 million of tax benefit in 2021, 2020 and 2019, respectively, for potential interest on these items. At December 31, 2021, 2020 and 2019, the accrual for uncertain tax positions included potential interest expense of $6 million for each year. The company has accrued penalties of $2 million in 2021, $4 million in 2020 and $6 million in 2019.

17. Employee Benefit Obligations

	December 31,
($ in millions)	2021	2020

Underfunded defined benefit pension liabilities	$582	$955
Less: Current portion	(21)	(24)
Long-term defined benefit pension liabilities	561	931
Long-term retiree medical liabilities	135	156
Deferred compensation plans	441	439
Other	68	87
	$1,205	$1,613

The company’s defined benefit plans for salaried employees, as well as those for hourly employees in Sweden, Switzerland, the U.K. and Ireland, provide pension benefits based on employee compensation and years of service. Plans for North American hourly employees provide benefits based on fixed rates for each year of service. While the German, Swedish and certain U.S. plans are not funded, the company maintains liabilities, and annual additions to such liabilities are generally tax-deductible. With the exception of the unfunded German, Swedish and certain U.S. plans, the company’s policy is to fund the defined benefit plans in amounts at least sufficient to satisfy statutory funding requirements, taking into consideration deductibility under existing tax laws and regulations. The company closed its pension plans to all non-unionized new entrants in the United States effective for anyone hired after December 31, 2021. Anyone employed by Ball prior to that date is unaffected by this change.

Ball Corporation

Notes to the Consolidated Financial Statements

Defined Benefit Pension Plans

Amounts recognized in the consolidated balance sheets for the funded status of the company’s defined benefit pension plans consisted of:

	December 31,
	2021			2020
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Long-term pension asset	$—	$579	$579	$—	$562	$562
Defined benefit pension liabilities (a)	(344)	(238)	(582)	(667)	(288)	(955)
Funded status	$(344)	$341	$(3)	$(667)	$274	$(393)
(a)	Included is an unfunded, non-qualified U.S. plan obligation of $32 million at December 31, 2021, that has been annuitized with a corresponding asset of $28 million ($3 million in other current assets and $25 million in other assets). At December 31, 2020, the unfunded non-qualified U.S. plan obligation of $34 million was annuitized with a corresponding asset of $28 million ($3 million in other current assets and $25 million in other assets).

An analysis of the change in benefit accounts for 2021 and 2020 follows:

	December 31,
	2021				2020
($ in millions)	U.S.		Non-U.S.	Total	U.S.		Non-U.S.	Total

Change in projected benefit obligation:
Benefit obligation at prior year end	$2,752		$3,479	$6,231	$2,849		$3,348	$6,197
Service cost	83		13	96	64		13	77
Interest cost	50		36	86	72		56	128
Benefits paid	(143)		(150)	(293)	(163)		(263)	(426)
Net actuarial (gains) losses	(76)		(138)	(214)	320		194	514
Settlements and other	(362)	(a)	—	(362)	(392)	(a)	—	(392)
Plan amendments	—		—	—	1		5	6
Other	—		2	2	1		1	2
Effect of exchange rates	—		(53)	(53)	—		125	125
Benefit obligation at year end	2,304		3,189	5,493	2,752		3,479	6,231
Change in plan assets:
Fair value of assets at prior year end	2,085		3,753	5,838	2,202		3,514	5,716
Actual return on plan assets	205		(58)	147	322		360	682
Employer contributions	187		5	192	77		2	79
Contributions to unfunded plans	6		18	24	6		18	24
Benefits paid	(143)		(150)	(293)	(163)		(263)	(426)
Settlements and other	(380)	(a)	—	(380)	(359)	(a)	—	(359)
Other	—		2	2	—		1	1
Effect of exchange rates	—		(40)	(40)	—		121	121
Fair value of assets at end of year	1,960		3,530	5,490	2,085		3,753	5,838
Funded status	$(344)		$341	$(3)	$(667)		$274	$(393)
(a)	Includes the purchase of non-participating group annuity contracts and term-vested lump sum payments discussed below.

The company’s German, Swedish and certain U.S. plans are unfunded and the liabilities are included in the consolidated balance sheets. Benefits are paid directly by the company to the participants.

Ball Corporation

Notes to the Consolidated Financial Statements

Amounts recognized in accumulated other comprehensive earnings (loss), including other postemployment benefits, consisted of:

	December 31,
	2021			2020
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Net actuarial (loss) gain	$(290)	$83	$(207)	$(625)	$57	$(568)
Net prior service (cost) credit	15	(51)	(36)	15	(54)	(39)
Tax effect and currency exchange rates	80	(6)	74	162	(21)	141
	$(195)	$26	$(169)	$(448)	$(18)	$(466)

Net actuarial losses decreased by $361 million during 2021, principally resulting from the effects of settlement accounting in the U.S., wherein deferred losses were released into the consolidated statement of earnings, and a reduction in pension liabilities as global discount rates used increased.

The accumulated benefit obligation for all U.S. defined benefit pension plans was $2,171 million and $2,643 million at December 31, 2021 and 2020, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $3,185 million and $3,476 million at December 31, 2021 and 2020, respectively. Following is the information for defined benefit plans with a projected benefit obligation, or an accumulated benefit obligation, in excess of plan assets:

	December 31,
	2021			2020
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Projected benefit obligation	$2,304	$311	$2,615	$2,752	$356	$3,108
Accumulated benefit obligation	2,171	307	2,478	2,643	353	2,996
Fair value of plan assets (a)	1,960	73	2,033	2,085	68	2,153
(a)	The German, Swedish and certain U.S. plans are unfunded and, therefore, there is no fair value of plan assets associated with these plans.

Ball Corporation

Notes to the Consolidated Financial Statements

Components of net periodic benefit cost were as follows:

	Years Ended December 31,
	2021			2020			2019
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$83	$13	$96	$64	$13	$77	$50	$11	$61
Interest cost	50	36	86	72	56	128	101	72	173
Expected return on plan assets	(117)	(65)	(182)	(119)	(85)	(204)	(116)	(109)	(225)
Amortization of prior service cost	1	3	4	2	2	4	1	3	4
Recognized net actuarial loss	45	5	50	40	5	45	22	4	26
Settlement losses (a)	135	—	135	120	—	120	—	8	8
Net periodic benefit cost for Ball sponsored plans	$197	$(8)	$189	$179	$(9)	$170	$58	$(11)	$47
(a)	Includes settlement losses related to the purchase of non-participating annuities and lump-sum payments which were recorded in business consolidation and other activities. See Note 6 for further details.

In addition to regular lump sum payments made each year, Ball completed the purchase of non-participating group annuity contracts that were transferred to an insurance company for a portion of the company’s U.S. pension benefit obligations in 2021 and 2020 and for the entirety of the company’s Canadian pension benefit obligations in 2019, totaling approximately $325 million in 2021, $245 million in 2020 and $32 million in 2019. The purchase of the annuity contracts triggered settlement accounting in each year. Ball also undertook a terminated vested buy-out exercise in 2020 for a portion of the company’s U.S. pension obligations, reducing the obligations by $147 million. These transactions resulted in the recognition of settlement losses recorded in business consolidation and other activities of $135 million in 2021, $120 million in 2020, $8 million in 2019. The company’s pension obligations were remeasured during 2021 and 2020 for the impacted U.S. plans.

Non-service pension income of $42 million in 2021, $27 million in 2020 and $22 million in 2019, is included in selling, general, and administrative (SG&A) expenses.

Contributions to the company’s defined benefit pension plans are expected to be approximately $127 million in 2022, of which $100 million was already contributed in January 2022. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to the plans are expected to be approximately $303 million, $299 million, $304 million, $316 million and $321 million for the years ending December 31, 2022 through 2026, respectively, and approximately $1.6 billion in total for the years ending December 31, 2027 through 2031.

Weighted average assumptions used to determine benefit obligations for the company’s significant U.S. plans at December 31 were as follows:

	U.S.
	2021	2020	2019
Discount rate	2.87%	2.49%	3.35%
Rate of compensation increase	4.48%	4.05%	4.03%

Ball Corporation

Notes to the Consolidated Financial Statements

Weighted average assumptions used to determine benefit obligations for the company’s significant European plans at December 31 were as follows:

	U.K.			Germany
	2021	2020	2019	2021	2020	2019
Discount rate	1.81%	1.39%	2.07%	1.12%	0.80%	1.11%
Rate of compensation increase	3.50%	3.50%	3.50%	2.50%	2.50%	2.50%
Pension increase	3.64%	3.19%	3.22%	1.70%	1.50%	1.50%

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant U.S. plans for the years ended December 31 were as follows:

	U.S.
	2021	2020	2019
Discount rate	2.49%	3.35%	4.41%
Rate of compensation increase	4.05%	4.03%	4.02%
Expected long-term rate of return on assets	6.32%	6.00%	5.58%

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant European plans for the years ended December 31 were as follows:

	U.K.			Germany
	2021	2020	2019	2021	2020	2019
Discount rate	1.39%	2.07%	2.90%	0.80%	1.11%	1.74%
Rate of compensation increase	3.50%	3.50%	3.50%	2.50%	2.50%	2.50%
Pension increase	3.19%	3.22%	3.45%	1.50%	1.50%	1.50%
Expected long-term rate of return on assets	1.74%	2.57%	3.40%	N/A	N/A	N/A

The discount and compensation increase rates used above to determine the December 31, 2021, benefit obligations will be used to determine net periodic benefit cost for 2022. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $13 million increase in 2022 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an approximate $3 million increase to pension expense in 2022.

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

Actual results may differ from the company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. In 2021, the company recorded pension expense of $189 million for Ball-sponsored plans, including $135 million of settlement charges, and the company currently expects its 2022 pension expense to be $65 million, using currency exchange rates in effect at December 31, 2021. The expected increase in pension expense, excluding settlement charges, is primarily the result of increased service cost from growth in employee numbers and higher interest cost due to higher global interest rates.

Ball Corporation

Notes to the Consolidated Financial Statements

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market-related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market-related value of plan assets used to calculate the expected return was $5,633 million for 2021, $5,573 million for 2020 and $5,375 million for 2019.

Defined Benefit Pension Plan Assets

Policies and Allocation Information

Pension investment committees or scheme trustees of the company and its relevant subsidiaries establish investment policies and strategies for the company’s pension plan assets. The investment policies and strategies include the following common themes to: (1) provide for long-term growth of principal without undue exposure to risk, (2) minimize contributions to the plans, (3) minimize and stabilize pension expense and (4) achieve a rate of return equal to or above the market average for each asset class over the long term. The pension investment committees are required to regularly, but no less frequently than annually, review asset mix and asset performance, as well as the performance of the investment managers. Based on their reviews, which are generally conducted quarterly, investment policies and strategies are revised as appropriate.

Target asset allocations are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Following are the target asset allocations established as of December 31, 2021:

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

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2021	2020
Cash and cash equivalents	—%	1%
Equity securities	17%	17%
Fixed income securities	81%	79%
Alternative investments	2%	3%
	100%	100%

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

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of pension assets and liabilities and their placement within the fair value hierarchy levels. The fair value hierarchy levels assigned to the company’s defined benefit plan assets are summarized in the tables below:

	December 31, 2021
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$26	$26
U.S. government, agency and asset-backed securities:
Municipal bonds	—	25	25
Treasury bonds	106	—	106
Other	—	7	7
Non-U.S. government bonds	—	20	20
Corporate bonds and notes:
Basic materials	—	5	5
Communications	—	34	34
Consumer discretionary	—	20	20
Consumer staples	—	41	41
Energy	—	23	23
Financials	—	86	86
Industrials	—	283	283
Information technology	—	12	12
Private placement	—	1	1
Utilities	—	98	98
Other	—	1	1
Total level 1 and level 2	$106	$682	788
Other investments measured at net asset value (a)			1,172
Total assets			$1,960
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31, 2020
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$23	$23
U.S. government, agency and asset-backed securities:
Municipal bonds	—	24	24
Treasury bonds	53	—	53
Other	—	6	6
Non-U.S. government bonds	—	19	19
Corporate bonds and notes:
Basic materials	—	17	17
Communications	—	113	113
Consumer discretionary	—	88	88
Consumer staples	—	53	53
Energy	—	114	114
Financials	—	145	145
Healthcare	—	30	30
Industrials	—	41	41
Information technology	—	25	25
Private placement	—	1	1
Utilities	—	56	56
Other	—	51	51
Total level 1 and level 2	$53	$806	859
Other investments measured at net asset value (a)			1,226
Total assets			$2,085
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

	December 31,
($ in millions)	2021	2020

U.K. pension assets, at fair value:
Cash and cash equivalents	$5	$44
Equity commingled funds	7	24
U.K. government bonds	2,493	2,572
Other	7	39
Total level 1	2,512	2,679
Level 2: Investment funds - corporate bonds	844	904
Other investments measured at net asset value (a)	100	102
Total assets	$3,456	$3,685
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Ball Corporation

Notes to the Consolidated Financial Statements

Other Postretirement Benefits

The company sponsors postretirement health care and life insurance plans for certain U.S. and Canadian employees. Employees may also qualify for long-term disability, medical and life insurance continuation and other postemployment benefits upon termination of active employment prior to retirement. All of the Ball-sponsored postretirement health care and life insurance plans are unfunded with the exception of life insurance benefits, which are self-insured. The benefit obligation associated with these plans was $148 million and $170 million as of December 31, 2021 and 2020, respectively, including current portions of $12 million and $14 million, respectively. Net periodic cost associated with these plans was income of $1 million, $3 million and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Weighted average assumptions used to determine benefit obligations for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2021	2020	2019	2021	2020	2019
Discount rate	2.79%	2.39%	3.24%	2.75%	2.25%	3.00%
Rate of compensation increase (a)	4.37%	4.50%	4.50%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

Weighted average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2021	2020	2019	2021	2020	2019
Discount rate	2.39%	3.24%	4.35%	2.25%	3.00%	3.50%
Rate of compensation increase (a)	4.50%	4.50%	4.50%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

Deferred Compensation Plans

Certain management employees may elect to defer the payment of all or a portion of their annual incentive compensation and certain long-term stock-based compensation into the company’s deferred compensation plan and/or the company’s deferred compensation stock plan. The employee becomes a general unsecured creditor of the company with respect to any amounts deferred.

18. Shareholders’ Equity

At December 31, 2021, the company had 1.1 billion shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

Under its ongoing share repurchase program, the company repurchased $719 million, $75 million and $945 million of its shares, net of issuances, during the years ended December 31, 2021, 2020, and 2019, respectively. The 2019 amount included shares repurchased under accelerated share repurchase agreements with third-party financial institutions.

In the third quarter of 2021, Ball’s board of directors increased the company’s quarterly common share dividend by 33 percent to 20 cents per share.

Ball Corporation

Notes to the Consolidated Financial Statements

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2019	$(340)	$(558)	$(12)	$(910)
Other comprehensive earnings (loss) before reclassifications	(215)	(29)	(4)	(248)
Amounts reclassified from accumulated other comprehensive earnings (loss) into earnings	—	121	83	204
Balance at December 31, 2020	(555)	(466)	67	(954)
Other comprehensive earnings (loss) before reclassifications	19	158	156	333
Reclassification of net deferred (gains) losses into earnings	—	139	(100)	39
Balance at December 31, 2021	$(536)	$(169)	$123	$(582)

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Years Ended December 31,
($ in millions)	2021	2020	2019

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(121)	$22	$18
Commodity contracts recorded in cost of sales	153	(65)	(45)
Currency exchange contracts recorded in selling, general and administrative	90	(54)	7
Cross-currency swaps recorded in selling, general and administrative	—	(2)	35
Interest rate contracts recorded in interest expense	(2)	(8)	13
Total before tax effect	120	(107)	28
Tax benefit (expense) on amounts reclassified into earnings	(20)	24	(6)
Recognized gain (loss), net of tax	$100	$(83)	$22

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$(47)	$(39)	(14)
Prior service income (expense)	(2)	(2)	(2)
Effect of pension settlements	(135)	(120)	(8)
Total before tax effect	(184)	(161)	(24)
Tax benefit (expense) on amounts reclassified into earnings	45	40	6
Recognized gain (loss), net of tax	$(139)	$(121)	$(18)
(a)	These components include the computation of net periodic benefit cost detailed in Note 17.

Ball Corporation

Notes to the Consolidated Financial Statements

19. Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock on the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of outstanding stock option and SSAR activity for the year ended December 31, 2021, follows:

	Number of	Weighted Average
	Shares	Exercise Price
Beginning of year	10,113,396	$40.40
Granted	1,193,934	85.52
Exercised	(1,441,190)	33.07
Canceled/forfeited	(100,044)	73.65
End of period	9,766,096	46.66

Vested and exercisable, end of year	6,500,576	$36.04
Reserved for future grants	14,793,877

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2021, was 5.5 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $485 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2021, was 4.3 years and the aggregate intrinsic value was $392 million. The company received $33 million, $38 million and $41 million from options and SSARs exercised during 2021, 2020 and 2019, respectively, and the intrinsic value associated with these exercises was $84 million, $230 million and $61 million for the same periods, respectively. The excess tax benefit associated with the company’s stock compensation programs was $19 million for 2021, and was reported as a discrete item in the consolidated tax provision. The total fair value of options and SSARs vested during 2021, 2020 and 2019 was $18 million, $17 million and $16 million, respectively.

Based on the Black-Scholes option pricing model, options and SSARs granted in 2021, 2020 and 2019 have estimated weighted average fair values at the date of grant of $19.86 per share, $15.36 per share and $12.26 per share, respectively. The fair values were estimated using the following weighted average assumptions:

	2021 Grants		2020 Grants		2019 Grants

Expected dividend yield	0.70%		0.83%		0.79%
Expected stock price volatility	25.08%		20.84%		20.36%
Risk-free interest rate	0.61%		1.47%		2.59%
Expected life of options (in years)	6.25	years	6.40	years	6.40	years

In addition to stock options and SSARs, the company issues to certain employees restricted shares and restricted stock units, which vest over various periods. Such restricted shares and restricted stock units generally vest in equal installments over five years.

Ball Corporation

Notes to the Consolidated Financial Statements

Following is a summary of restricted stock activity for the year ended December 31, 2021:

		Weighted
	Number of	Average
	Shares/Units	Grant Price

Beginning of year	1,267,952	$42.78
Granted	376,035	88.53
Vested	(380,103)	41.37
Canceled/forfeited	(17,480)	69.10
End of year	1,246,404	$56.64

For the years ended December 31, 2021, 2020 and 2019, the company recognized pretax expense of $40 million ($35 million after tax), $43 million ($37 million after tax) and $37 million ($33 million after tax), respectively, for all of its share-based compensation arrangements. At December 31, 2021, there was $64 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.4 years.

20. Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2021	2020	2019

Net earnings attributable to Ball Corporation	$878	$585	$566

Basic weighted average common shares	325,989	326,260	331,102
Effect of dilutive securities	5,626	6,555	9,019
Weighted average shares applicable to diluted earnings per share	331,615	332,815	340,121

Per basic share	$2.69	$1.79	$1.71
Per diluted share	$2.65	$1.76	$1.66

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period). The excluded options and SSARs totaled approximately 1 million for the years ended December 31, 2021 and 2020. There were no anti-dilutive options for the year ended December 31, 2019.

The company declared and paid dividends of $0.70 per share in 2021, $0.60 per share in 2020 and $0.55 per share in 2019.

Ball Corporation

Notes to the Consolidated Financial Statements

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

The following table provides additional information related to the commercial risk management instruments described above:

($ in millions)	December 31, 2021
Commercial risk area	Commodity		Currency	Interest Rate

Notional amount of contracts	$1,882	(a)	$2,761	$1,182
Net gain (loss) included in AOCI, after-tax	106	(b)	17	—
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	104	(b)	17	—

Longest duration of forecasted cash flow hedge transactions in years	2		3	2
(a)	Substantially all aluminum contracts received hedge accounting treatment as of December 31, 2021.
(b)	Substantially all of this gain (loss) will be offset by pricing changes in sales and purchase contracts.

Ball Corporation

Notes to the Consolidated Financial Statements

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through May 2022, and which have a combined notional value of 2.6 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2021 and 2020, the aggregate fair value of all derivative instruments with credit-risk-related contingent features was a liability of $3 million and $52 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2021 and 2020, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		December 31, 2021
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$142	$—	$142
Currency contracts		2	19	21
Other contracts		1	6	7
Total current derivative contracts	Other current assets	$145	$25	$170

Commodity contracts		$3	$—	$3
Currency contracts		59	1	60
Total noncurrent derivative contracts	Other noncurrent assets	$62	$1	$63

Liabilities:
Commodity contracts		$20	$—	$20
Currency contracts		—	8	8
Other contracts		—	1	1
Total current derivative contracts	Other current liabilities	$20	$9	$29

Currency contracts		$—	$3	$3
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$3	$3

Ball Corporation

Notes to the Consolidated Financial Statements

		December 31, 2020
		Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$50	$—	$50
Currency contracts		3	27	30
Other contracts		—	2	2
Total current derivative contracts	Other current assets	$53	$29	$82

Commodity contracts		$8	$—	$8
Total noncurrent derivative contracts	Other noncurrent assets	$8	$—	$8

Liabilities:
Commodity contracts		$17	$—	$17
Currency contracts		—	63	63
Other contracts		—	4	4
Total current derivative contracts	Other current liabilities	$17	$67	$84

Currency contracts		$8	$2	$10
Total noncurrent derivative contracts	Other noncurrent liabilities	$8	$2	$10

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future. The present value discounting factor is based on the comparable time period LIBOR rate or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2021, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Year Ended December 31, 2021
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(121)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	153	18
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(2)	—
Currency contracts - manage currency exposure	Selling, general and administrative	90	56
Equity contracts	Selling, general and administrative	—	5
Total		$120	$79

		Year Ended December 31, 2020
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$22	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(65)	(1)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(8)	—
Currency contracts - manage currency exposure	Selling, general and administrative	(54)	(17)
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	(2)	—
Equity contracts	Selling, general and administrative	—	76
Total		$(107)	$59

Ball Corporation

Notes to the Consolidated Financial Statements

		Year Ended December 31, 2019
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$18	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(45)	2
Interest rate contracts - manage exposure for outstanding debt	Interest expense	13	—
Currency contracts - manage currency exposure	Selling, general and administrative	7	111
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	35	—
Equity contracts	Selling, general and administrative	—	46
Total		$28	$159

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Years Ended December 31,
($ in millions)	2021	2020	2019

Amounts reclassified into earnings:
Commodity contracts	$(32)	$43	$27
Cross-currency swap contracts	—	2	(35)
Interest rate contracts	2	8	(13)
Currency exchange contracts	(90)	54	(7)
Change in fair value of cash flow hedges:
Commodity contracts	122	21	(10)
Interest rate contracts	—	(5)	1
Cross-currency swap contracts	—	1	78
Currency exchange contracts	68	(22)	17
Currency and tax impacts	(14)	(23)	(13)
Stranded tax effects reclassified into retained earnings:
Commodity contracts	—	—	2
Cross-currency swap contracts	—	—	(5)
	$56	$79	$42

Ball Corporation

Notes to the Consolidated Financial Statements

22. Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $26 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at December 31, 2021.

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December, 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the Court of Appeals for the Federal Circuit. On December 31, 2020, the Court of Appeals vacated the decision of the District Court and remanded the case for further proceedings. The District Court held a telephonic hearing with counsel for the parties in March 2021 to discuss the scope of the proceedings on remand and initial position statements regarding remand which was submitted by each party. The District Court also directed each party to submit a document in response to the initial position statements of the other party in April 2021. The parties submitted their position statements to the District Court on April 21, 2021. On August 25, 2021, the Court issued its order regarding the further proceedings permitting each party to submit supplemental expert reports and depositions of the experts. On September 9, 2021, the parties submitted a Submission Regarding Scheduling in which most issues were agreed, but the Court was requested to resolve a dispute regarding the process and timing for the submission of each expert’s report and the deposition of the experts. The Court has not yet responded to this filing and has not issued a schedule for proceedings on remand. Based on the information available at the present time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

Ball Corporation

Notes to the Consolidated Financial Statements

A former Rexam Personal Care site in Annecy, France, was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place in 2006. The business operating from the site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during the first quarter of 2015. As part of the site closure regulatory requirements, a new regulatory permit (Prefectoral Order) was issued in June 2016, which includes requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A new management plan was proposed to the French Environmental Authorities (DREAL) during 2018. Tenders for the proposed remediation work were issued in 2020 and a preferred supplier of the remedial works has been identified. These proposed works are the subject of discussions taking place with the French environmental authorities before adoption of the final plan for the site and conduct of the remediation activity. Based on the information available at this time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

During 2017, the Brazilian Supreme Court (the Court) ruled against the Brazilian tax authorities in a leading case related to the computation of certain indirect taxes. The Court ruled that the indirect tax base should not include a value-added tax known as “ICMS.” By removing the ICMS from the tax base, the Court effectively eliminated a “tax on tax.” The Court decision, in principle, affects all applicable judicial proceedings in progress. However, after publication of the decision in October 2017, the Brazilian tax authorities filed an appeal seeking clarification of certain matters, including the amount of ICMS to which taxpayers would be entitled in order to reduce their indirect tax base (i.e., the gross rate or net rate).

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During 2021, 2020 and 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts were determined to be estimable and realizable, the company recorded $22 million, $4 million and $57 million of prior year collections in business consolidation and other activities within its 2021, 2020 and 2019 consolidated statement of earnings. As of December 31, 2021, the company has no additional claims outstanding that would result in material reimbursements.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled non-U.S. subsidiaries under the senior credit facilities, the obligations of non-U.S. credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are coterminous with the terms of the respective note indentures, senior notes and credit agreement, and they could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes and/or the credit agreement. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to then-outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled non-U.S. subsidiaries under the senior credit facilities, the obligations of non-U.S. credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier non-U.S. subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain non-U.S. borrowers and non-U.S. pledgors under the loan documents will be secured, with certain exceptions, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned non-U.S. subsidiaries and material wholly owned U.S. domiciled non-U.S. subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ball Corporation has established disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that the company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2021, Ball Corporation, under the supervision of the Chief Executive Officer and Chief Financial Officer of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of Ball Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There were no matters required to be reported under this item.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

There were no matters required to be reported under this item.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers of the company as of February 16, 2022, were as follows:

Charles E. Baker, 64, Vice President, General Counsel and Corporate Secretary since July 2011; Vice President, General Counsel and Assistant Corporate Secretary from 2004 to 2011; various other positions within the company, 1993 to 2004.

Nate C. Carey, 43, Vice President and Controller since November 2017; Assistant Controller from 2014 to November 2017.

Daniel W. Fisher, 49, President, since January 2021; elected as Chief Executive Officer on January 26, 2022, which will become effective April 27, 2022; Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, since December 2016; President, Beverage Packaging North and Central America from 2014 to 2016; various other positions within the company, 2010 to 2014.

John A. Hayes, 56, Chairman and Chief Executive Officer since January 2021; Chairman, President and Chief Executive Officer since 2013; various other positions within the company, 1999 to 2013. John Hayes will transition solely to Chairman of the Board of Directors effective April 27, 2022.

David A. Kaufman, 56, Senior Vice President, Ball Corporation, and President, Ball Aerospace & Technologies Corp. since January 2021; Chief Operating Officer, Ball Aerospace & Technologies Corp. from 2020 to 2021; Vice President and General Manager of National Defense, Ball Aerospace & Technologies Corp from 2013 to 2020; various other positions within the company, 2000 to 2013.

Jeffrey A. Knobel, 50, Vice President and Treasurer since 2011; Treasurer from 2010 to 2011; various other positions within the company, 1997 to 2010.

Ronald J. Lewis, 55, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, since January 2021; President, Beverage Packaging EMEA from 2019 to 2021; Chief Supply Chain Officer, Coca-Cola European Partners plc, 2016 to 2019.

Scott C. Morrison, 59, Executive Vice President and Chief Financial Officer since January 2021; Senior Vice President and Chief Financial Officer since 2010; various other positions within the company, 2000 to 2010.

Stacey Valy Panayiotou, 49, Senior Vice President and Chief Human Resources Officer since November 2021; Executive Vice President of Human Resources, Graphic Packaging International, 2019 to 2021. Senior Vice President, Global Talent and Development, The Coca-Cola Company, 2013 to 2019.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2021, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2021, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2021, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

Equity Compensation Plan Information
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	9,766,096	$46.66	14,793,877
Equity compensation plans not approved by security holders	—	—	—
Total	9,766,096	$46.66	14,793,877

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2021, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2021, is incorporated herein by reference.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

(a)    (1)    Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2021, 2020 and 2019

Consolidated statements of comprehensive earnings (loss) — Years ended December 31, 2021, 2020 and 2019

Consolidated balance sheets — December 31, 2021 and 2020

Consolidated statements of cash flows — Years ended December 31, 2021, 2020 and 2019

Consolidated statements of shareholders’ equity — Years ended December 31, 2021, 2020 and 2019

Notes to consolidated financial statements

(2)    Financial Statement Schedules:

Financial statement schedules have been omitted, as they are either not applicable, are considered insignificant or the required information is included in the consolidated financial statements or notes thereto.

(3)    Exhibits:

Exhibit Number	Description of Exhibit

3.i	Amended Articles of Incorporation revised May 4, 2017 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2017) filed March 1, 2018.

3.ii	Bylaws of Ball Corporation as amended December 1, 2020 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2020) filed February 17, 2021.

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

104

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (contained in Exhibit 101): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Filed herewith.)

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
February 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ John A. Hayes		Chairman and Chief Executive Officer
	John A. Hayes		February 16, 2022

(2)	Principal Financial Officer:

	/s/ Scott C. Morrison		Executive Vice President and Chief Financial Officer
	Scott C. Morrison		February 16, 2022

(3)	Principal Accounting Officer:

	/s/ Nate C. Carey		Vice President and Controller
	Nate C. Carey		February 16, 2022

(4)	A Majority of the Board of Directors:

	/s/ John Bryant	*	Director
	John Bryant		February 16, 2022

	/s/ Michael J. Cave	*	Director
	Michael J. Cave		February 16, 2022

	/s/ Daniel W. Fisher	*	Director
	Daniel W. Fisher		February 16, 2022

	/s/ John A. Hayes	*	Chairman of the Board and Director
	John A. Hayes		February 16, 2022

	/s/ Daniel J. Heinrich	*	Director
	Daniel J. Heinrich		February 16, 2022

	/s/ Dune Ives	*	Director
	Dune Ives		February 16, 2022

	/s/ Pedro H. Mariani	*	Director
	Pedro H. Mariani		February 16, 2022

/s/ Georgia R. Nelson	*	Director
Georgia R. Nelson		February 16, 2022

/s/ Cynthia A. Niekamp	*	Director

Cynthia A. Niekamp		February 16, 2022

/s/ Todd Penegor	*	Director
Todd Penegor		February 16, 2022

/s/ Cathy D. Ross	*	Director
Cathy D. Ross		February 16, 2022

/s/ Betty Sapp	*	Director
Betty Sapp		February 16, 2022

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 16, 2022

*  By John A. Hayes as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
As Attorney-in-Fact
February 16, 2022