Form 10-Q
period 2022-03-31
BALL Corp
filed 2022-05-05
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at April 30, 2022
Common Stock, without par value	BLL	NYSE	319,788,885 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2022	2021

Net sales	$3,716	$3,125

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(3,016)	(2,493)
Depreciation and amortization	(185)	(168)
Selling, general and administrative	(186)	(157)
Business consolidation and other activities	281	(7)
	(3,106)	(2,825)

Earnings before interest and taxes	610	300

Interest expense	(69)	(67)
Debt refinancing and other costs	—	—
Total interest expense	(69)	(67)

Earnings before taxes	541	233
Tax (provision) benefit	(100)	(32)
Equity in results of affiliates, net of tax	6	(1)
Net earnings	447	200
Net (earnings) loss attributable to noncontrolling interests	(1)	—
Net earnings attributable to Ball Corporation	$446	$200

Earnings per share:
Basic	$1.39	$0.61
Diluted	$1.37	$0.60

Weighted average shares outstanding: (000s)
Basic	320,904	327,811
Diluted	325,916	333,673

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended March 31,
($ in millions)	2022	2021

Net earnings	$447	$200

Other comprehensive earnings (loss):
Currency translation adjustment	(92)	(12)
Pension and other postretirement benefits	8	41
Derivatives designated as hedges	67	46
Total other comprehensive earnings (loss)	(17)	75
Income tax (provision) benefit	(12)	(18)
Total other comprehensive earnings (loss), net of tax	(29)	57

Total comprehensive earnings (loss)	418	257
Comprehensive (earnings) loss attributable to noncontrolling interests	(1)	—
Comprehensive earnings (loss) attributable to Ball Corporation	$417	$257

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2022	2021

Assets
Current assets
Cash and cash equivalents	$437	$563
Receivables, net	3,128	2,560
Inventories, net	2,323	1,795
Other current assets	418	305
Total current assets	6,306	5,223
Noncurrent assets
Property, plant and equipment, net	6,683	6,502
Goodwill	4,324	4,378
Intangible assets, net	1,627	1,688
Other assets	1,986	1,923
Total assets	$20,926	$19,714

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$293	$15
Accounts payable	5,026	4,759
Accrued employee costs	276	349
Other current liabilities	891	830
Total current liabilities	6,486	5,953
Noncurrent liabilities
Long-term debt	8,265	7,722
Employee benefit obligations	1,047	1,205
Deferred taxes	677	665
Other liabilities	494	484
Total liabilities	16,969	16,029

Equity
Common stock (681,735,732 shares issued - 2022; 680,944,867 shares issued - 2021)	1,226	1,220
Retained earnings	7,224	6,843
Accumulated other comprehensive earnings (loss)	(611)	(582)
Treasury stock, at cost (361,097,206 shares - 2022; 360,101,024 shares - 2021)	(3,941)	(3,854)
Total Ball Corporation shareholders' equity	3,898	3,627
Noncontrolling interests	59	58
Total equity	3,957	3,685
Total liabilities and equity	$20,926	$19,714

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2022	2021

Cash Flows from Operating Activities
Net earnings	$447	$200
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	185	168
Business consolidation and other activities	(281)	7
Deferred tax provision (benefit)	48	(2)
Other, net	(199)	(147)
Changes in working capital components, net of dispositions	(1,004)	(703)
Cash provided by (used in) operating activities	(804)	(477)

Cash Flows from Investing Activities
Capital expenditures	(362)	(363)
Business dispositions, net of cash sold	298	1
Other, net	18	14
Cash provided by (used in) investing activities	(46)	(348)

Cash Flows from Financing Activities
Long-term borrowings	601	—
Repayments of long-term borrowings	(1)	(6)
Net change in short-term borrowings	277	7
Proceeds (payments) from issuances of common stock, net of shares used for taxes	1	5
Acquisitions of treasury stock	(98)	(10)
Common stock dividends	(65)	(50)
Cash provided by (used in) financing activities	715	(54)

Effect of exchange rate changes on cash	2	(31)

Change in cash, cash equivalents and restricted cash	(133)	(910)
Cash, cash equivalents and restricted cash - beginning of period	579	1,381
Cash, cash equivalents and restricted cash - end of period	$446	$471

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the variability of contract sales in the company’s aerospace segment. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s 2021 Annual Report on Form 10-K filed on February 16, 2022, pursuant to the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021 (annual report).

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

Risks and Uncertainties

Russian Invasion of Ukraine

The current global business environment is being impacted directly and indirectly by the effects of the Russian invasion of Ukraine, and it is not possible to accurately predict all future impacts of the invasion. Ball has suspended future investments in Russia and is pursuing the sale of its aluminum beverage packaging business located in Russia. As of March 31, 2022, Ball’s Russian aluminum packaging business does not meet the requirements for held for sale presentation in Ball’s consolidated financial statements. Additionally, Russia’s invasion of Ukraine has the potential to increase Ball’s vulnerabilities to near-term, severe impacts related to its Russian business and facilities. The Russian government has made warnings to companies that cease operations during its invasion of Ukraine and the potential exists that Ball’s operations in Russia could be negatively impacted. As such, Russia’s invasion of Ukraine and the resulting effects have the potential to impact significant estimates used by Ball in the preparation of its consolidated financial statements, which could result in impairments.

Ball has determined that the Russian invasion of Ukraine constitutes a triggering event for its Russian long-lived asset group. Ball performed a step one recoverability analysis for the long-lived asset group of Ball’s Russian business, which indicated that the carrying value of the asset group was recoverable as of March 31, 2022, and as a result, no impairment was deemed necessary at this time.

Ball’s Russian business, which is presented in its beverage packaging, EMEA, reportable operating segment, represented approximately 4 percent of the company's total net sales and 8 percent of the company's total comparable operating earnings for the twelve months ended December 31, 2021. In addition, our plants in Russia accounted for approximately 5 percent of the company's 112.5 billion global beverage can unit shipments for the twelve months ended December 31, 2021. As of March 31, 2022, Ball’s Russian business had net assets of $435 million, which consisted primarily of working capital, property, plant and equipment, and finite-lived intangible assets. As of March 31, 2022, Ball also had cumulative currency translation losses of $211 million recorded in equity that could be subject to release upon the liquidation of its Russian business. These values are subject to change based on the Russian ruble exchange rate.

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

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at March 31, 2022, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

2.     Accounting Pronouncements

New Accounting Guidance

Government Assistance Disclosure

In 2021, new guidance was issued related to the disclosure of government assistance. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

Reference Rate Reform

In 2020, new guidance was issued related to global reference rates reform. The company is currently evaluating the impact that the transition from its LIBOR-based interest rate agreements to Secured Overnight Financing Rate (SOFR) based interest rate agreements will have on its consolidated financial statements. Based on our current understanding, the LIBOR to SOFR transition is not expected to have a material impact on our financial condition, results of operations or cash flows.

3.     Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments outlined below.

Beverage packaging, North and Central America: Consists of operations in the U.S., Canada and Mexico that manufacture and sell aluminum beverage containers throughout those countries.

Beverage packaging, EMEA: Consists of operations in numerous countries throughout Europe, including Russia, as well as Egypt and Turkey, that manufacture and sell aluminum beverage containers throughout those countries.

Beverage packaging, South America: Consists of operations in Brazil, Argentina, Paraguay and Chile that manufacture and sell aluminum beverage containers throughout most of South America.

Aerospace: Consists of operations that manufacture and sell aerospace and other related products and provide services used in the defense, civil space and commercial space industries.

As presented in the table below, Other consists of a non-reportable operating segment (beverage packaging, other) that manufactures and sells aluminum beverage containers in India, Saudi Arabia and throughout the Asia Pacific region; a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers and recloseable aluminum bottles across multiple consumer categories as well as aluminum slugs (aerosol packaging) throughout North America, South America, Europe, and Asia; a non-reportable operating segment that manufactures and sells aluminum cups (aluminum cups); undistributed corporate expenses; and intercompany eliminations and other business activities.

The accounting policies of the segments are the same as those used in the company’s consolidated financial statements as discussed in Note 1. The company also has investments in operations in Guatemala, Panama, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. In 2021, Ball sold its minority-owned investment in South Korea. In January 2022, Ball sold its remaining equity method investment in Ball Metalpack. Refer to Note 4 for additional details on both transactions.

Summary of Business by Segment

	Three Months Ended March 31,
($ in millions)	2022	2021

Net sales
Beverage packaging, North and Central America	$1,609	$1,296
Beverage packaging, EMEA	942	796
Beverage packaging, South America	494	487
Aerospace	504	424
Reportable segment sales	3,549	3,003
Other	167	122
Net sales	$3,716	$3,125

Comparable operating earnings
Beverage packaging, North and Central America	$174	$140
Beverage packaging, EMEA	100	100
Beverage packaging, South America	78	93
Aerospace	43	35
Reportable segment comparable operating earnings	395	368
Reconciling items
Other (a)	(29)	(23)
Business consolidation and other activities	281	(7)
Amortization of acquired intangibles	(37)	(38)
Earnings before interest and taxes	610	300
Interest expense	(69)	(67)
Earnings before taxes	$541	$233
(a)	Includes undistributed corporate expenses, net, of $33 million and $26 million for the three months ended March 31, 2022 and 2021, respectively.

The company does not disclose total assets by segment as such information is not provided to the chief operating decision maker.

4.     Acquisitions and Dispositions

Ball Metalpack Investment

During the first quarter of 2022, Ball sold its remaining 49 percent owned equity method investment in Ball Metalpack to Sonoco, a global provider of consumer, industrial, healthcare and protective packaging, for total consideration of approximately $305 million, net of customary closing adjustments, of which $298 million in cash was received in the first quarter of 2022. The remaining $7 million is subject to customary closing adjustments and is presented in receivables, net. Ball’s carrying value of the investment before the sale was zero; therefore, a gain from the sale, net of customary closing adjustments, of $305 million is reported in business consolidation and other activities in the unaudited condensed consolidated statements of earnings. Cash proceeds of $298 million related to the sale are presented in business dispositions, net of cash sold, in the unaudited condensed consolidated statement of cash flows.

Ball also received proceeds from Ball Metalpack for the repayment of an outstanding promissory note and accrued interest of approximately $16 million, which was recorded as a gain in business consolidation and other activities in the unaudited condensed consolidated statements of earnings.

South Korea Investment

In the third quarter of 2021, Ball sold its minority-owned investment in South Korea. Consideration for the transaction was cash of $120 million, of which $110 million has been received, and is presented in business dispositions in cash flows from investing activities in Ball’s unaudited condensed consolidated statements of cash flows. The remaining $10 million will be received on or before December 31, 2022, and is presented in receivables, net on Ball’s unaudited condensed consolidated balance sheets. In the second quarter of 2021, the company recorded a loss of $5 million related to the disposal, which was presented in business consolidation and other activities in the unaudited condensed consolidated statement of earnings.

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended March 31,
Years Ended March 31,	Point in Time	Over Time	Total

2022	$601	$3,115	$3,716
2021	610	2,515	3,125

Contract Balances

The company did not have any contract assets at either March 31, 2022, or December 31, 2021. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2021	$272	$38
Increase (decrease)	(38)	(21)
Balance at March 31, 2022	$234	$17

During the three months ended March 31, 2022, total contract liabilities decreased by $59 million, which is net of cash received of $131 million and amounts recognized as sales of $190 million, the majority of which related to current contract liabilities. The amount of sales recognized in the three months ended March 31, 2022, which were included in the opening contract liabilities balances, was $190 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized net sales of $9 million and $7 million in the three months ended March 31, 2022 and 2021, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of March 31, 2022	$1,491	$1,669	$3,160

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2022	2021

Beverage packaging, North and Central America	$1	$1
Beverage packaging, EMEA	(1)	(2)
Beverage packaging, South America	(1)	(1)
Other	282	(5)
	$281	$(7)

2022

Beverage Packaging, North and Central America

During the three months ended March 31, 2022, the company recorded charges of $1 million for individually insignificant activities.

Beverage Packaging, EMEA

During the three months ended March 31, 2022, the company recorded charges of $1 million for individually insignificant activities.

Beverage Packaging, South America

During the three months ended March 31, 2022, the company recorded charges of $1 million for individually insignificant activities.

Other

During the three months ended March 31, 2022, the company recorded the following amounts:

●	A gain of $305 million related to the sale of Ball’s remaining equity method investment in Ball Metalpack. See Note 4 for further details.
●	A charge related to a donation of $30 million to The Ball Foundation, a non-profit philanthropic organization with efforts to build a better world.
●	A gain of $16 million from Ball Metalpack’s repayment of a loan which was formerly fully reserved.
●	Currency losses of $9 million associated with market conditions preventing the company from effectively entering into currency derivative positions to minimize currency exposures associated with the Russian ruble.

2021

Beverage Packaging, North and Central America

During the three months ended March 31, 2021, the company recorded income of $1 million for individually insignificant activities.

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

Other

During the three months ended March 31, 2021, the company recorded charges of $5 million for individually insignificant activities.

7.	Supplemental Cash Flow Statement Disclosures

	March 31,
($ in millions)	2022	2021

Beginning of period:
Cash and cash equivalents	$563	$1,366
Current restricted cash (included in other current assets)	16	15
Total cash, cash equivalents and restricted cash	$579	$1,381

End of period:
Cash and cash equivalents	$437	$461
Current restricted cash (included in other current assets)	9	10
Total cash, cash equivalents and restricted cash	$446	$471

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. A summary of the PP&E acquired but not yet paid for is as follows:

	March 31,
($ in millions)	2022	2021

Beginning of period:
PP&E acquired but not yet paid	$540	$409

End of period:
PP&E acquired but not yet paid	$528	$515

8.     Receivables, Net

	March 31,	December 31,
($ in millions)	2022	2021

Trade accounts receivable	$1,664	$1,304
Unbilled receivables	839	727
Less: Allowance for doubtful accounts	(8)	(9)
Net trade accounts receivable	2,495	2,022
Other receivables	633	538
	$3,128	$2,560

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of its receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $2 billion and $1.7 billion at March 31, 2022, and December 31, 2021, respectively. A total of $892 million and $308 million were available for sale under these programs as of March 31, 2022, and December 31, 2021, respectively.

Other receivables include income and sales tax receivables, aluminum scrap sale receivables and other miscellaneous receivables, including remaining amounts related to sales of the company’s equity method investments as detailed in Note 4.

9.     Inventories, Net

	March 31,	December 31,
($ in millions)	2022	2021

Raw materials and supplies	$1,200	$1,064
Work-in-process and finished goods	1,214	821
Less: Inventory reserves	(91)	(90)
	$2,323	$1,795

10.     Property, Plant and Equipment, Net

	March 31,	December 31,
($ in millions)	2022	2021

Land	$184	$167
Buildings	2,134	2,081
Machinery and equipment	7,016	6,876
Construction-in-progress	1,245	1,179
	10,579	10,303
Accumulated depreciation	(3,896)	(3,801)
	$6,683	$6,502

Depreciation expense amounted to $140 million and $123 million for the three months ended March 31, 2022 and 2021, respectively.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2021	$1,275	$1,483	$1,298	$40	$282	$4,378
Effects of currency exchange	—	(60)	—	—	6	(54)
Balance at March 31, 2022	$1,275	$1,423	$1,298	$40	$288	$4,324

Goodwill in the above table is presented net of accumulated impairment losses of $61 million and $62 million as of March 31, 2022 and December 31, 2021, respectively.

12.    Intangible Assets, Net

	March 31,	December 31,
($ in millions)	2022	2021

Acquired customer relationships and other intangibles (net of accumulated amortization of $883 million at March 31, 2022, and $862 million at December 31, 2021)	$1,529	$1,593
Capitalized software (net of accumulated amortization of $193 million at March 31, 2022, and $187 million at December 31, 2021)	76	74
Other intangibles (net of accumulated amortization of $98 million at March 31, 2022, and $97 million at December 31, 2021)	22	21
	$1,627	$1,688

Total amortization expense of intangible assets amounted to $45 million for the three months ended March 31, 2022 and 2021.

13.    Other Assets

	March 31,	December 31,
($ in millions)	2022	2021

Long-term pension assets	$565	$579
Right-of-use operating lease assets	443	420
Investments in affiliates	190	184
Long-term deferred tax assets	88	126
Other	700	614
	$1,986	$1,923

Investments in affiliates primarily includes the company’s 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam and an ownership interest of 50 percent in an entity in the U.S.

In 2021, Ball sold its minority-owned investment in South Korea. In the first quarter of 2022, Ball sold its remaining equity method investment in Ball Metalpack for total consideration of $305 million. See Note 4 for further details of both transactions.

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment.

Supplemental balance sheet information related to the company’s leases follows:

		March 31,	December 31,
($ in millions)	Balance Sheet Location	2022	2021

Operating leases:
Operating lease ROU asset	Other assets	$443	$420
Current operating lease liabilities	Other current liabilities	86	80
Noncurrent operating lease liabilities	Other liabilities	360	340
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	13	14
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	12	12

15.    Debt

Long-term debt consisted of the following:

	March 31,	December 31,
($ in millions)	2022	2021

Senior Notes
4.00% due November 2023	$1,000	$1,000
4.375%, euro denominated, due December 2023	775	796
0.875%, euro denominated, due March 2024	830	853
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	609	625
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
Senior Credit Facility (at variable rates)
Term A loan due March 2024	593	593
U.S. dollar revolver due March 2024	600	—
Finance lease obligations	14	14
Other (including debt issuance costs)	(52)	(56)
	8,269	7,725
Less: Current portion	(4)	(3)
	$8,265	$7,722

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in March 2024, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At March 31, 2022, taking into account outstanding letters of credit, $1.1 billion was available under the company’s long-term, revolving credit facilities. In addition to these facilities, the company had approximately $890 million of short-term uncommitted credit facilities available at March 31, 2022, of which $289 million was outstanding and due on demand. At December 31, 2021, the company had $12 million outstanding under short-term uncommitted credit facilities.

The fair value of long-term debt was estimated to be $8.2 and $8 billion at March 31, 2022 and December 31, 2021, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires the company to maintain a leverage ratio (as defined) of no greater than 5.0 times as of March 31, 2022, which will change to 4.5 times as of December 31, 2022. The company was in compliance with all loan agreements and debt covenants at both March 31, 2022, and December 31, 2021, and it has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was 18.5 percent and 13.7 percent for the three months ended March 31, 2022 and 2021, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2022, was reduced by 2.3 percentage points for share-based compensation, reduced by 1.5 percentage points for changes in deferred taxes on the investment in its Russian business, and increased by 1.3 percentage points for the sale of the Ball Metalpack equity method investment. As compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2021, was reduced by 5 percentage points for non-U.S. rate differences net of withholding tax, 2.6 percentage points for share-based compensation, and 2.4 percentage points for federal tax credits.

17.    Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2022	2021

Underfunded defined benefit pension liabilities	$503	$582
Less: Current portion	(21)	(21)
Long-term defined benefit pension liabilities	482	561
Long-term retiree medical liabilities	133	135
Deferred compensation plans	398	441
Other	34	68
	$1,047	$1,205

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2022			2021
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$22	$3	$25	$21	$3	$24
Interest cost	13	13	26	13	9	22
Expected return on plan assets	(27)	(17)	(44)	(31)	(16)	(47)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	7	1	8	13	1	14
Total net periodic benefit cost	$15	$1	$16	$16	$(2)	$14

Non-service pension income of $9 million and $10 million for the three months ended March 31, 2022 and 2021, respectively, is included in selling, general, and administrative (SG&A) expenses in the unaudited condensed consolidated statement of earnings.

Contributions to the company’s defined benefit pension plans were $104 million for the first three months of 2022 compared to $162 million for the first three months of 2021, and such contributions are expected to be approximately $127 million for the full year of 2022. This estimate may change based on changes to the U.S. Pension Protection Act and the actual returns achieved on plan assets, among other factors.

18.    Equity and Accumulated Other Comprehensive Earnings

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2021	680,945	$1,220	(360,101)	$(3,854)	$6,843	$(582)	$58	$3,685
Net earnings	—	—	—	—	446	—	1	447
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(29)	—	(29)
Common dividends, net of tax benefits	—	—	—	—	(65)	—	—	(65)
Treasury stock purchases	—	—	(1,147)	(102)	—	—	—	(102)
Treasury shares reissued	—	—	151	9	—	—	—	9
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	791	6	—	—	—	—	—	6
Other activity	—	—	—	6	—	—	—	6
Balance at March 31, 2022	681,736	$1,226	(361,097)	$(3,941)	$7,224	$(611)	$59	$3,957

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2020	679,524	$1,167	(351,939)	$(3,130)	$6,192	$(954)	$62	$3,337
Net earnings	—	—	—	—	200	—	—	200
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	57	—	57
Common dividends, net of tax benefits	—	—	—	—	(50)	—	—	(50)
Treasury stock purchases	—	—	(121)	(10)	—	—	—	(10)
Treasury shares reissued	—	—	161	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	490	4	—	8	—	—	—	12
Balance at March 31, 2021	680,014	$1,171	(351,899)	$(3,124)	$6,342	$(897)	$62	$3,554

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2021	(536)	(169)	123	(582)
Other comprehensive earnings (loss) before reclassifications	(92)	(1)	82	(11)
Reclassification of net deferred (gains) losses into earnings	—	7	(25)	(18)
Balance at March 31, 2022	$(628)	$(163)	$180	$(611)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2022	2021

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(31)	$(16)
Commodity contracts recorded in cost of sales	35	10
Currency exchange contracts recorded in selling, general and administrative	28	42
Interest rate contracts recorded in interest expense	1	—
Total before tax effect	33	36
Tax benefit (expense) on amounts reclassified into earnings	(8)	(7)
Recognized gain (loss), net of tax	$25	$29

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$(8)	$(14)
Prior service income (expense)	(1)	(1)
Total before tax effect	(9)	(15)
Tax benefit (expense) on amounts reclassified into earnings	2	4
Recognized gain (loss), net of tax	$(7)	$(11)
(a)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

19.    Earnings and Dividends Per Share

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2022	2021

Net earnings attributable to Ball Corporation	$446	$200

Basic weighted average common shares	320,904	327,811
Effect of dilutive securities	5,012	5,862
Weighted average shares applicable to diluted earnings per share	325,916	333,673

Per basic share	$1.39	$0.61
Per diluted share	$1.37	$0.60

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). Ball excluded two million and one million anti-dilutive options for the three months ended March 31, 2022 and 2021, respectively.

The company declared and paid dividends of $0.20 per share and $0.15 per share for the three months ended March 31, 2022 and 2021, respectively.

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

The following table provides additional information related to the commercial risk management instruments described above:

($ in millions)	March 31, 2022
Commercial risk area	Commodity	Currency	Interest Rate

Notional amount of contracts	$1,999	$2,910	$1,164
Net gain (loss) included in AOCI, after-tax	180	(1)	1
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	174	13	1

Longest duration of forecasted cash flow hedge transactions in years	2	3	1

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through May 2023 and have a combined notional value of 2.5 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of March 31, 2022, and December 31, 2021, the aggregate fair value of all derivative instruments with credit-risk-related contingent features was a net liability position of $41 million and $3 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of March 31, 2022, and December 31, 2021, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		March 31, 2022
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$262	$—	$262
Currency contracts		3	18	21
Other contracts		1	4	5
Total current derivative contracts	Other current assets	$266	$22	$288

Commodity contracts		$8	$—	$8
Currency contracts		68	1	69
Total noncurrent derivative contracts	Other noncurrent assets	$76	$1	$77

Liabilities:
Commodity contracts		$82	$—	$82
Currency contracts		8	22	30
Other contracts		—	4	4
Total current derivative contracts	Other current liabilities	$90	$26	$116

Currency contracts		$—	$2	$2
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$2	$2

		December 31, 2021
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$142	$—	$142
Currency contracts		2	19	21
Other contracts		1	6	7
Total current derivative contracts	Other current assets	$145	$25	$170

Commodity contracts		$3	$—	$3
Currency contracts		59	1	60
Total noncurrent derivative contracts	Other noncurrent assets	$62	$1	$63

Liabilities:
Commodity contracts		$20	$—	$20
Currency contracts		—	8	8
Other contracts		—	1	1
Total current derivative contracts	Other current liabilities	$20	$9	$29

Currency contracts		$—	$3	$3
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$3	$3

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source, or from the use of third-party software. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future. The present value discounting factor is based on the comparable time period LIBOR rate or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of March 31, 2022, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended March 31,
		2022		2021
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(31)	$—	$(16)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	35	(14)	10	3
Interest rate contracts - manage exposure for outstanding debt	Interest expense	1	—	—	—
Currency contracts - manage currency exposure	Selling, general and administrative	28	(5)	42	35
Equity contracts	Selling, general and administrative	—	(16)	—	(25)
Total		$33	$(35)	$36	$13

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended March 31,
($ in millions)	2022	2021

Amounts reclassified into earnings:
Commodity contracts	$(4)	$6
Interest rate contracts	(1)	—
Currency exchange contracts	(28)	(42)
Change in fair value of cash flow hedges:
Commodity contracts	94	51
Interest rate contracts	2	—
Currency exchange contracts	4	31
Currency and tax impacts	(10)	(9)
	$57	$37

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $26 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at March 31, 2022.

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the Court of Appeals for the Federal Circuit. On December 31, 2020, the Court of Appeals vacated the decision of the District Court and remanded the case for further proceedings. The District Court held a telephonic hearing with counsel for the parties in March 2021 to discuss the scope of the proceedings on remand and initial position statements regarding remand which was submitted by each party. The District Court also directed each party to submit a document in response to the initial position statements of the other party in April 2021. The parties submitted their position statements to the District Court on April 21, 2021. On August 25, 2021, the Court issued its order regarding the further proceedings permitting each party to submit supplemental expert reports and depositions of the experts. On September 9, 2021, the parties submitted a Submission Regarding Scheduling in which most issues were agreed, but the Court was requested to resolve a dispute regarding the process and timing for the submission of each expert’s report and the deposition of the experts. The Court has not yet responded to this filing and has not issued a schedule for proceedings on remand. Based on the information available at the present time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During 2021, 2020 and 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts were determined to be estimable and realizable, the company recorded $22 million of prior year collections in business consolidation and other activities within its consolidated statement of earnings for the period ended December 31, 2021. As of March 31, 2022, the company has no additional claims outstanding that would result in material reimbursements.

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

We purchase our raw materials from relatively few suppliers. We also have exposure to inflation, in particular the rising costs of raw materials, as well as other direct cost inputs. We mitigate our exposure to the changes in the costs of aluminum through the inclusion of provisions in contracts covering the majority of our volumes to pass through aluminum price changes, as well as through the use of derivative instruments. The pass through provisions generally result in proportional increases or decreases in sales and costs with a greatly reduced impact, if any, on net earnings. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contract provisions generally mitigate the risk of customer loss, and our long-term relationships represent a known, stable customer base.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we have made progress on each of the levers as follows:

●	Maximizing value in our existing businesses by expanding specialty container production across our global plant network to meet current demand, improving efficiencies and amplifying our sustainability credentials through Aluminum Stewardship Initiative certifications in our global aluminum container and end facilities in North America, South America and Europe; leveraging plant floor and integrated planning systems to reduce costs and manage contractual provisions across our diverse customer base; successfully acquiring and integrating a large global aluminum beverage business and regional aluminum aerosol facility while also divesting underperforming assets; and in the aluminum aerosol business, installing new extruded aluminum aerosol lines in our European, Mexican and Indian facilities while also implementing cost-out and value-in initiatives across all of our businesses;

●	Expanding further into new products and capabilities through commercializing our new lightweight, infinitely recyclable aluminum cup and providing next-generation extruded aluminum aerosol packaging that utilizes proprietary technology to significantly lightweight the can; and successfully introducing new specialty beverage cans and aluminum bottle-shaping technology;

●	Aligning ourselves with the right customers and markets by investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent approximately 50 percent of our global beverage packaging mix; aligning with growing beverage categories and other new beverage producers who continue to use aluminum beverage containers to grow their business; and in our aluminum cup business, establishing partnerships with on and off premise and event venues and utilizing online platforms and North American retailers to provide infinitely recyclable aluminum cups directly to consumers.

●	Broadening our geographic reach with our acquisition of Rexam and our new investments in beverage manufacturing facilities in the United States, Brazil, Paraguay, Spain, Mexico, Myanmar and Panama, as well as extruded aluminum aerosol manufacturing facilities in India and Brazil, and the successful start-up of our aluminum cups business in the U.S.; and

●	Leveraging our technological expertise in packaging innovation, including the introduction of our new proprietary, brandable lightweight aluminum cup and providing next-generation aluminum bottle-shaping technologies and the increased production of lightweight ReAl® containers, which utilize technology that increases the strength of aluminum used in the manufacturing process while lightweighting the can by up to 30 percent over a standard aluminum aerosol can, as well as our investment in cyber, data analytics methane monitoring, 5G and Light Detection and Ranging (LIDAR) capabilities to further enhance our aerospace technical expertise across a broader customer portfolio.

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

Russian Invasion of Ukraine

The Russian invasion of Ukraine has had a significant impact upon the global business environment in the first quarter of 2022. Countries across the globe have announced sanctions against Russia. NATO and allied countries, including the U.S., have deployed military forces to Eastern Europe. Ball provides products and services to the consumer beverage and household markets of Russia, which are serviced by its beverage packaging, EMEA, segment. Ball continues to be deeply troubled by the war in Ukraine and has suspended future investments in Russia and is pursuing the sale of its aluminum beverage packaging business located in Russia. As of March 31, 2022, Ball’s Russian aluminum packaging business does not meet the requirements for held for sale presentation in Ball’s consolidated financial statements. See Note 1 and Note 6 of these consolidated financial statements for additional details around the impacts of the Russian invasion of Ukraine.

Novel Coronavirus (COVID-19)

The ongoing novel coronavirus (COVID-19) pandemic had a material effect upon the global business environment during the three months ended March 31, 2022 and the year ended December 31, 2021. Ball provides key products and services to the consumer beverage and household markets and the U.S. aerospace markets and, consequently, the operations of Ball and of its principal customers and suppliers have been designated as essential across our key markets. This designation allowed Ball to operate its manufacturing facilities throughout the three months ended March 31, 2022, and the year ended December 31, 2021, and it is expected that Ball will continue to operate its facilities without disruption in the foreseeable future. However, jurisdictions around the globe have issued stay-at-home orders and mandated operational closures of non-essential businesses and other restrictions, which have impacted certain of our customers by constraining some supply of products to certain consumers. The risks that COVID-19 and its related variants continue to present to Ball’s business have been outlined in Note 1 of these consolidated financial statements and within Item 1. Risk Factors in the company’s 2021 Annual Report on Form 10-K filed on February 16, 2022.

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2022	2021

Net sales	$3,716	$3,125
Net earnings attributable to Ball Corporation	446	200
Net earnings attributable to Ball Corporation as a % of net sales	12%	6%

Sales in the three months ended March 31, 2022, increased compared to the same period in 2021 primarily due to the pass-through of higher aluminum prices and price/mix, partially offset by currency translation.

Net earnings for the three months March 31, 2022, increased compared to the same period in 2021 primarily due to price/mix and the gain on sale of our remaining equity method investment in Ball Metalpack, partially offset by increased costs from inflation and supply chain constraints, and higher taxes on earnings.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $3,016 million and $2,493 million for the three months ended March 31, 2022 and 2021, respectively. These amounts represented 81 percent and 80 percent of consolidated net sales for the three months ended March 31, 2022 and 2021, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $185 million and $168 million for the three months ended March 31, 2022 and 2021, respectively. These amounts represented 5 percent of consolidated net sales for the three months ended March 31, 2022 and 2021.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $186 million and $157 million for the three months ended March 31, 2022 and 2021, respectively. These amounts represented 5 percent of consolidated net sales for the three months ended March 31, 2022 and 2021.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were income of $281 million and charges of $7 million for the three months ended March 31, 2022 and 2021, respectively. The amounts in 2022 include gains related to the sale of Ball’s remaining equity method investment in Ball Metalpack and a charge related to the donation to The Ball Foundation as described in Note 4 and Note 6 of these of these consolidated financial statements.

Interest Expense

Total interest expense was $69 million and $67 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings decreased 10 basis points from 3.4 percent for the three months ended March 31, 2021 to 3.3 percent for the three months ended March 31, 2022.

Income Taxes

The effective tax rate for the three months ended March 31, 2022 and 2021, was 18.5 percent compared to 13.7 percent for the same period in 2021. The increase of 4.8 percentage points for the three months ended March 31, 2022 was primarily due to a decrease in the benefit from non-U.S. rate differences net of withholding tax, partially offset by a benefit for changes in deferred taxes on the investment in its Russian business. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts. The rate increase for 2022 is also partially due to the sale of the company’s equity method investment in Ball Metalpack, which is not expected to impact tax expense in future periods.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended March 31,
($ in millions)	2022	2021

Net sales	$1,609	$1,296
Comparable operating earnings	174	140
Comparable operating earnings as a % of segment net sales	11%	11%

Segment sales for the three months ended March 31, 2022, were $313 million higher compared to the same period in 2021. The increase for the three months ended March 31, 2022, was primarily due to 3 percent volume growth, the pass-through of higher aluminum prices and price/mix.

Comparable operating earnings for the three months ended March 31, 2022, were $34 million higher compared to the same period in 2021. The increase for the three months ended March 31, 2022, was primarily due to volume growth, benefits from new manufacturing capacity and favorable contractual terms and cost pass throughs, partially offset by inflationary costs and supply chain disruptions.

Beverage Packaging, EMEA

	Three Months Ended March 31,
($ in millions)	2022	2021

Net sales	$942	$796
Comparable operating earnings	100	100
Comparable operating earnings as a % of segment net sales	11%	13%

Segment sales for the three months ended March 31, 2022, were $146 million higher compared to the same period in 2021. The increase in sales for the three months ended March 31, 2022, was primarily due to 10 percent volume growth and the pass through of higher aluminum prices, partially offset by currency translation.

Comparable operating earnings for the three months ended March 31, 2022, were flat compared to the same period in 2021 primarily due to volume growth and higher specialty mix, offset by currency translation and the impact of supply chain tightness and an escalating cost environment across the region.

During the quarter and as a result of the Russian invasion of Ukraine, the company announced its intention to suspend future investments in Russia and pursue a sale of its Russian business composed of three manufacturing facilities. As of March 31, 2022, the company does not meet the accounting criteria for the Russian business to be presented as held for sale in the consolidated financial statements. The company continues to support humanitarian efforts in Ukraine and surrounding European countries. See Note 1 and Note 6 of these consolidated financial statements for additional details around the impacts of the Russian invasion of Ukraine.

Beverage Packaging, South America

	Three Months Ended March 31,
($ in millions)	2022	2021

Net sales	$494	$487
Comparable operating earnings	78	93
Comparable operating earnings as a % of segment net sales	16%	19%

Segment sales for the three months ended March 31, 2022, were slightly higher compared to the same period in 2021 primarily due to the pass through of higher aluminum prices and price/mix, offset by a 21 percent decrease in volume as a result of unfavorable weather conditions impacting the summer selling season and recent economic volatility in Brazil.

Comparable operating earnings for the three months ended March 31, 2022, were $15 million lower compared to the same period in 2021. The decrease in comparable operating earnings for the three months ended March 31, 2022, was primarily related to a decrease in volume and customer mix.

Aerospace

	Three Months Ended March 31,
($ in millions)	2022	2021

Net sales	$504	$424
Comparable operating earnings	43	35
Comparable operating earnings as a % of segment net sales	9%	8%

Segment sales for the three months ended March 31, 2022, were $80 million higher compared to the same period in 2021, and comparable operating earnings for the three months ended March 31, 2022, were $8 million higher compared to the same period in 2021. The higher sales and earnings for the three months ended March 31, 2022, were primarily due to the company’s new program wins.

The aerospace sales contract mix for the three months ended March 31, 2022, consisted of 44 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 53 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $3.2 billion and $2.5 billion at March 31, 2022, and December 31, 2021, respectively. The backlog at March 31, 2022, consisted of 34 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, timing variances in program funding and the uncertain timing of future contract awards.

Management Performance Measures

Management internally uses various financial measures to evaluate company performance such as comparable operating earnings (earnings before interest, taxes and business consolidation and other non-comparable costs); comparable net earnings (earnings before business consolidation costs and other non-comparable costs after tax); comparable diluted earnings per share (comparable net earnings divided by diluted weighted average shares outstanding); return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); and diluted earnings per share. In addition, management uses operating cash flows as a measure to evaluate the company’s liquidity. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods, including business consolidation costs and other non-comparable items.

Nonfinancial measures used in the packaging businesses include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics; production and sales volumes; asset utilization rates and measures of sustainability. Additional measures used to evaluate financial performance in the aerospace segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog. References to sales volume data represent units shipped.

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

	Three Months Ended March 31,
($ in millions)	2022	2021

Cash flows provided by (used in) operating activities	$(804)	$(477)
Cash flows provided by (used in) investing activities	(46)	(348)
Cash flows provided by (used in) financing activities	715	(54)

Cash flows used in operating activities were $804 million in 2022, primarily driven by working capital outflows of $1 billion, pension contributions of $104 million and a donation of $30 million to The Ball Foundation, partially offset by cash generated from net earnings, excluding gains related to the sale of our remaining equity method investment in Ball Metalpack. In comparison to the same period in 2021, and after adjusting for the impact of capital expenditures, our working capital movements reflect an increase in days sales outstanding of 11 days, an increase in inventory days on hand of 14 days and an increase in days payable outstanding of 5 days for the three months ending March 31, 2022, all of which reflect increased aluminum prices and seasonal inventory build during the first quarter of 2022.

Cash flows used in investing activities were $46 million in 2022 primarily driven by $362 million of capital expenditures, partially offset by $298 million received for the sale of our remaining equity method investment in Ball Metalpack.

Cash flows provided by financing activities were $715 million in 2022 driven primarily by net borrowings of $877 million from our short-term and long-term credit facilities, partially offset by net share purchases of $97 million and common stock dividends of $65 million.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $2 billion and $1.7 billion at March 31, 2022, and December 31, 2021, respectively. A total of $892 million and $308 million were available for sale under such programs as of March 31, 2022, and December 31, 2021, respectively.

Contributions to the company’s defined benefit pension plans were $104 million in the first three months of 2022 compared to $162 million in the same period of 2021, and such contributions are expected to be approximately $127 million for the full year of 2022. This estimate may change based on changes to the U.S. Pension Protection Act and actual returns achieved on plan assets, among other factors.

The company has approximately $1.7 billion of capital expenditures for property, plant and equipment contractually committed as of March 31, 2022, and intends to return approximately $1.75 billion to shareholders in the form of share repurchases and dividends.

As of March 31, 2022, approximately $232 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. Management believes the company’s U.S. operating cash flows and cash on hand, together with its availability under long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $97 million during the three months ended March 31, 2022, compared to $5 million of repurchases, net of issuances, during the same period of 2021. The company’s share repurchases are completed using cash on hand, cash provided by operating activities and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2024, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $8.6 billion and $7.8 billion was outstanding at March 31, 2022, and December 31, 2021, respectively.

At March 31, 2022, taking into account our outstanding letters of credit, approximately $1.1 billion was available under existing long-term, multi-currency committed revolving credit facilities, which are available until March 2024. In addition to these facilities, the company had approximately $890 million of short-term uncommitted credit facilities available as of March 31, 2022, of which $289 million was outstanding and due on demand.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

Some of Ball’s agreements use the London Inter-Bank Offered Rate (LIBOR) in determining interest rates. The company is currently evaluating the impact that the transition from its LIBOR-based interest rate agreements to Secured Overnight Financing Rate (SOFR) based interest rate agreements will have on its consolidated financial statements. Based on our current understanding, the LIBOR to SOFR transition is not expected to have a material impact on our financial condition, results of operations or cash flows.

We were in compliance with all loan agreements at March 31, 2022, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of December 31, 2022. As of March 31, 2022, the company could borrow up to its limits available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details regarding our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report.

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

The following summarized financial information relates to the obligor group as of March 31, 2022, and December 31, 2021. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Three Months Ended	Year Ended
($ in millions)	March 31, 2022	December 31, 2021

Net sales	$2,359	$8,083
Gross profit (a)	261	910
Net earnings (loss)	358	432
Net earnings (loss) attributable to Ball Corporation	358	432
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $64 million for the three months ended March 31, 2022, and $210 million for the year ended December 31, 2021.

	March 31,	December 31,
($ in millions)	2022	2021

Current assets	$3,135	$2,575
Noncurrent assets	15,344	14,818
Current liabilities	5,416	5,067
Noncurrent liabilities	11,488	10,989

Included in the amounts disclosed in the tables above, at March 31, 2022, and December 31, 2021, the obligor group held receivables due from other subsidiary companies of $537 million and $436 million, respectively, long-term notes receivable due from other subsidiary companies of $9.6 billion and $9.2 billion, respectively, payables due to other subsidiary companies of $2 billion as of both periods, and long-term notes payable due to other subsidiary companies of $2.1 billion and $2 billion, respectively.

For the three months ended March 31, 2022, and the year ended December 31, 2021, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $315 million and $803 million, respectively, net credits from them of $5 million and $18 million, respectively, and net interest income from them of $81 million and $337 million, respectively. During the year ended December 31, 2021, the obligor group received dividends from other subsidiary companies of $269 million.

A description of the terms and conditions of the company’s debt guarantees is located in Note 22 of Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases and the company’s deferred compensation stock plan, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2021 Annual Report on Form 10-K filed on February 16, 2022, and in Note 20 accompanying the consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements concerning future events and financial performance. Words such as "expects," "anticipates," "estimates," "believes," and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements and they should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Additional factors that might affect: a) our packaging segments include product capacity, supply, and demand constraints and fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; changes in major customer or supplier contracts or loss of a major customer or supplier; inability to pass through increased costs; war, political instability and sanctions, including relating to the situation in Russia and Ukraine and its impact on our supply chain and our ability to operate in Russia and the EMEA region generally; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and shelter-in-place orders in any country or jurisdiction affecting goods produced by us or in our supply chain, including imported raw materials; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the company as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory actions or issues including those related to tax, ESG reporting, competition, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; inflation; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies, including policies, orders, and actions related to COVID-19; reduced cash flow; interest rates affecting our debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, including the announced sale of our Russian business, and their effects on our operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended March 31, 2022, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the first quarter of 2022.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2022	9,560	$84.58	9,560	28,030,949
February 1 to February 28, 2022	463,483	89.22	463,483	27,567,466
March 1 to March 31, 2022	674,289	88.41	674,289	26,893,177
Total	1,147,332	88.71	1,147,332
(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 50 million shares were authorized for repurchase by Ball’s Board of Directors.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2022.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended March 31, 2022.

Item 6.     Exhibits

12	Obligor group subsidiaries of Ball Corporation

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Dan W. Fisher, Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Executive Vice President and Chief Financial Officer of Ball Corporation.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by Dan W. Fisher, Chief Executive Officer of Ball Corporation.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Executive Vice President and Chief Financial Officer

Date:	May 4, 2022