Form 10-Q
period 2022-06-30
BALL Corp
filed 2022-08-04
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at July 31, 2022
Common Stock, without par value	BALL	NYSE	314,307,448 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2022	2021	2022	2021

Net sales	$4,134	$3,459	$7,850	$6,584

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(3,445)	(2,760)	(6,461)	(5,253)
Depreciation and amortization	(168)	(172)	(353)	(340)
Selling, general and administrative	(161)	(166)	(347)	(323)
Business consolidation and other activities	(467)	12	(186)	5
	(4,241)	(3,086)	(7,347)	(5,911)

Earnings (loss) before interest and taxes	(107)	373	503	673

Interest expense	(68)	(66)	(137)	(133)
Debt refinancing and other costs	(2)	—	(2)	—
Total interest expense	(70)	(66)	(139)	(133)

Earnings (loss) before taxes	(177)	307	364	540
Tax (provision) benefit	(1)	(116)	(101)	(148)
Equity in results of affiliates, net of tax	13	11	19	10
Net earnings (loss)	(165)	202	282	402
Net earnings (loss) attributable to noncontrolling interests	(9)	—	(10)	—
Net earnings (loss) attributable to Ball Corporation	$(174)	$202	$272	$402

Earnings (loss) per share:
Basic	$(0.55)	$0.62	$0.85	$1.23
Diluted	$(0.55)	$0.61	$0.84	$1.20

Weighted average shares outstanding: (000s)
Basic	317,006	327,625	318,944	327,718
Diluted	317,006	333,378	323,316	333,615

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021

Net earnings (loss)	$(165)	$202	$282	$402

Other comprehensive earnings (loss):
Currency translation adjustment	346	48	254	36
Pension and other postretirement benefits	(6)	8	2	49
Derivatives designated as hedges	(86)	60	(19)	106
Total other comprehensive earnings (loss)	254	116	237	191
Income tax (provision) benefit	11	(16)	(1)	(34)
Total other comprehensive earnings (loss), net of tax	265	100	236	157

Total comprehensive earnings (loss)	100	302	518	559
Comprehensive (earnings) loss attributable to noncontrolling interests	(9)	—	(10)	—
Comprehensive earnings (loss) attributable to Ball Corporation	$91	$302	$508	$559

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2022	2021

Assets
Current assets
Cash and cash equivalents	$480	$563
Receivables, net	3,139	2,560
Inventories, net	2,473	1,795
Other current assets	401	305
Total current assets	6,493	5,223
Noncurrent assets
Property, plant and equipment, net	6,629	6,502
Goodwill	4,350	4,378
Intangible assets, net	1,474	1,688
Other assets	1,980	1,923
Total assets	$20,926	$19,714

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$251	$15
Accounts payable	4,991	4,759
Accrued employee costs	273	349
Other current liabilities	968	830
Total current liabilities	6,483	5,953
Noncurrent liabilities
Long-term debt	8,847	7,722
Employee benefit obligations	973	1,205
Deferred taxes	601	665
Other liabilities	489	484
Total liabilities	17,393	16,029

Equity
Common stock (681,865,591 shares issued - 2022; 680,944,867 shares issued - 2021)	1,232	1,220
Retained earnings	6,987	6,843
Accumulated other comprehensive earnings (loss)	(346)	(582)
Treasury stock, at cost (367,399,061 shares - 2022; 360,101,024 shares - 2021)	(4,408)	(3,854)
Total Ball Corporation shareholders' equity	3,465	3,627
Noncontrolling interests	68	58
Total equity	3,533	3,685
Total liabilities and equity	$20,926	$19,714

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in millions)	2022	2021

Cash Flows from Operating Activities
Net earnings (loss)	$282	$402
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	353	340
Business consolidation and other activities	186	(5)
Deferred tax provision (benefit)	(32)	73
Other, net	(204)	(146)
Changes in working capital components, net of dispositions	(983)	(496)
Cash provided by (used in) operating activities	(398)	168

Cash Flows from Investing Activities
Capital expenditures	(819)	(757)
Business dispositions, net of cash sold	298	1
Other, net	25	20
Cash provided by (used in) investing activities	(496)	(736)

Cash Flows from Financing Activities
Long-term borrowings	3,216	—
Repayments of long-term borrowings	(1,895)	(14)
Net change in short-term borrowings	220	19
Proceeds (payments) from issuances of common stock, net of shares used for taxes	12	18
Acquisitions of treasury stock	(578)	(146)
Common stock dividends	(128)	(99)
Other, net	(13)	—
Cash provided by (used in) financing activities	834	(222)

Effect of exchange rate changes on cash	(13)	(5)

Change in cash, cash equivalents and restricted cash	(73)	(795)
Cash, cash equivalents and restricted cash - beginning of period	579	1,381
Cash, cash equivalents and restricted cash - end of period	$506	$586

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

Risks and Uncertainties

Russia

The current global business environment is being impacted directly and indirectly by the effects of the Russian invasion of Ukraine. Ball has suspended future investments in Russia and is pursuing the sale of its aluminum beverage packaging business located in Russia. During the second quarter of 2022, Ball experienced deteriorating conditions and determined this constituted a triggering event for its Russian long-lived asset group. As a result, Ball performed a Level 3 expected cash flow recoverability analysis, using an income valuation approach with various scenarios, including a near term sale of the business, to estimate the fair value of the long-lived assets, and recorded an impairment loss of $435 million. This non-cash charge has been presented in business consolidation and other activities in the company’s unaudited condensed consolidated statements of earnings (loss). See Note 4 for additional discussion. As of June 30, 2022, Ball’s Russian aluminum packaging business does not meet the requirements for held for sale presentation in Ball’s consolidated financial statements.

The ongoing conflict continues to have the potential to increase Ball’s vulnerabilities to near-term, severe impacts related to its Russian business and facilities and it is not possible to accurately predict all future impacts of the invasion. The Russian government has made warnings to companies that cease operations during its invasion of Ukraine and the potential exists that Ball’s operations in Russia could be negatively impacted. As such, Russia’s invasion of Ukraine and the resulting effects have the potential to impact significant estimates used by Ball in the preparation of its consolidated financial statements, which could result in additional impairments.

Ball’s Russian business, which is presented in its beverage packaging, EMEA, reportable operating segment, represented approximately 4 percent of the company's total net sales and 8 percent of the company's total comparable operating earnings for the twelve months ended December 31, 2021. In addition, our plants in Russia accounted for approximately 5 percent of the company's 112.5 billion global beverage can unit shipments for the twelve months ended December 31, 2021. As of June 30, 2022, after the $435 million long-lived asset impairment charge, Ball’s Russian business had net assets of $380 million, which consisted primarily of working capital and goodwill that will be allocated to the disposal group upon a future disposal. As of June 30, 2022, in addition to the $380 million of net assets, Ball also had cumulative currency translation gains of $180 million, presented in accumulated other comprehensive earnings (loss) on Ball’s unaudited condensed consolidated balance sheets, that will be subject to release upon a disposal of the Russian business. These values are subject to change based on the Russian ruble exchange rate.

Novel Coronavirus (COVID-19)

The current global business environment continues to be impacted directly and indirectly by the effects of the novel coronavirus (COVID-19), and it is not possible to accurately estimate the impacts of COVID-19. However, Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of COVID-19 in the near term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at June 30, 2022, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

2.     Accounting Pronouncements

New Accounting Guidance

Government Assistance Disclosure

In 2021, new guidance was issued by the Financial Accounting Standards Board (FASB) related to the disclosure of government assistance received. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

Reference Rate Reform

In 2020, new guidance was issued by the FASB related to global reference rates reform. The company is currently evaluating the impact that the transition from its London Inter-Bank Offered Rate (LIBOR) based interest rate agreements to Secured Overnight Financing Rate (SOFR) based interest rate agreements will have on its consolidated financial statements. Based on our current understanding, the LIBOR to SOFR transition is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

The accounting policies of the segments are the same as those used in the company’s consolidated financial statements as discussed in Note 1. The company also has investments in operations in Guatemala, Panama, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. In 2021, Ball sold its minority-owned investment in South Korea. In the first quarter of 2022, Ball sold its remaining equity method investment in Ball Metalpack. Refer to Note 4 for additional details on both transactions.

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021

Net sales
Beverage packaging, North and Central America	$1,775	$1,524	$3,384	$2,820
Beverage packaging, EMEA	1,133	906	2,075	1,702
Beverage packaging, South America	534	452	1,028	939
Aerospace	490	459	994	883
Reportable segment sales	3,932	3,341	7,481	6,344
Other	202	118	369	240
Net sales	$4,134	$3,459	$7,850	$6,584

Comparable operating earnings
Beverage packaging, North and Central America	$164	$193	$338	$333
Beverage packaging, EMEA	129	124	229	224
Beverage packaging, South America	52	78	130	171
Aerospace	36	34	79	69
Reportable segment comparable operating earnings	381	429	776	797
Reconciling items
Other (a)	11	(30)	(18)	(53)
Business consolidation and other activities	(467)	12	(186)	5
Amortization of acquired intangibles	(32)	(38)	(69)	(76)
Earnings (loss) before interest and taxes	(107)	373	503	673
Interest expense	(68)	(66)	(137)	(133)
Debt refinancing and other costs	(2)	—	(2)	—
Total interest expense	(70)	(66)	(139)	(133)
Earnings (loss) before taxes	$(177)	$307	$364	$540
(a)	Includes undistributed corporate expenses, net, of $15 million and $28 million for the three months ended June 30, 2022 and 2021, respectively, and $48 million and $54 million for the six months ended June 30, 2022 and 2021, respectively.

The company does not disclose total assets by segment as such information is not provided to the chief operating decision maker.

4.     Acquisitions and Dispositions

Russia

In the first quarter of 2022, the company announced that it is pursuing the sale of its aluminum beverage packaging business located in Russia. Ball experienced deteriorating conditions and determined this constituted a triggering event for its Russian long-lived asset group. As a result, Ball performed an expected cash flow recoverability analysis, using an income valuation approach with various scenarios, including a near-term sale of the business, to estimate the fair value of the long-lived assets, and recorded an impairment loss of $435 million. This non-cash charge has been presented in business consolidation and other activities in the company’s unaudited condensed consolidated statements of earnings (loss). As of June 30, 2022, Ball’s Russian aluminum beverage packaging business does not meet the requirements for held for sale presentation in Ball’s consolidated financial statements.

Ball Metalpack Investment

During the first quarter of 2022, Ball sold its remaining 49 percent owned equity method investment in Ball Metalpack to Sonoco, a global provider of consumer, industrial, healthcare and protective packaging, for total consideration of approximately $298 million, all of which was received in cash in the first quarter of 2022. Ball’s carrying value of the investment before the sale was zero; therefore, a gain from the sale of $298 million is reported in business consolidation and other activities in the unaudited condensed consolidated statements of earnings (loss). Cash proceeds of $298 million related to the sale are presented in business dispositions, net of cash sold, in the unaudited condensed consolidated statement of cash flows.

Ball also received proceeds from Ball Metalpack for the repayment of an outstanding promissory note and accrued interest of approximately $16 million, which was recorded as a gain in business consolidation and other activities in the unaudited condensed consolidated statements of earnings (loss).

South Korea Investment

In the third quarter of 2021, Ball sold its minority-owned investment in South Korea. Consideration for the transaction was cash of $120 million, of which $110 million has been received, and is presented in business dispositions in cash flows from investing activities in Ball’s unaudited condensed consolidated statements of cash flows. The remaining $10 million will be received on or before December 31, 2022, and is presented in receivables, net on Ball’s unaudited condensed consolidated balance sheets. In the second quarter of 2021, the company recorded a loss of $5 million related to the disposal, which was presented in business consolidation and other activities in the unaudited condensed consolidated statement of earnings (loss).

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended June 30,			Six Months Ended June 30,
Years Ended June 30,	Point in Time	Over Time	Total	Point in Time	Over Time	Total

2022	$705	$3,429	$4,134	$1,306	$6,544	$7,850
2021	624	2,835	3,459	1,234	5,350	6,584

Contract Balances

The company did not have any contract assets at either June 30, 2022, or December 31, 2021. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2021	$272	$38
Increase (decrease)	(37)	(23)
Balance at June 30, 2022	$235	$15

During the six months ended June 30, 2022, total contract liabilities decreased by $60 million, which is net of cash received of $322 million and amounts recorded as sales of $382 million, the majority of which related to current contract liabilities. The amount of sales recorded in the six months ended June 30, 2022, which were included in the opening contract liabilities balances, was $272 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recorded a reduction in net sales of $4 million and additional net sales of $5 million in the three and six months ended June 30, 2022, respectively, and net sales of $4 million and $11 million in the three and six months ended June 30, 2021, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of June 30, 2022	$1,439	$1,517	$2,956

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021

Beverage packaging, North and Central America	$(2)	$(2)	$(1)	$(1)
Beverage packaging, EMEA	(438)	(1)	(439)	(3)
Beverage packaging, South America	(21)	21	(22)	20
Other	(6)	(6)	276	(11)
	$(467)	$12	$(186)	$5

2022

Beverage Packaging, North and Central America

During the three and six months ended June 30, 2022, the company recorded charges of $2 million and $1 million, respectively, for individually insignificant activities.

Beverage Packaging, EMEA

During the three and six months ended June 30, 2022, the company recorded charges of $435 million associated with impairment losses on Russia’s long-lived asset group. See Note 1 for further details. Additional charges in the three and six months ended June 30, 2022, were $3 million and $4 million, respectively, for individually insignificant activities.

Beverage Packaging, South America

During the three and six months ended June 30, 2022, Ball recorded charges of $22 million related to an increased risk of not being able to fully collect amounts due from a regional customer in Brazil. See Note 21 for further details. Additional charges in the three months ended June 30, 2022, were $1 million for individually insignificant activities.

Other

During the three months ended June 30, 2022, the company recorded the following amounts:

●	Charges of $7 million associated with the reduction of sales price due to customary closing adjustments related to the sale of Ball’s remaining equity method investment in Ball Metalpack. See Note 4 for further details.
●	Net gains of $4 million associated with Ball’s inability to hedge Russian ruble currency exposures.
●	Charges of $3 million for individually insignificant activities.

During the six months ended June 30, 2022, the company recorded the following amounts:

●	A gain of $298 million related to the sale of Ball’s remaining equity method investment in Ball Metalpack. See Note 4 for further details.
●	A charge related to a donation of $30 million to The Ball Foundation, a non-profit philanthropic organization with efforts to build a better world.
●	A gain of $16 million from Ball Metalpack’s repayment of a loan which was formerly fully reserved.
●	Net charges of $5 million associated with Ball’s inability to hedge Russian ruble currency exposures.
●	Charges of $3 million for individually insignificant activities.

2021

Beverage Packaging, North and Central America

During the three and six months ended June 30, 2021, the company recorded net charges of $2 million and $1 million, respectively, for individually insignificant activities.

Beverage Packaging, EMEA

During the three and six months ended June 30, 2021, the company recorded charges of $1 million and $3 million, respectively, for individually insignificant activities in connection with previously announced plant closures, restructuring and other activities.

Beverage Packaging, South America

During the three and six months ended June 30, 2021, the company recorded a $22 million gain related to indirect tax gain contingencies in Brazil as these amounts became estimable and realizable. The company’s Brazilian subsidiaries filed lawsuits in 2014 and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities because the tax base included a “tax on tax” component. See Note 21 for further details. Additional charges in the three and six months ended June 30, 2021, were $1 million and $2 million, respectively, for individually insignificant activities.

Other

During the three and six months ended June 30, 2021, the company recorded an impairment charge of $5 million related to the sale of its minority-owned investment in South Korea. See Note 4 for further details. Additional charges in the three and six months ended June 30, 2021, included $1 million and $6 million, respectively, for individually insignificant activities.

7.	Supplemental Cash Flow Statement Disclosures

	June 30,
($ in millions)	2022	2021

Beginning of period:
Cash and cash equivalents	$563	$1,366
Current restricted cash (included in other current assets)	16	15
Total cash, cash equivalents and restricted cash	$579	$1,381

End of period:
Cash and cash equivalents	$480	$571
Current restricted cash (included in other current assets)	26	15
Total cash, cash equivalents and restricted cash	$506	$586

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

Non-cash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These non-cash capital expenditures are excluded from the statement of cash flows. A summary of the PP&E acquired but not yet paid for is as follows:

	June 30,
($ in millions)	2022	2021

Beginning of period:
PP&E acquired but not yet paid	$540	$409

End of period:
PP&E acquired but not yet paid	$565	$565

8.     Receivables, Net

	June 30,	December 31,
($ in millions)	2022	2021

Trade accounts receivable	$1,731	$1,304
Unbilled receivables	831	727
Less: Allowance for doubtful accounts	(16)	(9)
Net trade accounts receivable	2,546	2,022
Other receivables	593	538
	$3,139	$2,560

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of its receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $2.1 billion and $1.7 billion at June 30, 2022, and December 31, 2021. A total of $511 million and $308 million were available for sale under these programs as of June 30, 2022, and December 31, 2021, respectively.

Other receivables include income and sales tax receivables, aluminum scrap sale receivables and other miscellaneous receivables, including the remaining amount that relates to the sale of Ball’s minority-owned investment in South Korea as detailed in Note 4.

9.     Inventories, Net

	June 30,	December 31,
($ in millions)	2022	2021

Raw materials and supplies	$1,553	$1,064
Work-in-process and finished goods	1,016	821
Less: Inventory reserves	(96)	(90)
	$2,473	$1,795

10.     Property, Plant and Equipment, Net

	June 30,	December 31,
($ in millions)	2022	2021

Land	$185	$167
Buildings	2,209	2,081
Machinery and equipment	7,177	6,876
Construction-in-progress	1,341	1,179
	10,912	10,303
Accumulated depreciation	(4,283)	(3,801)
	$6,629	$6,502

Depreciation expense amounted to $129 million and $127 million for the three months ended June 30, 2022 and 2021, respectively, and $269 million and $250 million for the six months ended June 30, 2022 and 2021, respectively.

As discussed in Note 1, the deteriorating circumstances resulting from Russia’s invasion of Ukraine resulted in a triggering event for the company’s Russian long-lived asset group. In the second quarter of 2022, Ball recorded a non-cash impairment charge totaling $296 million related to property, plant and equipment associated with the company’s Russian aluminum beverage packaging business.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2021	$1,275	$1,483	$1,298	$40	$282	$4,378
Effects of currency exchange	—	(21)	—	—	(7)	(28)
Balance at June 30, 2022	$1,275	$1,462	$1,298	$40	$275	$4,350

Goodwill in the above table is presented net of accumulated impairment losses of $61 million and $62 million as of June 30, 2022 and December 31, 2021, respectively.

12.    Intangible Assets, Net

	June 30,	December 31,
($ in millions)	2022	2021

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.1 billion at June 30, 2022, and $862 million at December 31, 2021)	$1,381	$1,593
Capitalized software (net of accumulated amortization of $198 million at June 30, 2022, and $187 million at December 31, 2021)	73	74
Other intangibles (net of accumulated amortization of $96 million at June 30, 2022, and $97 million at December 31, 2021)	20	21
	$1,474	$1,688

Total amortization expense of intangible assets amounted to $39 million and $45 million for the three months ended June 30, 2022 and 2021, respectively, and $84 million and $90 million for the six months ended June 30, 2022 and 2021, respectively.

As discussed in Note 1, the deteriorating circumstances resulting from Russia’s invasion of Ukraine resulted in a triggering event for the company’s Russian long-lived asset group. In the second quarter of 2022, Ball recorded a non-cash impairment charge totaling $131 million related to acquired customer relationships and other intangibles associated with the company’s Russian aluminum beverage packaging business.

13.    Other Assets

	June 30,	December 31,
($ in millions)	2022	2021

Long-term pension assets	$529	$579
Right-of-use operating lease assets	440	420
Investments in affiliates	203	184
Long-term deferred tax assets	104	126
Other	704	614
	$1,980	$1,923

Investments in affiliates primarily includes the company’s 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam and an ownership interest of 50 percent in an entity in the U.S.

As discussed in Note 1, the deteriorating circumstances resulting from Russia’s invasion of Ukraine resulted in a triggering event for the company’s Russian long-lived asset group. In the second quarter of 2022, Ball recorded a non-cash impairment charge totaling $8 million related to right-of-use operating lease assets associated with the company’s Russian aluminum beverage packaging business.

In 2021, Ball sold its minority-owned investment in South Korea. In the first quarter of 2022, Ball sold its remaining equity method investment in Ball Metalpack for total consideration of $298 million. See Note 4 for further details of both transactions.

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment.

Supplemental balance sheet information related to the company’s leases follows:

		June 30,	December 31,
($ in millions)	Balance Sheet Location	2022	2021

Operating leases:
Operating lease ROU asset	Other assets	$440	$420
Current operating lease liabilities	Other current liabilities	90	80
Noncurrent operating lease liabilities	Other liabilities	363	340
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	12	14
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	11	12

As discussed in Note 1, the deteriorating circumstances resulting from Russia’s invasion of Ukraine resulted in a triggering event for the company’s Russian long-lived asset group. In the second quarter of 2022, Ball recorded a non-cash impairment charge totaling $8 million related to right-of-use operating lease assets associated with the company’s Russian aluminum beverage packaging business.

15.    Debt

Long-term debt consisted of the following:

	June 30,	December 31,
($ in millions)	2022	2021

Senior Notes
4.00% due November 2023	$1,000	$1,000
4.375%, euro denominated, due December 2023	734	796
0.875%, euro denominated, due March 2024	786	853
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	577	625
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
Senior Credit Facility (at variable rates)
Term A loan due March 2024 (1.35% - 2021)	—	593
U.S. dollar revolver due June 2027 (3.12% - 2022)	550	—
Term A loan due June 2027 (2.84% - 2022)	1,350	—
Finance lease obligations	13	14
Other (including debt issuance costs)	(45)	(56)
	8,865	7,725
Less: Current portion	(18)	(3)
	$8,847	$7,722

In the second quarter of 2022, the company completed the closing of its new revolving and term loan senior secured credit facilities that refinance its existing senior secured credit facilities entered into in 2019. The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At June 30, 2022, taking into account outstanding letters of credit, $1.14 billion was available under the company’s long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1 billion of short-term uncommitted credit facilities available at June 30, 2022, of which $233 million was outstanding and due on demand. At December 31, 2021, the company had $12 million outstanding under short-term uncommitted credit facilities.

The fair value of long-term debt was estimated to be $8.4 billion and $8 billion at June 30, 2022 and December 31, 2021, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires the company to maintain a leverage ratio (as defined) of no greater than 5.0 times as of June 30, 2022, which will change to 4.5 times as of September 30, 2025. The company was in compliance with all loan agreements and debt covenants at both June 30, 2022, and December 31, 2021, and it has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was negative 0.6 percent and 27.7 percent for the three and six months ended June 30, 2022, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and six months ended June 30, 2022, was reduced by 24.8 and increased by 12.1 percentage points for the establishment of a valuation allowance related to the Russian beverage packaging business, increased by 6.2 and reduced by 3.0 percentage points for a reduction in the valuation allowance related to the Indian beverage packaging business, and reduced by 3.0 and 1.9 percentage points for equity compensation.

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

17.    Employee Benefit Obligations

	June 30,	December 31,
($ in millions)	2022	2021

Underfunded defined benefit pension liabilities	$496	$582
Less: Current portion	(20)	(21)
Long-term defined benefit pension liabilities	476	561
Long-term retiree medical liabilities	130	135
Deferred compensation plans	332	441
Other	35	68
	$973	$1,205

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended June 30,
	2022			2021
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$22	$2	$24	$21	$3	$24
Interest cost	14	11	25	13	9	22
Expected return on plan assets	(27)	(15)	(42)	(31)	(16)	(47)
Amortization of prior service cost	1	—	1	1	—	1
Recognized net actuarial loss	7	1	8	11	2	13
Total net periodic benefit cost	$17	$(1)	$16	$15	$(2)	$13

	Six Months Ended June 30,
	2022			2021
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$44	$5	$49	$42	$6	$48
Interest cost	27	24	51	26	18	44
Expected return on plan assets	(54)	(32)	(86)	(62)	(32)	(94)
Amortization of prior service cost	1	1	2	1	1	2
Recognized net actuarial loss	14	2	16	24	3	27
Total net periodic benefit cost	$32	$—	$32	$31	$(4)	$27

Non-service pension income of $8 million and $11 million for the three months ended June 30, 2022 and 2021, respectively, and income of $17 million and $21 million for the six months ended June 30, 2022 and 2021, respectively, is included in selling, general, and administrative (SG&A) expenses in the unaudited condensed consolidated statement of earnings (loss).

Contributions to the company’s defined benefit pension plans were $108 million for the first six months of 2022 compared to $167 million for the first six months of 2021, and such contributions are expected to be approximately $127 million for the full year of 2022. This estimate may change based on changes to the U.S. Pension Protection Act and the actual returns achieved on plan assets, among other factors.

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at March 31, 2022	681,736	$1,226	(361,097)	$(3,941)	$7,224	$(611)	$59	$3,957
Net earnings (loss)	—	—	—	—	(174)	—	9	(165)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	265	—	265
Common dividends, net of tax benefits	—	—	—	—	(63)	—	—	(63)
Treasury stock purchases	—	—	(6,316)	(476)	—	—	—	(476)
Treasury shares reissued	—	—	14	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	130	6	—	—	—	—	—	6
Other activity	—	—	—	1	—	—	—	1
Balance at June 30, 2022	681,866	$1,232	(367,399)	$(4,408)	$6,987	$(346)	$68	$3,533

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at March 31, 2021	680,014	$1,171	(351,899)	$(3,124)	$6,342	$(897)	$62	$3,554
Net earnings (loss)	—	—	—	—	202	—	—	202
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	100	—	100
Common dividends, net of tax benefits	—	—	—	—	(48)	—	—	(48)
Treasury stock purchases	—	—	(1,651)	(139)	—	—	—	(139)
Treasury shares reissued	—	—	75	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	232	24	—	—	—	—	—	24
Balance at June 30, 2021	680,246	$1,195	(353,475)	$(3,255)	$6,496	$(797)	$62	$3,701

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2021	680,945	$1,220	(360,101)	$(3,854)	$6,843	$(582)	$58	$3,685
Net earnings (loss)	—	—	—	—	272	—	10	282
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	236	—	236
Common dividends	—	—	—	—	(128)	—	—	(128)
Treasury stock purchases	—	—	(7,463)	(578)	—	—	—	(578)
Treasury shares reissued	—	—	165	17	—	—	—	17
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	921	12	—	—	—	—	—	12
Other activity	—	—	—	7	—	—	—	7
Balance at June 30, 2022	681,866	$1,232	(367,399)	$(4,408)	$6,987	$(346)	$68	$3,533

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2020	679,524	$1,167	(351,939)	$(3,130)	$6,192	$(954)	$62	$3,337
Net earnings (loss)	—	—	—	—	402	—	—	402
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	157	—	157
Common dividends	—	—	—	—	(98)	—	—	(98)
Treasury stock purchases	—	—	(1,772)	(149)	—	—	—	(149)
Treasury shares reissued	—	—	236	16	—	—	—	16
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	722	28	—	8	—	—	—	36
Balance at June 30, 2021	680,246	$1,195	(353,475)	$(3,255)	$6,496	$(797)	$62	$3,701

In the second quarter of 2022, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $300 million of its common shares using cash on hand and available borrowings. The company paid the $300 million in May 2022, and received 3.45 million shares, which represented approximately 80 percent of the total shares. The company received an additional approximately 662,000 shares during June 2022, and the average price per share paid under this agreement as of June 30, 2022, was $69.25. The remaining shares settled during the third quarter of 2022 and the final per share price paid by Ball under this agreement was $69.06 for a total of 4.34 million shares.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2021	(536)	(169)	123	(582)
Other comprehensive earnings (loss) before reclassifications	254	(12)	89	331
Reclassification of net deferred (gains) losses into earnings	—	13	(108)	(95)
Balance at June 30, 2022	$(282)	$(168)	$104	$(346)

The following table provides additional details of the amounts recorded into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(51)	$(45)	$(82)	$(61)
Commodity contracts recorded in cost of sales	111	32	146	42
Currency exchange contracts recorded in selling, general and administrative	49	(3)	77	39
Interest rate contracts recorded in interest expense	(1)	—	—	—
Total before tax effect	108	(16)	141	20
Tax benefit (expense) on amounts reclassified into earnings	(25)	5	(33)	(2)
Recognized gain (loss), net of tax	$83	$(11)	$108	$18

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$(8)	$(13)	$(16)	$(27)
Prior service income (expense)	(1)	(1)	(2)	(2)
Total before tax effect	(9)	(14)	(18)	(29)
Tax benefit (expense) on amounts reclassified into earnings	3	4	5	8
Recognized gain (loss), net of tax	$(6)	$(10)	$(13)	$(21)
(a)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

19.    Earnings and Dividends Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts; shares in thousands)	2022	2021	2022	2021

Net earnings (loss) attributable to Ball Corporation	$(174)	$202	$272	$402

Basic weighted average common shares	317,006	327,625	318,944	327,718
Effect of dilutive securities	—	5,753	4,372	5,897
Weighted average shares applicable to diluted earnings (loss) per share	317,006	333,378	323,316	333,615

Per basic share	$(0.55)	$0.62	$0.85	$1.23
Per diluted share	$(0.55)	$0.61	$0.84	$1.20

The company reported a net loss attributable to Ball Corporation in the three months ended June 30, 2022, and, as a result, all potentially issuable securities were excluded in the diluted earnings (loss) per share calculation as their effect would have been anti-dilutive. Certain outstanding options and SSARs were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period). Ball excluded anti-dilutive options of four million and one million for the three months ended June 30, 2022 and 2021, respectively, and two million and one million for the six months ended June 30, 2022 and 2021, respectively.

The company declared and paid dividends of $0.20 per share and $0.15 per share for the three months ended June 30, 2022 and 2021, respectively, and $0.40 per share and $0.30 per share for the six months ended June 30, 2022 and 2021, respectively.

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

The following table provides additional information related to the commercial risk management instruments described above:

($ in millions)	June 30, 2022
Commercial risk area	Commodity	Currency	Interest Rate

Notional amount of contracts	$2,068	$3,696	$1,129
Net gain (loss) included in AOCI, after-tax	97	6	1
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	99	20	1

Longest duration of forecasted cash flow hedge transactions in years	2	3	1

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

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of June 30, 2022, and December 31, 2021, the aggregate fair value of all derivative instruments with credit-risk-related contingent features was a net liability position of $14 million and $3 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of June 30, 2022, and December 31, 2021, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		June 30, 2022
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$173	$1	$174
Currency contracts		—	68	68
Other contracts		1	2	3
Total current derivative contracts	Other current assets	$174	$71	$245

Commodity contracts		$1	$—	$1
Currency contracts		116	2	118
Total noncurrent derivative contracts	Other noncurrent assets	$117	$2	$119

Liabilities:
Commodity contracts		$49	$—	$49
Currency contracts		—	48	48
Other contracts		—	4	4
Total current derivative contracts	Other current liabilities	$49	$52	$101

Commodity contracts		$2	$—	$2
Currency contracts		$—	$2	$2
Total noncurrent derivative contracts	Other noncurrent liabilities	$2	$2	$4

		December 31, 2021
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$142	$—	$142
Currency contracts		2	19	21
Other contracts		1	6	7
Total current derivative contracts	Other current assets	$145	$25	$170

Commodity contracts		$3	$—	$3
Currency contracts		59	1	60
Total noncurrent derivative contracts	Other noncurrent assets	$62	$1	$63

Liabilities:
Commodity contracts		$20	$—	$20
Currency contracts		—	8	8
Other contracts		—	1	1
Total current derivative contracts	Other current liabilities	$20	$9	$29

Currency contracts		$—	$3	$3
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$3	$3

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source, or from the use of third-party software. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future. The present value discounting factor is based on the comparable time period SOFR rate, LIBOR rate or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of June 30, 2022, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

The following table provides the effects of derivative instruments in the unaudited condensed consolidated statement of earnings (loss) and on accumulated other comprehensive earnings (loss):

		Three Months Ended June 30,
		2022		2021
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(51)	$—	$(45)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	111	(6)	32	3
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(1)	4	—	—
Currency contracts - manage currency exposure	Selling, general and administrative	49	65	(3)	(15)
Equity contracts	Selling, general and administrative	—	(53)	—	(9)
Total		$108	$10	$(16)	$(21)

		Six Months Ended June 30,
		2022		2021
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(82)	$—	$(61)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	146	(20)	42	6
Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	4	—	—
Currency contracts - manage currency exposure	Selling, general and administrative	77	60	39	20
Equity contracts	Selling, general and administrative	—	(69)	—	(34)
Total		$141	$(25)	$20	$(8)

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021

Amounts reclassified into earnings:
Commodity contracts	$(60)	$13	$(64)	$19
Interest rate contracts	1	—	—	—
Currency exchange contracts	(49)	3	(77)	(39)
Change in fair value of cash flow hedges:
Commodity contracts	(32)	42	62	93
Interest rate contracts	(1)	—	1	—
Currency exchange contracts	57	1	61	32
Currency and tax impacts	8	(14)	(2)	(23)
	$(76)	$45	$(19)	$82

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $26 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at June 30, 2022.

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

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During 2021, 2020 and 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts were determined to be estimable and realizable, the company recorded $22 million of prior year collections in business consolidation and other activities within its unaudited condensed consolidated statement of earnings (loss) for the period ended December 31, 2021. As of June 30, 2022, the company has no additional claims outstanding that would result in material reimbursements.

In July 2022, Ball’s beverage packaging, South America, segment formally notified a regional customer in Brazil of its breach of a long-term committed supply agreement since the first quarter of 2022, inclusive of beverage can and end volume requirements and associated accounts payable with Ball. In the event that satisfactory rectifying action is not taken in response to the notification of breach, Ball intends to pursue legal action to recover all amounts due and seek damages for non-performance. During the three and six months ended June 30, 2022, Ball recorded a charge of $22 million reflecting an increased risk of not being able to fully collect amounts due from the customer; see Note 6 for further details. After recording this charge, Ball has financial exposure on balances due from the customer of $37 million, which are presented in receivables, net, other current assets, and other assets, in its unaudited condensed consolidated balance sheets. Ball considers that losses in the event of an unfavorable outcome to the dispute and any related legal action (or gains in the event of a favorable outcome) would not have a material effect upon its liquidity, results of operations or financial condition.

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

We purchase our raw materials from relatively few suppliers. We also have exposure to inflation, in particular the rising costs of raw materials, as well as other direct cost inputs. We mitigate our exposure to the changes in the costs of aluminum through the inclusion of provisions in contracts covering the majority of our volumes to pass through aluminum price changes, as well as through the use of derivative instruments. The pass through provisions generally result in proportional increases or decreases in sales and costs with a greatly reduced impact, if any, on net earnings (loss). Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contract provisions generally mitigate the risk of customer loss, and our long-term relationships represent a known, stable customer base.

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

Russia

The current global business environment is being impacted directly and indirectly by the effects of the Russian invasion of Ukraine during 2022. Countries across the globe have announced sanctions against Russia. NATO and allied countries, including the U.S., have deployed military forces to Eastern Europe. Ball provides products and services to the consumer beverage and household markets of Russia, which are serviced by its beverage packaging, EMEA, segment. Ball has suspended future investments in Russia and is pursuing the sale of its aluminum beverage packaging business located in Russia. During the second quarter of 2022, Ball experienced deteriorating conditions and determined this constituted a triggering event for its Russian long-lived asset group. As a result, Ball performed an expected cash flow recoverability analysis, using income valuation approach with various scenarios, including a near-term sale of the business, to estimate the fair value of the long-lived assets, and recorded an impairment loss of $435 million. This non-cash charge has been presented in business consolidation and other activities in the company’s unaudited condensed consolidated statements of earnings (loss). See Note 1 and Note 4 of these consolidated financial statements for additional discussion. As of June 30, 2022, Ball’s Russian aluminum packaging business does not meet the requirements for held for sale presentation in Ball’s consolidated financial statements.

Novel Coronavirus (COVID-19)

The ongoing novel coronavirus (COVID-19) pandemic had a material effect upon the global business environment during the six months ended June 30, 2022 and the year ended December 31, 2021. Ball provides key products and services to the consumer beverage and household markets and the U.S. aerospace markets and, consequently, the operations of Ball and of its principal customers and suppliers have been designated as essential across our key markets. This designation allows Ball to continue operations in its facilities without disruption in the foreseeable future. However, some jurisdictions around the globe continue to have various restrictions, which have impacted certain of our customers by constraining some supply of products to certain consumers. The risks that COVID-19 and its related variants continue to present to Ball’s business have been outlined in Note 1 of these consolidated financial statements and within Item 1. Risk Factors in the company’s 2021 Annual Report on Form 10-K filed on February 16, 2022.

Consolidated Sales and Earnings (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021

Net sales	$4,134	$3,459	$7,850	$6,584
Net earnings (loss) attributable to Ball Corporation	(174)	202	272	402
Net earnings (loss) attributable to Ball Corporation as a % of net sales	(4)%	6%	3%	6%

Sales in the three and six months ended June 30, 2022, increased compared to the same periods in 2021 primarily due to the pass-through of higher aluminum prices, pass-through of inflationary costs and price/mix, partially offset by currency translation.

Net earnings (loss) attributable to Ball Corporation for the three months ended June 30, 2022, decreased compared to the same period in 2021 primarily due to impairment losses recorded related to Ball’s Russian aluminum beverage packaging business, increased manufacturing and inflationary costs, partially offset by price/mix and lower taxes on earnings. Net earnings (loss) attributable to Ball Corporation for the six months ended June 30, 2022, decreased compared to the same period in 2021 primarily due to impairment losses recorded related to Ball’s Russian aluminum beverage packaging business, increased manufacturing and inflationary costs, partially offset by gain on the sale of our remaining equity investment in Ball Metalpack, price/mix and lower taxes on earnings.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $3,445 million and $2,760 million for the three months ended June 30, 2022 and 2021, respectively, and $6,461 million and $5,253 million for the six months ended June 30, 2022 and 2021, respectively. These amounts represented 83 percent and 80 percent of consolidated net sales for the three months ended June 30, 2022 and 2021, respectively, and 82 percent and 80 percent of consolidated net sales for the six months ended June 30, 2022 and 2021, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $168 million and $172 million for the three months ended June 30, 2022 and 2021, respectively, and $353 million and $340 million for the six months ended June 30, 2022 and 2021, respectively. These amounts represented 4 percent of consolidated net sales for the three months and six months ended June 30, 2022, and 5 percent of consolidated net sales for the three months and six months ended June 30, 2021.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $161 million and $166 million for the three months ended June 30, 2022 and 2021, respectively, and $347 million and $323 million for the six months ended June 30, 2022 and 2021, respectively. These amounts represented 4 percent of consolidated net sales for the three months and six months ended June 30, 2022, and 5 percent of consolidated net sales for the three months and six months ended June 30, 2021.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were charges of $467 million and income of $12 million for the three months ended June 30, 2022 and 2021, respectively, and charges of $186 million and income of $5 million for the six months ended June 30, 2022 and 2021, respectively. The amounts in the three months ended June 30, 2022, include charges for impairment losses on Russia’s long-lived asset group and charges related to a dispute with a regional customer in Brazil. The amounts in the six months ended June 30, 2022, include charges for impairment losses on Russia’s long-lived asset group, gains related to the sale of Ball’s remaining equity method investment in Ball Metalpack, charges related to a dispute with a regional customer in Brazil and a charge related to the donation to The Ball Foundation. See Note 6 of these of these consolidated financial statements.

Interest Expense

Total interest expense was $70 million and $66 million for the three months ended June 30, 2022 and 2021, respectively, and $139 million and $133 million for the six months ended June 30, 2022 and 2021, respectively. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings decreased approximately 30 basis points from 3.4 percent for the three months ended June 30, 2021 to 3.1 percent for the three months ended June 30, 2022, and decreased approximately 20 basis points from 3.4 percent for the six months ended June 30, 2021 to 3.2 percent for the six months ended June 30, 2022.

Income Taxes

The effective tax rate for the three months and six ended June 30, 2022, was negative 0.6 percent and 27.7 percent respectively, compared to 37.8 percent and 27.4 percent for the same periods in 2021.

The decrease of 38.4 percentage points for the three months ended June 30, 2022 was primarily due to a loss before tax in 2022 as a result of the long-lived asset impairment for the Russian beverage packaging business. In addition, the rate was further decreased by the establishment of a valuation allowance related to the Russian beverage packaging business, which was partially offset by a reduction in a valuation allowance related to the Indian beverage packaging business. These changes are not expected to impact tax expense in future periods. The decrease was also partially offset by a revaluation of deferred taxes that occurred in 2021 because of a tax rate change in the UK. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

The increase of 0.3 percentage points for the six months ended June 30, 2022 was primarily due to the establishment of a valuation allowance related to the Russian beverage packaging business, which was partially offset by a reduction in the valuation allowance related to the Indian beverage packaging business. These changes are not expected to impact tax expense in future periods. The increase was also partially offset by a revaluation of deferred taxes due to a rate change in the UK in 2021. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021

Net sales	$1,775	$1,524	$3,384	$2,820
Comparable operating earnings	164	193	338	333
Comparable operating earnings as a % of segment net sales	9%	13%	10%	12%

On August 4, 2022, the Company also announced that it will cease production at its Phoenix, Arizona and St. Paul, Minnesota beverage can manufacturing facilities.

Segment sales for the three and six months ended June 30, 2022, were $251 million higher and $564 million higher, respectively, compared to the same periods in 2021. The increase for the three and six months ended June 30, 2022, was primarily due to the pass-through of higher aluminum prices and price/mix.

Comparable operating earnings for the three and six months ended June 30, 2022, were $29 million lower and $5 million higher, respectively, compared to the same periods in 2021. The decrease for the three months ended June 30, 2022, was primarily due to the impact of higher manufacturing and inflationary costs, partially offset by price/mix. The increase for the six months ended June 30, 2022, was primarily due to price/mix, favorable contractual terms and cost pass throughs, partially offset by the impact of higher manufacturing and inflationary costs.

Beverage Packaging, EMEA

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021

Net sales	$1,133	$906	$2,075	$1,702
Comparable operating earnings	129	124	229	224
Comparable operating earnings as a % of segment net sales	11%	14%	11%	13%

Segment sales for the three and six months ended June 30, 2022, were $227 million higher and $373 million higher, respectively, compared to the same periods in 2021. The increase for the three and six months ended June 30, 2022, was primarily due to volume growth of 7.7 percent and 8.9 percent for the three and six months ended June 30, 2022, respectively, the pass through of higher aluminum prices and higher specialty mix, partially offset by currency translation.

Comparable operating earnings for the three and six months ended June 30, 2022, were $5 million higher compared to the same periods in 2021, primarily due to volume growth and higher specialty mix, offset by currency translation, the impact of supply chain tightness and inflation across the region.

During the first quarter of 2022, and as a result of the Russian invasion of Ukraine, the company announced its intention to suspend future investments in Russia and pursue a sale of its Russian business composed of three manufacturing facilities. The future financial results of the beverage packaging, EMEA segment will be impacted by the disposition of the Russian aluminum beverage packaging business. The company continues to support humanitarian efforts in Ukraine and surrounding European countries. See Note 1 and Note 4 of these consolidated financial statements for additional discussion of the impacts of the Russian invasion of Ukraine.

Beverage Packaging, South America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021

Net sales	$534	$452	$1,028	$939
Comparable operating earnings	52	78	130	171
Comparable operating earnings as a % of segment net sales	10%	17%	13%	18%

Segment sales for the three and six months ended June 30, 2022, were $82 million and $89 million higher, respectively, compared to the same periods in 2021. The increase for the three and six months ended June 30, 2022, was primarily due to the pass through of higher aluminum prices and price/mix, offset by volumes decreases of 2.9 percent and 12.7 percent for the three and six months ended June 30, 2022, respectively.

Comparable operating earnings for the three and six months ended June 30, 2022, were $26 million and $41 million lower, respectively, compared to the same periods in 2021. The decrease for the three and six months ended June 30, 2022, was primarily due to a decrease in volume and unfavorable regional customer/product mix in Brazil.

Aerospace

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021

Net sales	$490	$459	$994	$883
Comparable operating earnings	36	34	79	69
Comparable operating earnings as a % of segment net sales	7%	7%	8%	8%

Segment sales for the three and six months ended June 30, 2022, were $31 million and $111 million higher, respectively, compared to the same periods in 2021, and comparable operating earnings for the three and six months ended June 30, 2022, were $2 million and $10 million higher, respectively, compared to the same periods in 2021. The higher sales for the three and six months ended June 30, 2022, were primarily due to the company’s new program wins, partially offset by rate adjustments. The higher earnings for the three and six months ended June 30, 2022, were primarily due to the company’s new program wins, partially offset by supply chain inefficiencies and rate adjustments.

The aerospace sales contract mix for the six months ended June 30, 2022, consisted of 41 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 56 percent fixed-price contracts. The remaining sales were for time and materials contracts. Backlog was $3 billion and $2.5 billion at June 30, 2022, and December 31, 2021, respectively. The backlog at June 30, 2022, consisted of 34 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, timing variances in program funding and the uncertain timing of future contract awards.

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

	Six Months Ended June 30,
($ in millions)	2022	2021

Cash flows provided by (used in) operating activities	$(398)	$168
Cash flows provided by (used in) investing activities	(496)	(736)
Cash flows provided by (used in) financing activities	834	(222)

Cash flows used in operating activities were $398 million in 2022, primarily driven by working capital outflows of $983 million, pension contributions of $108 million and a donation of $30 million to The Ball Foundation, partially offset by cash generated from net earnings (loss), excluding gains related to the sale of our remaining equity method investment in Ball Metalpack. In comparison to the same period in 2021, and after adjusting for the impact of capital expenditures, our working capital movements reflect an increase in days sales outstanding of 9 days, an increase in inventory days on hand of 13 days and a decrease in days payable outstanding of 5 days for the six months ending June 30, 2022.

Cash flows used in investing activities were $496 million in 2022 primarily driven by $819 million of capital expenditures, partially offset by $298 million received for the sale of our remaining equity method investment in Ball Metalpack.

Cash flows provided by financing activities were $834 million in 2022 driven primarily by net borrowings of $1.5 billion from our short-term and long-term credit facilities, partially offset by net share purchases of $566 million and common stock dividends of $128 million. See Note 15 for further details on the company’s borrowings and credit agreement amendment.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $2.1 billion and $1.7 billion at June 30, 2022, and December 31, 2021, respectively. A total of $511 million and $308 million were available for sale under such programs as of June 30, 2022, and December 31, 2021, respectively.

Contributions to the company’s defined benefit pension plans were $108 million in the first six months of 2022 compared to $167 million in the same period of 2021, and such contributions are expected to be approximately $127 million for the full year of 2022. This estimate may change based on changes to the U.S. Pension Protection Act and actual returns achieved on plan assets, among other factors.

The company has approximately $1.5 billion of capital expenditures for property, plant and equipment contractually committed as of June 30, 2022, and intends to return approximately $1.0 billion to shareholders in the form of share repurchases and dividends.

As of June 30, 2022, approximately $425 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. Management believes the company’s U.S. operating cash flows and cash on hand, together with its availability under long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $566 million during the six months ended June 30, 2022, compared to $128 million of repurchases, net of issuances, during the same period of 2021. The company’s share repurchases are completed using cash on hand, cash provided by operating activities and available borrowings.

In the second quarter of 2022, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $300 million of its common shares using cash on hand and available borrowings. The company paid the $300 million in May 2022, and received 3.45 million shares, which represented approximately 80 percent of the total shares. The company received an additional approximately 662,000 shares during June 2022, and the average price per share paid under this agreement as of June 30, 2022, was $69.25. The remaining shares settled during the third quarter of 2022 and the final per share price paid by Ball under this agreement was $69.06 for a total of 4.34 million shares.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $9.1 billion and $7.8 billion was outstanding at June 30, 2022, and December 31, 2021, respectively.

In the second quarter of 2022, the company completed the closing of its new revolving and term loan senior secured credit facilities that refinance its existing senior secured credit facilities entered into in 2019. The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At June 30, 2022, taking into account outstanding letters of credit, $1.14 billion was available under the company’s long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1 billion of short-term uncommitted credit facilities available at June 30, 2022, of which $233 million was outstanding and due on demand. At December 31, 2021, the company had $12 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

Some of Ball’s agreements use LIBOR in determining interest rates. The company is currently evaluating the impact that the transition from its LIBOR-based interest rate agreements to SOFR-based interest rate agreements will have on its consolidated financial statements. Based on our current understanding, the LIBOR to SOFR transition is not expected to have a material impact on our financial condition, results of operations or cash flows.

We were in compliance with all loan agreements at June 30, 2022, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. As of June 30, 2022, the company could borrow up to its limits available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details regarding our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report.

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

The following summarized financial information relates to the obligor group as of June 30, 2022, and December 31, 2021. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Six Months Ended	Year Ended
($ in millions)	June 30, 2022	December 31, 2021

Net sales	$4,994	$8,083
Gross profit (a)	508	910
Net earnings (loss)	497	432
Net earnings (loss) attributable to Ball Corporation	497	432
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $131 million for the six months ended June 30, 2022, and $210 million for the year ended December 31, 2021.

For the six months ended June 30, 2022, and the year ended December 31, 2021, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $732 million and $803 million, respectively, net credits from them of $13 million and $18 million, respectively, and net interest income from them of $165 million and $337 million, respectively. The obligor group received dividends from other subsidiary companies of $18 million and $269 million, during the six months ended June 30, 2022, and the year ended December 31, 2021, respectively.

	June 30,	December 31,
($ in millions)	2022	2021

Current assets	$3,364	$2,575
Noncurrent assets	15,621	14,818
Current liabilities	5,716	5,067
Noncurrent liabilities	12,093	10,989

Included in the amounts disclosed in the tables above, at June 30, 2022, and December 31, 2021, the obligor group held receivables due from other subsidiary companies of $869 million and $436 million, respectively, long-term notes receivable due from other subsidiary companies of $9.7 billion and $9.2 billion, respectively, payables due to other subsidiary companies of $2.3 billion and $2 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.1 billion and $2 billion, respectively.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the SEC, as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended June 30, 2022, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the second quarter of 2022.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1 to April 30, 2022	1,089,586	$85.30	1,089,586	25,803,591
May 1 to May 31, 2022	4,564,534	70.78	4,564,534	21,239,057
June 1 to June 30, 2022	661,569	69.18	661,569	20,577,488
Total	6,315,689	73.12	6,315,689
(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 50 million shares were authorized for repurchase by Ball’s Board of Directors.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended June 30, 2022.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended June 30, 2022.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings (Loss), (ii) Unaudited Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Executive Vice President and Chief Financial Officer

Date:	August 4, 2022