Form 10-Q
period 2022-09-30
BALL Corp
filed 2022-11-03
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at October 31, 2022
Common Stock, without par value	BALL	NYSE	313,920,150 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2022	2021	2022	2021

Net sales	$3,951	$3,553	$11,801	$10,137

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(3,275)	(2,851)	(9,736)	(8,104)
Depreciation and amortization	(157)	(175)	(510)	(515)
Selling, general and administrative	(159)	(148)	(506)	(471)
Business consolidation and other activities	163	(141)	(23)	(136)
	(3,428)	(3,315)	(10,775)	(9,226)

Earnings before interest and taxes	523	238	1,026	911

Interest expense	(79)	(68)	(216)	(201)
Debt refinancing and other costs	—	(1)	(2)	(1)
Total interest expense	(79)	(69)	(218)	(202)

Earnings before taxes	444	169	808	709
Tax (provision) benefit	(38)	2	(139)	(146)
Equity in results of affiliates, net of tax	(12)	8	7	18
Net earnings	394	179	676	581
Net earnings attributable to noncontrolling interests	2	—	12	—
Net earnings attributable to Ball Corporation	$392	$179	$664	$581

Earnings per share:
Basic	$1.25	$0.55	$2.09	$1.78
Diluted	$1.24	$0.54	$2.07	$1.75

Weighted average shares outstanding: (000s)
Basic	314,054	325,876	317,296	327,097
Diluted	317,061	331,595	321,222	332,938

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021

Net earnings	$394	$179	$676	$581

Other comprehensive earnings (loss):
Currency translation adjustment	(203)	(17)	51	19
Pension and other postretirement benefits	(1)	193	1	242
Derivatives designated as hedges	(129)	16	(148)	122
Total other comprehensive earnings (loss)	(333)	192	(96)	383
Income tax (provision) benefit	31	(48)	30	(82)
Total other comprehensive earnings (loss), net of tax	(302)	144	(66)	301

Total comprehensive earnings	92	323	610	882
Comprehensive earnings attributable to noncontrolling interests	2	—	12	—
Comprehensive earnings attributable to Ball Corporation	$90	$323	$598	$882

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2022	2021

Assets
Current assets
Cash and cash equivalents	$473	$563
Receivables, net	2,877	2,560
Inventories, net	2,201	1,795
Other current assets	261	305
Total current assets	5,812	5,223
Noncurrent assets
Property, plant and equipment, net	6,738	6,502
Goodwill	4,119	4,378
Intangible assets, net	1,410	1,688
Other assets	1,974	1,923
Total assets	$20,053	$19,714

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$470	$15
Accounts payable	4,527	4,759
Accrued employee costs	294	349
Other current liabilities	898	830
Total current liabilities	6,189	5,953
Noncurrent liabilities
Long-term debt	8,363	7,722
Employee benefit obligations	904	1,205
Deferred taxes	569	665
Other liabilities	479	484
Total liabilities	16,504	16,029

Equity
Common stock (682,024,158 shares issued - 2022; 680,944,867 shares issued - 2021)	1,247	1,220
Retained earnings	7,316	6,843
Accumulated other comprehensive earnings (loss)	(648)	(582)
Treasury stock, at cost (368,167,819 shares - 2022; 360,101,024 shares - 2021)	(4,436)	(3,854)
Total Ball Corporation shareholders' equity	3,479	3,627
Noncontrolling interests	70	58
Total equity	3,549	3,685
Total liabilities and equity	$20,053	$19,714

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2022	2021

Cash Flows from Operating Activities
Net earnings	$676	$581
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	510	515
Business consolidation and other activities	23	136
Deferred tax provision (benefit)	(23)	34
Other, net	(278)	(142)
Changes in working capital components, net of dispositions	(1,132)	(248)
Cash provided by (used in) operating activities	(224)	876

Cash Flows from Investing Activities
Capital expenditures	(1,262)	(1,204)
Business dispositions, net of cash sold	748	111
Other, net	62	(11)
Cash provided by (used in) investing activities	(452)	(1,104)

Cash Flows from Financing Activities
Long-term borrowings	3,401	850
Repayments of long-term borrowings	(2,446)	(14)
Net change in short-term borrowings	463	10
Acquisitions of treasury stock, net of proceeds from issuances of common stock and shares used for taxes	(592)	(325)
Common stock dividends	(191)	(164)
Other, net	(12)	(30)
Cash provided by (used in) financing activities	623	327

Effect of exchange rate changes on cash	(30)	(22)

Change in cash, cash equivalents and restricted cash	(83)	77
Cash, cash equivalents and restricted cash - beginning of period	579	1,381
Cash, cash equivalents and restricted cash - end of period	$496	$1,458

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

Risks and Uncertainties

Russia

The current global business environment is being impacted directly and indirectly by the effects of the Russian invasion of Ukraine. Ball has sold its aluminum beverage packaging business located in Russia and has suspended future investments in Russia. See Note 4 for additional discussion.

Ball is monitoring the geopolitical situation following Russia’s invasion of Ukraine and may experience increased costs for inputs such as energy and transportation due in part to the negative impact of the Russia-Ukraine war on the global economy. The ongoing conflict continues to have the potential to increase Ball’s vulnerabilities in its global business to near-term and severe impacts and it is not possible to accurately predict all future impacts of the invasion. As such, Russia’s invasion of Ukraine and the resulting effects have the potential to impact significant estimates used by Ball in the preparation of its consolidated financial statements, which could result in impairments.

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

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at September 30, 2022, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

2.     Accounting Pronouncements

New Accounting Guidance and Disclosure Requirements

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

Supply Chain Finance Obligations

In 2022, new guidance was issued by the FASB with the goal of enhancing transparency around supply chain finance arrangements for which a supplier may receive early payments on their invoices. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

3.     Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments outlined below.

Beverage packaging, North and Central America: Consists of operations in the U.S., Canada and Mexico that manufacture and sell aluminum beverage containers throughout those countries.

Beverage packaging, EMEA: Consists of operations in numerous countries throughout Europe, as well as Egypt and Turkey, that manufacture and sell aluminum beverage containers throughout those countries. Ball sold its former operations located in Russia during the third quarter of 2022. See Note 4 for further details. Ball’s operations and results of its former Russian aluminum packaging business is included in the results of the beverage packaging, EMEA, business through the date of the disposal in the third quarter of 2022.

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

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021

Net sales
Beverage packaging, North and Central America	$1,800	$1,519	$5,184	$4,339
Beverage packaging, EMEA	1,031	937	3,106	2,639
Beverage packaging, South America	466	462	1,494	1,401
Aerospace	477	498	1,471	1,381
Reportable segment sales	3,774	3,416	11,255	9,760
Other	177	137	546	377
Net sales	$3,951	$3,553	$11,801	$10,137

Comparable operating earnings
Beverage packaging, North and Central America	$205	$186	$543	$519
Beverage packaging, EMEA	82	125	311	349
Beverage packaging, South America	67	74	197	245
Aerospace	47	46	126	115
Reportable segment comparable operating earnings	401	431	1,177	1,228
Reconciling items
Other (a)	(8)	(14)	(26)	(67)
Business consolidation and other activities	163	(141)	(23)	(136)
Amortization of acquired intangibles	(33)	(38)	(102)	(114)
Earnings before interest and taxes	523	238	1,026	911
Interest expense	(79)	(68)	(216)	(201)
Debt refinancing and other costs	—	(1)	(2)	(1)
Total interest expense	(79)	(69)	(218)	(202)
Earnings before taxes	$444	$169	$808	$709
(a)	Includes undistributed corporate expenses, net, of $25 million and $17 million for the three months ended September 30, 2022 and 2021, respectively, and $73 million and $71 million for the nine months ended September 30, 2022 and 2021, respectively.

The company does not disclose total assets by segment as such information is not provided to the chief operating decision maker.

4.     Acquisitions and Dispositions

Russia

In the first quarter of 2022, the company announced that it is pursuing the sale of its aluminum beverage packaging business located in Russia. In the second quarter of 2022, Ball experienced deteriorating conditions and determined this constituted a triggering event for its Russian long-lived asset group. As a result, Ball performed a Level 3 expected cash flow recoverability analysis, using an income valuation approach with various scenarios, including a near-term sale of the business, to estimate the fair value of the long-lived assets, and recorded an impairment loss of $435 million during the second quarter of 2022. This non-cash charge has been presented in business consolidation and other activities.

In the third quarter of 2022, the company completed the sale of its Russian aluminum beverage packaging business for total cash consideration of $530 million and recorded a gain on disposal of $222 million in business consolidation and other activities. The gain on sale includes cumulative currency translation gains that were recorded in accumulated other comprehensive earnings (loss) and were released upon the complete liquidation of our investment in Russia that resulted upon the sale. The net gain also includes goodwill associated with our beverage packaging, EMEA, reporting unit that was allocated to the Russian disposal group at the date of sale. When considering the impairment loss recorded during the second quarter 2022 of $435 million, the impairment loss net of gain on the sale of the Russian business was $213 million for the nine months ended September 30, 2022. The impairment loss in the second quarter and the gain on sale in the third quarter were significantly impacted by movements in the U.S. dollar to Russian ruble exchange rates. Cash proceeds from the sale, net of the cash on the disposed business, of $455 million were received in the third quarter of 2022 and are presented in business dispositions, net of cash sold, in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2022.

In connection with this sale, Ball entered into a call option agreement that is contingently exercisable between 2025 and 2032, and if it becomes exercisable, will provide Ball the right to repurchase the business subject to the status of sanctions and certain other contingencies outside of Ball’s control. The option price, if exercised, would provide a compounded annual rate of return to the purchaser based on defined cash flows associated with the purchase and operation of the business from the purchase date through the exercise date of the option. Because the option strike price could limit the residual returns generated by the purchaser, if exercised, the option represents a variable interest retained by Ball in the Russian business. Based on the terms of the option relative to current market conditions in Russia, we have determined that the option has an immaterial value. Neither the option nor any other terms in the sales agreement result in Ball being the primary beneficiary of the business and, therefore, it has been deconsolidated.

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

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended September 30,			Nine Months Ended September 30,
Periods Ended September 30,	Point in Time	Over Time	Total	Point in Time	Over Time	Total

2022	$725	$3,226	$3,951	$2,031	$9,770	$11,801
2021	603	2,950	3,553	1,837	8,300	10,137

Contract Balances

The company did not have any contract assets at either September 30, 2022, or December 31, 2021. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2021	$272	$38
Increase (decrease)	(59)	(24)
Balance at September 30, 2022	$213	$14

During the nine months ended September 30, 2022, total contract liabilities decreased by $83 million, which is net of cash received of $527 million and amounts recorded as sales of $444 million, the majority of which related to current contract liabilities. The amount of sales recorded in the nine months ended September 30, 2022, which were included in the opening contract liabilities balances, was $272 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recorded a reduction in net sales of $5 million in the three months ended September 30, 2022, and net sales of $7 million and $18 million in the three and nine months ended September 30, 2021, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of September 30, 2022	$1,433	$1,507	$2,940

6.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021

Beverage packaging, North and Central America	$(36)	$—	$(37)	$(1)
Beverage packaging, EMEA	214	(2)	(225)	(5)
Beverage packaging, South America	(9)	(9)	(31)	11
Other	(6)	(130)	270	(141)
	$163	$(141)	$(23)	$(136)

2022

Beverage Packaging, North and Central America

During the three and nine months ended September 30, 2022, the company recorded charges of $34 million primarily related to employee severance and benefits, accelerated depreciation and other shutdown costs resulting from the planned closure of its Phoenix, Arizona, and St. Paul, Minnesota, facilities in the fourth quarter of 2022, and the first quarter of 2023, respectively. The company also recorded charges of $2 million for the three and nine months ended September 30, 2022, for employee severance and benefit charges related to cost-out activities. Additional charges of $1 million in the nine months ended September 30, 2022, were for individually insignificant activities.

Beverage Packaging, EMEA

During the third quarter of 2022, Ball sold its Russian aluminum beverage packaging business for $530 million of cash and recorded a gain of $222 million. During the second quarter of 2022, Ball recorded a non-cash impairment of $435 million for its Russian long-lived asset group as a result of the Russian invasion of Ukraine. Ball recorded net charges associated with its inability to hedge Russian ruble currency exposures of $3 million for the three and nine months ended September 30, 2022. See Note 4 for further details.

The company also recorded charges of $6 million for the three and nine months ended September 30, 2022, for employee severance and benefit charges related to cost-out activities. Additionally, the company recorded $1 million of credits and $3 million of charges, in the three and nine months ended September 30, 2022, respectively, for individually insignificant activities.

Beverage Packaging, South America

The company recorded charges in the three and nine months ended September 30, 2022, of $8 million primarily related to employee severance and benefits and facility shutdown costs resulting from the closure of its Santa Cruz, Brazil, facility, and $1 million for individually insignificant activities. During the nine months ended September 30, 2022, Ball recorded charges of $22 million related to an increased risk of not being able to fully collect amounts due from a regional customer in Brazil. See Note 21 for further details.

Other

During the three months ended September 30, 2022, the company recorded charges of $6 million for employee severance and benefit charges related to cost-out activities.

During the nine months ended September 30, 2022, the company recorded the following amounts:

●	A gain of $298 million related to the sale of Ball’s remaining equity method investment in Ball Metalpack. See Note 4 for further details.
●	A charge related to a donation of $30 million to The Ball Foundation, a non-profit philanthropic organization with efforts to build a better world.
●	A gain of $16 million from Ball Metalpack’s repayment of a loan which was formerly fully reserved.
●	Net charges of $5 million associated with Ball’s inability to hedge Russian ruble currency exposures.
●	Charges of $6 million for employee severance and benefit charges related to cost-out activities.
●	Charges of $3 million for individually insignificant activities.

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

Other

During the three months ended September 30, 2021, the company recorded the following amounts:

●	A non-cash settlement loss of $130 million related to the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined benefit pension plans, which triggered settlement accounting. The settlement loss primarily reflects the third quarter recognition of unamortized actuarial losses in these U.S. pension plans.

During the nine months ended September 30, 2021, the company recorded the following amounts:

●	A non-cash settlement loss of $130 million related to the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined benefit pension plans, which triggered settlement accounting. The settlement loss primarily reflects the third quarter recognition of unamortized actuarial losses in these U.S. pension plans.
●	A loss of $5 million related to the sale of its minority-owned investment in South Korea.
●	Charges of $6 million for individually insignificant activities.

7.	Supplemental Cash Flow Statement Disclosures

	September 30,
($ in millions)	2022	2021

Beginning of period:
Cash and cash equivalents	$563	$1,366
Current restricted cash (included in other current assets)	16	15
Total cash, cash equivalents and restricted cash	$579	$1,381

End of period:
Cash and cash equivalents	$473	$1,446
Current restricted cash (included in other current assets)	23	12
Total cash, cash equivalents and restricted cash	$496	$1,458

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

Non-cash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These non-cash capital expenditures are excluded from the statement of cash flows. A summary of the PP&E acquired but not yet paid for is as follows:

	September 30,
($ in millions)	2022	2021

Beginning of period:
PP&E acquired but not yet paid	$540	$409

End of period:
PP&E acquired but not yet paid	$461	$550

8.     Receivables, Net

	September 30,	December 31,
($ in millions)	2022	2021

Trade accounts receivable	$1,632	$1,304
Unbilled receivables	705	727
Less: Allowance for doubtful accounts	(15)	(9)
Net trade accounts receivable	2,322	2,022
Other receivables	555	538
	$2,877	$2,560

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of its receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $2 billion and $1.7 billion at September 30, 2022, and December 31, 2021. A total of $638 million and $308 million were available for sale under these programs as of September 30, 2022, and December 31, 2021, respectively.

Other receivables include income and sales tax receivables, aluminum scrap sale receivables and other miscellaneous receivables, including the remaining amount that relates to the sale of Ball’s minority-owned investment in South Korea as detailed in Note 4.

9.     Inventories, Net

	September 30,	December 31,
($ in millions)	2022	2021

Raw materials and supplies	$1,395	$1,064
Work-in-process and finished goods	897	821
Less: Inventory reserves	(91)	(90)
	$2,201	$1,795

10.     Property, Plant and Equipment, Net

	September 30,	December 31,
($ in millions)	2022	2021

Land	$178	$167
Buildings	2,083	2,081
Machinery and equipment	6,929	6,876
Construction-in-progress	1,430	1,179
	10,620	10,303
Accumulated depreciation	(3,882)	(3,801)
	$6,738	$6,502

Depreciation expense amounted to $117 million and $130 million for the three months ended September 30, 2022 and 2021, respectively, and $386 million and $380 million for the nine months ended September 30, 2022 and 2021, respectively.

During the third quarter of 2022, the company completed an evaluation of the estimated useful lives of its manufacturing equipment, buildings and certain assembly and test equipment. The company utilized a third-party appraiser to assist in the evaluation, which was performed as a result of the company’s experience with the duration over which its equipment can be utilized. Effective July 1, 2022, Ball revised the estimated useful lives of all of its equipment and buildings included in the analysis, which resulted in a net reduction in depreciation expense of approximately $24 million ($18 million after tax, or $0.06 per diluted share) for the three and nine months ended September 30, 2022, as compared to the amount of depreciation expense that would have been recognized by utilizing the prior depreciable lives. This change in useful lives is expected to reduce depreciation expense by approximately $48 million ($36 million after tax, or $0.11 per diluted share) for the year ending December 31, 2022.

As discussed in Note 4, in the second quarter of 2022, Ball recorded a non-cash impairment charge related to its Russian long-lived asset group, of which $296 million related to property, plant and equipment associated with the company’s Russian aluminum beverage packaging business, which resulted in fully impairing the assets which were subsequently disposed through the sale of the Russia aluminum beverage packaging business. See Note 4 for further details.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2021	$1,275	$1,483	$1,298	$40	$282	$4,378
Business dispositions	—	(101)	—	—	—	(101)
Effects of currency exchange	—	(141)	—	—	(17)	(158)
Balance at September 30, 2022	$1,275	$1,241	$1,298	$40	$265	$4,119

Goodwill in the above table is presented net of accumulated impairment losses of $60 million and $62 million as of September 30, 2022 and December 31, 2021, respectively.

During the third quarter of 2022, the company sold its Russian aluminum beverage packaging business, which resulted in a $101 million decrease in goodwill in the beverage packaging, EMEA, segment. See Note 4 for additional details.

12.    Intangible Assets, Net

	September 30,	December 31,
($ in millions)	2022	2021

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $857 million at September 30, 2022, and $862 million at December 31, 2021)	$1,317	$1,593
Capitalized software (net of accumulated amortization of $197 million at September 30, 2022, and $187 million at December 31, 2021)	75	74
Other intangibles (net of accumulated amortization of $97 million at September 30, 2022, and $97 million at December 31, 2021)	18	21
	$1,410	$1,688

Total amortization expense of intangible assets amounted to $40 million and $45 million for the three months ended September 30, 2022 and 2021, respectively, and $124 million and $135 million for the nine months ended September 30, 2022 and 2021, respectively.

As discussed in Note 4, in the second quarter of 2022, Ball recorded a non-cash impairment charge related to its Russian long-lived asset group, of which $131 million related to acquired customer relationships and other intangibles associated with the company’s Russian aluminum beverage packaging business, which resulted in fully impairing the assets which were subsequently disposed through the sale of the Russia aluminum beverage packaging business. See Note 4 for further details.

13.    Other Assets

	September 30,	December 31,
($ in millions)	2022	2021

Long-term pension assets	$487	$579
Right-of-use operating lease assets	443	420
Investments in affiliates	193	184
Long-term deferred tax assets	112	126
Other	739	614
	$1,974	$1,923

Investments in affiliates primarily includes the company’s 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam and an ownership interest of 50 percent in an entity in the U.S.

In 2021, Ball sold its minority-owned investment in South Korea and in the first quarter of 2022, Ball sold its remaining equity method investment in Ball Metalpack. See Note 4 for further details of both transactions.

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment.

Supplemental balance sheet information related to the company’s leases follows:

		September 30,	December 31,
($ in millions)	Balance Sheet Location	2022	2021

Operating leases:
Operating lease ROU asset	Other assets	$443	$420
Current operating lease liabilities	Other current liabilities	89	80
Noncurrent operating lease liabilities	Other liabilities	361	340
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	11	14
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	10	12

15.    Debt

Long-term debt consisted of the following:

	September 30,	December 31,
($ in millions)	2022	2021

Senior Notes
4.00% due November 2023	$1,000	$1,000
4.375%, euro denominated, due December 2023	686	796
0.875%, euro denominated, due March 2024	735	853
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	539	625
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
Senior Credit Facility (at variable rates)
Term A loan due March 2024 (1.35% - 2021)	—	593
U.S. dollar revolver due June 2027 (4.10% - 2022)	200	—
Term A loan due June 2027 (3.81% - 2022)	1,350	—
Finance lease obligations	12	14
Other (including debt issuance costs)	(56)	(56)
	8,366	7,725
Less: Current portion	(3)	(3)
	$8,363	$7,722

In the second quarter of 2022, the company completed the closing of its new revolving and term loan senior secured credit facilities that refinance its existing senior secured credit facilities entered into in 2019. The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At September 30, 2022, taking into account outstanding letters of credit, $1.5 billion was available under the company’s long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1.2 billion of short-term uncommitted credit facilities available at September 30, 2022, of which $467 million was outstanding and due on demand. At December 31, 2021, the company had $12 million outstanding under short-term uncommitted credit facilities.

The fair value of long-term debt was estimated to be $7.6 billion and $8 billion at September 30, 2022 and December 31, 2021. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires the company to maintain a leverage ratio (as defined) of no greater than 5.0 times as of September 30, 2022, which will change to 4.5 times as of September 30, 2025. The company was in compliance with all loan agreements and debt covenants at both September 30, 2022, and December 31, 2021, and it has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was 8.6 percent and 17.2 percent for the three and nine months ended September 30, 2022, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2022, was reduced by 10.8 and 5.9 percentage points for the sale of the Russian aluminum beverage packaging business, respectively, reduced by 5.1 and 2.8 percentage points, respectively, for non-U.S. rate differences net of withholding taxes and reduced by 2.2 and 2.6 percentage points, respectively, for federal tax credits. The effective rate for the three and nine months ended September 30, 2022, increased by 3.8 and 3.0 percentage points, respectively, for U.S. permanent differences.

The company’s effective tax rate was negative 1.2 percent and 20.6 percent for the three and nine months ended September 30, 2021, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2021, was reduced by 13.9 and 5.8 percentage points, respectively, for federal tax credits, reduced by 3.5 and 3.1 percentage points, respectively, for non-U.S. rate differences net of withholding tax and reduced by 2.8 and 1.6 percentage points, respectively, for share-based compensation. For the nine months ended September 30, 2021, the effective tax rate was increased by 8.0 percentage points for the U.K.’s enacted tax rate change.

17.    Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2022	2021

Underfunded defined benefit pension liabilities	$487	$582
Less: Current portion	(19)	(21)
Long-term defined benefit pension liabilities	468	561
Long-term retiree medical liabilities	128	135
Deferred compensation plans	272	441
Other	36	68
	$904	$1,205

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended September 30,
	2022			2021
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$22	$3	$25	$20	$4	$24
Interest cost	13	12	25	12	9	21
Expected return on plan assets	(27)	(15)	(42)	(29)	(17)	(46)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	7	1	8	12	1	13
Settlement losses and other one-time charges (a)	3	—	3	130	—	130
Total net periodic benefit cost	$18	$2	$20	$145	$(2)	$143
(a)	The charges in 2021 include settlement losses related to the purchase of non-participating annuities, plant shutdown benefits and other settlements that occur in the normal course of business. The charges in 2022 include one-time plant-related charges. These amounts have been recorded in business consolidation and other activities.

	Nine Months Ended September 30,
	2022			2021
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$66	$8	$74	$62	$10	$72
Interest cost	40	36	76	38	27	65
Expected return on plan assets	(81)	(47)	(128)	(91)	(49)	(140)
Amortization of prior service cost	1	2	3	1	2	3
Recognized net actuarial loss	21	3	24	36	4	40
Settlement losses and other one-time charges (a)	3	—	3	130	—	130
Total net periodic benefit cost	$50	$2	$52	$176	$(6)	$170
(a)	The charges in 2021 include settlement losses related to the purchase of non-participating annuities, plant shutdown benefits and other settlements that occur in the normal course of business. The charges in 2022 include one-time plant-related charges. These amounts have been recorded in business consolidation and other activities.

Non-service pension income of $8 million and $11 million for the three months ended September 30, 2022 and 2021, respectively, and income of $25 million and $32 million for the nine months ended September 30, 2022 and 2021, respectively, is included in selling, general, and administrative (SG&A) expenses in the unaudited condensed consolidated statement of earnings.

Contributions to the company’s defined benefit pension plans were $113 million for the first nine months of 2022 compared to $203 million for the first nine months of 2021, and such contributions are expected to be approximately $127 million for the full year of 2022. This estimate may change based on changes to the U.S. Pension Protection Act and the actual returns achieved on plan assets, among other factors.

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2022	681,866	$1,232	(367,399)	$(4,408)	$6,987	$(346)	$68	$3,533
Net earnings	—	—	—	—	392	—	2	394
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(392)	—	(392)
Currency translation recognized in earnings from the sale of the Russian aluminum beverage packaging business	—	—	—	—	—	90	—	90
Common dividends, net of tax benefits	—	—	—	—	(63)	—	—	(63)
Treasury stock purchases	—	—	(921)	(39)	—	—	—	(39)
Treasury shares reissued	—	—	152	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	158	15	—	—	—	—	—	15
Other activity	—	—	—	3	—	—	—	3
Balance at September 30, 2022	682,024	$1,247	(368,168)	$(4,436)	$7,316	$(648)	$70	$3,549

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2021	680,246	$1,195	(353,475)	$(3,255)	$6,496	$(797)	$62	$3,701
Net earnings	—	—	—	—	179	—	—	179
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	144	—	144
Common dividends, net of tax benefits	—	—	—	—	(66)	—	—	(66)
Treasury stock purchases	—	—	(2,429)	(219)	—	—	—	(219)
Treasury shares reissued	—	—	62	9	—	—	—	9
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	421	14	—	—	—	—	—	14
Other activity	—	—	—	2	2	—	(1)	3
Balance at September 30, 2021	680,667	$1,209	(355,842)	$(3,463)	$6,611	$(653)	$61	$3,765

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2021	680,945	$1,220	(360,101)	$(3,854)	$6,843	$(582)	$58	$3,685
Net earnings	—	—	—	—	664	—	12	676
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(156)	—	(156)
Currency translation recognized in earnings from the sale of the Russian aluminum beverage packaging business	—	—	—	—	—	90	—	90
Common dividends	—	—	—	—	(191)	—	—	(191)
Treasury stock purchases	—	—	(8,384)	(617)	—	—	—	(617)
Treasury shares reissued	—	—	317	25	—	—	—	25
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,079	27	—	—	—	—	—	27
Other activity	—	—	—	10	—	—	—	10
Balance at September 30, 2022	682,024	$1,247	(368,168)	$(4,436)	$7,316	$(648)	$70	$3,549

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2020	679,524	$1,167	(351,939)	$(3,130)	$6,192	$(954)	$62	$3,337
Net earnings	—	—	—	—	581	—	—	581
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	301	—	301
Common dividends	—	—	—	—	(164)	—	—	(164)
Treasury stock purchases	—	—	(4,201)	(368)	—	—	—	(368)
Treasury shares reissued	—	—	298	25	—	—	—	25
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,143	42	—	—	—	—	—	42
Other activity	—	—	—	10	2	—	(1)	11
Balance at September 30, 2021	680,667	$1,209	(355,842)	$(3,463)	$6,611	$(653)	$61	$3,765

In the second quarter of 2022, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $300 million of its common shares using cash on hand and available borrowings. In the third quarter of 2022, Ball settled the agreement and received a total of 4.34 million shares with the average price per share paid of $69.06.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2021	(536)	(169)	123	(582)
Other comprehensive earnings (loss) before reclassifications	141	(24)	118	235
Reclassification of net deferred gains (losses) into earnings	(90)	23	(234)	(301)
Balance at September 30, 2022	$(485)	$(170)	$7	$(648)

The following table provides additional details of the amounts recorded into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$105	$(28)	$23	$(89)
Commodity contracts recorded in cost of sales	(5)	53	141	95
Currency exchange contracts recorded in selling, general and administrative	59	27	136	66
Interest rate contracts recorded in interest expense	2	—	2	—
Total before tax effect	161	52	302	72
Tax benefit (expense) on amounts reclassified into earnings	(35)	(9)	(68)	(11)
Recognized gain (loss), net of tax	$126	$43	$234	$61

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$(8)	$(12)	$(24)	$(39)
Prior service income (expense)	(1)	(1)	(3)	(3)
Effect of settlement losses and other one-time charges	(3)	(130)	(3)	(130)
Total before tax effect	(12)	(143)	(30)	(172)
Tax benefit (expense) on amounts reclassified into earnings	2	35	7	43
Recognized gain (loss), net of tax	$(10)	$(108)	$(23)	$(129)

Currency translation recorded in business consolidation and other activities from the sale of the Russian aluminum beverage packaging business	$90	$—	$90	$—
(a)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

19.    Earnings and Dividends Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts; shares in thousands)	2022	2021	2022	2021

Net earnings attributable to Ball Corporation	$392	$179	$664	$581

Basic weighted average common shares	314,054	325,876	317,296	327,097
Effect of dilutive securities	3,007	5,719	3,926	5,841
Weighted average shares applicable to diluted earnings per share	317,061	331,595	321,222	332,938

Per basic share	$1.25	$0.55	$2.09	$1.78
Per diluted share	$1.24	$0.54	$2.07	$1.75

Certain outstanding options and SSAR’s were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period). Ball excluded anti-dilutive options and SSAR’s of four million and one million for the three months ended September 30, 2022 and 2021, respectively, and three million and one million for the nine months ended September 30, 2022 and 2021, respectively.

The company declared and paid dividends of $0.20 per share for the three months ended September 30, 2022 and 2021, and $0.60 per share and $0.50 per share for the nine months ended September 30, 2022 and 2021, respectively.

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

The following table provides additional information related to the commercial risk management instruments described above:

($ in millions)	September 30, 2022
Commercial risk area	Commodity	Currency	Interest Rate

Notional amount of contracts	$1,758	$2,710	$788
Net gain (loss) included in AOCI, after-tax	—	7	—
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	—	22	—

Longest duration of forecasted cash flow hedge transactions in years	2	2	1

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

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls, if any, are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of September 30, 2022, and December 31, 2021, the aggregate fair value of all derivative instruments with credit-risk-related contingent features was a net liability position of $44 million and $3 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of September 30, 2022, and December 31, 2021, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		September 30, 2022
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$75	$1	$76
Currency contracts		—	38	38
Total current derivative contracts	Other current assets	$75	$39	$114

Currency contracts		$172	$2	$174
Total noncurrent derivative contracts	Other noncurrent assets	$172	$2	$174

Liabilities:
Commodity contracts		$69	$1	$70
Currency contracts		2	18	20
Other contracts		—	19	19
Total current derivative contracts	Other current liabilities	$71	$38	$109

Commodity contracts		$1	$—	$1
Currency contracts		—	1	1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$1	$2

		December 31, 2021
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$142	$—	$142
Currency contracts		2	19	21
Other contracts		1	6	7
Total current derivative contracts	Other current assets	$145	$25	$170

Commodity contracts		$3	$—	$3
Currency contracts		59	1	60
Total noncurrent derivative contracts	Other noncurrent assets	$62	$1	$63

Liabilities:
Commodity contracts		$20	$—	$20
Currency contracts		—	8	8
Other contracts		—	1	1
Total current derivative contracts	Other current liabilities	$20	$9	$29

Currency contracts		$—	$3	$3
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$3	$3

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source, or from the use of third-party software. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future. The present value discounting factor is based on the comparable time period SOFR rate, LIBOR rate or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 30, 2022, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

The following table provides the effects of derivative instruments in the unaudited condensed consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended September 30,
		2022		2021
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$105	$—	$(28)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(5)	37	53	3
Interest rate contracts - manage exposure for outstanding debt	Interest expense	2	5	—	—
Currency contracts - manage currency exposure	Selling, general and administrative	59	28	27	12
Equity contracts	Selling, general and administrative	—	(51)	—	23
Total		$161	$19	$52	$38

		Nine Months Ended September 30,
		2022		2021
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$23	$—	$(89)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	141	17	95	9
Interest rate contracts - manage exposure for outstanding debt	Interest expense	2	9	—	—
Currency contracts - manage currency exposure	Selling, general and administrative	136	88	66	32
Equity contracts	Selling, general and administrative	—	(120)	—	(11)
Total		$302	$(6)	$72	$30

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021

Amounts reclassified into earnings:
Commodity contracts	$(100)	$(25)	$(164)	$(6)
Interest rate contracts	(2)	—	(2)	—
Currency exchange contracts	(59)	(27)	(136)	(66)
Change in fair value of cash flow hedges:
Commodity contracts	(32)	44	30	137
Interest rate contracts	—	(1)	1	(1)
Currency exchange contracts	62	26	123	58
Currency and tax impacts	34	(1)	32	(24)
	$(97)	$16	$(116)	$98

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $25 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at September 30, 2022.

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the Court of Appeals for the Federal Circuit. On December 31, 2020, the Court of Appeals vacated the decision of the District Court and remanded the case for further proceedings. The District Court held a telephonic hearing with counsel for the parties in March 2021 to discuss the scope of the proceedings on remand and initial position statements regarding remand which was submitted by each party. The District Court also directed each party to submit a document in response to the initial position statements of the other party in April 2021. The parties submitted their position statements to the District Court on April 21, 2021. On August 25, 2021, the Court issued its order regarding the further proceedings permitting each party to submit supplemental expert reports and depositions of the experts. On September 9, 2021, the parties submitted a Submission Regarding Scheduling in which most issues were agreed, but the Court was requested to resolve a disagreement regarding the process and timing for the submission of each expert’s report and the deposition of the experts. The Court issued its Order resolving the disagreement on August 12, 2022, and issued a further Scheduling Order on August 30, 2022, that outlines the litigation process and schedule for the proceedings on remand over the following twelve months. Based on the information available at the present time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During 2021, 2020 and 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts were determined to be estimable and realizable, the company recorded $22 million of prior year collections in business consolidation and other activities within its unaudited condensed consolidated statement of earnings for the period ended December 31, 2021. As of September 30, 2022, the company has no additional claims outstanding that would result in material reimbursements.

In the second quarter of 2022, Ball’s beverage packaging, South America, segment formally notified a regional customer in Brazil of its breach of a long-term committed supply agreement since the first quarter of 2022, inclusive of beverage can and end volume requirements and associated accounts payable with Ball. In the event that satisfactory rectifying action is not taken in response to the notification of breach, Ball intends to pursue legal action to recover all amounts due and seek damages for non-performance. In the second quarter of 2022, Ball recorded a charge of $22 million reflecting an increased risk of not being able to fully collect amounts due from the customer; see Note 6 for further details. After recording this charge, Ball has financial exposure on balances due from the customer of $37 million, which are presented in receivables, net, other current assets, and other assets, in its unaudited condensed consolidated balance sheets. Ball considers that losses in the event of an unfavorable outcome to the dispute and any related legal action (or gains in the event of a favorable outcome) would not have a material effect upon its liquidity, results of operations or financial condition.

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

We purchase our raw materials from relatively few suppliers. We also have exposure to inflation, in particular the rising costs of raw materials, as well as other direct cost inputs. We mitigate our exposure to the changes in the costs of aluminum through the inclusion of provisions in contracts covering the majority of our volumes to pass through aluminum price changes, as well as through the use of derivative instruments. The pass through provisions generally result in proportional increases or decreases in sales and costs with a greatly reduced impact, if any, on net earnings; however, there may be timing differences of when the costs are passed through. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contract provisions generally mitigate the risk of customer loss, and our long-term relationships represent a known, stable customer base.

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

Russia

The current global business environment is being impacted directly and indirectly by the effects of the Russian invasion of Ukraine. Ball has sold its aluminum beverage packaging business located in Russia and has suspended future investments in Russia. Ball is monitoring the geopolitical situation following Russia’s invasion of Ukraine and may experience increased costs for inputs such as energy and transportation due in part to the negative impact of the Russia-Ukraine war on the global economy. The ongoing war continues to have the potential to increase Ball’s vulnerabilities in its global business to near-term and severe impacts and it is not possible to accurately predict all future impacts of the invasion. As such, Russia’s invasion of Ukraine and the resulting effects have the potential to impact significant estimates used by Ball in the preparation of its consolidated financial statements, which could result in additional impairments. See Note 1 and Note 4 for additional discussion.

Novel Coronavirus (COVID-19)

The ongoing novel coronavirus (COVID-19) pandemic had a material effect upon the global business environment during the nine months ended September 30, 2022 and the year ended December 31, 2021. Ball provides key products and services to the consumer beverage and household markets and the U.S. aerospace markets and, consequently, the operations of Ball and of its principal customers and suppliers have been designated as essential across our key markets. This designation allows Ball to continue operations in its facilities without disruption in the foreseeable future. However, some jurisdictions around the globe continue to have various restrictions, which have impacted certain of our customers by constraining some supply of products to certain consumers. The risks that COVID-19 and its related variants continue to present to Ball’s business have been outlined in Note 1 of these consolidated financial statements and within Item 1. Risk Factors in the company’s 2021 Annual Report on Form 10-K filed on February 16, 2022.

Consolidated Sales and Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021

Net sales	$3,951	$3,553	$11,801	$10,137
Net earnings attributable to Ball Corporation	392	179	664	581
Net earnings attributable to Ball Corporation as a % of net sales	10%	5%	6%	6%

Sales in the three and nine months ended September 30, 2022, increased compared to the same periods in 2021 primarily due to the pass-through of higher aluminum prices, pass-through of inflationary costs, increased volumes and price/mix, partially offset by currency translation.

Net earnings attributable to Ball Corporation for the three months ended September 30, 2022, increased compared to the same period in 2021 primarily due to the gain on sale of Ball’s Russian aluminum beverage packaging business, pension settlements charges in 2021 that did not recur in 2022, higher volumes, price/mix and lower depreciation expense, partially offset by increased manufacturing and inflationary costs and higher taxes on earnings. Net earnings attributable to Ball Corporation for the nine months ended September 30, 2022, increased compared to the same period in 2021 primarily due to the gain on sale of our remaining equity investment in Ball Metalpack, pension settlement charges in 2021 that did not recur in 2022, higher volumes, price/mix, lower depreciation expense and lower taxes on earnings, partially offset by increased manufacturing and inflationary costs and net charges from impairment of Russian long-lived assets and the gain from the sale of Ball’s Russian aluminum beverage packaging business.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $3,275 million and $2,851 million for the three months ended September 30, 2022 and 2021, respectively, and $9,736 million and $8,104 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts represented 83 percent of consolidated net sales for the three months and nine month ended September 30, 2022, and 80 percent of consolidated net sales for the three and nine months ended September 30, 2021.

Depreciation and Amortization

Depreciation and amortization expense was $157 million and $175 million for the three months ended September 30, 2022 and 2021, respectively, and $510 million and $515 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts represented 4 percent of consolidated net sales for the three months and nine months ended September 30, 2022, and 5 percent of consolidated net sales for the three months and nine months ended September 30, 2021. The decrease compared to the same periods of 2021 is primarily due to revised estimated useful lives of the company’s manufacturing equipment, buildings and certain assembly and test equipment, as well as the impairment and ultimate sale of the Russia aluminum beverage packaging business. See Note 10 of these of these consolidated financial statements for additional discussion of the reduction in depreciation resulting from the revised estimated useful lives.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $159 million and $148 million for the three months ended September 30, 2022 and 2021, respectively, and $506 million and $471 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts represented 4 percent of consolidated net sales for the three months and nine months ended September 30, 2022, respectively, and 4 percent and 5 percent of consolidated net sales for the three months and nine months ended September 30, 2021, respectively.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were income of $163 million and charges of $141 million for the three months ended September 30, 2022 and 2021, respectively, and charges of $23 million and charges of $136 million for the nine months ended September 30, 2022 and 2021, respectively. The amounts in the three months ended September 30, 2022, include the gain on sale of Ball’s Russian aluminum beverage packaging business, facility shutdown costs and charges for employee severance and benefits related to cost-out activities. The amounts in the nine months ended September 30, 2022, include the amounts generated in the three months ended September 30, 2022, as well as charges for impairment losses on Russia’s long-lived asset group, gains related to the sale of Ball’s remaining equity method investment in Ball Metalpack, charges related to a dispute with a regional customer in Brazil and a charge related to the donation to The Ball Foundation. See Note 6 of these of these consolidated financial statements.

Interest Expense

Total interest expense was $79 million and $69 million for the three months ended September 30, 2022 and 2021, respectively, and $218 million and $202 million for the nine months ended September 30, 2022 and 2021, respectively. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings increased approximately 10 basis points from 3.4 percent for the three months ended September 30, 2021 to 3.5 percent for the three months ended September 30, 2022, and decreased approximately 10 basis points from 3.4 percent for the nine months ended September 30, 2021 to 3.3 percent for the nine months ended September 30, 2022.

Income Taxes

The effective tax rate for the three months and nine months ended September 30, 2022, was 8.6 percent and 17.2 percent respectively, compared to negative 1.2 percent and 20.6 percent for the same periods in 2021.

The increase of 9.8 percentage points for the three months ended September 30, 2022, was primarily due to lower income before taxes in 2021, and less tax benefits for federal tax credits and share-based compensation in 2022. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts. This was partially offset by the impact of the sale of the company’s Russian aluminum beverage packaging business during the third quarter of 2022. This change is not expected to impact tax expense in future periods.

The decrease of 3.4 percentage points for the nine months ended September 30, 2022, was primarily due to the 2021 revaluation of U.K. deferred taxes due to a rate change, which was partially offset by less tax benefits for federal tax credits and share-based compensation in 2022. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts. The decrease is also driven by the impact of the sale of the company’s Russian aluminum beverage packaging business during the third quarter of 2022, which was partially offset by the establishment of a valuation allowance against related net deferred tax assets during the second quarter of 2022. These changes are not expected to impact tax expense in future periods.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021

Net sales	$1,800	$1,519	$5,184	$4,339
Comparable operating earnings	205	186	543	519
Comparable operating earnings as a % of segment net sales	11%	12%	10%	12%

In the third quarter of 2022, Ball announced the future closure of its aluminum beverage can manufacturing facilities in Phoenix, Arizona, and St. Paul, Minnesota, which are expected to cease production in the fourth quarter of 2022, and the first quarter of 2023, respectively.

Segment sales for the three and nine months ended September 30, 2022, were $281 million higher and $845 million higher, respectively, compared to the same periods in 2021. The increase for the three and nine months ended September 30, 2022, was primarily due to the pass-through of higher aluminum prices and increased volumes.

Comparable operating earnings for the three and nine months ended September 30, 2022, were $19 million higher and $24 million higher, respectively, compared to the same periods in 2021. The increase for the three and nine months ended September 30, 2022, was primarily due to increased volumes, favorable contractual terms, lower depreciation expense and cost pass throughs, partially offset by the impact of higher manufacturing and inflationary costs and unfavorable customer mix.

Beverage Packaging, EMEA

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021

Net sales	$1,031	$937	$3,106	$2,639
Comparable operating earnings	82	125	311	349
Comparable operating earnings as a % of segment net sales	8%	13%	10%	13%

Segment sales for the three and nine months ended September 30, 2022, were $94 million higher and $467 million higher, respectively, compared to the same periods in 2021. The increase for the three and nine months ended September 30, 2022, was primarily due to increased volumes and the pass through of higher aluminum prices, partially offset by currency translation and the sale of the Russian aluminum beverage packaging business.

Comparable operating earnings for the three and nine months ended September 30, 2022, were $43 million lower and $38 million lower compared to the same periods in 2021 primarily due to currency translation, the impact of higher inflation, energy costs and supply chain disruptions across the region and the sale of the Russian aluminum beverage packaging business, partially offset by volume growth and lower depreciation expense.

During the third quarter of 2022, and as a result of the Russian invasion of Ukraine, the company sold its Russian business composed of three manufacturing facilities for total cash consideration of $530 million. The historical operations and results of the Russian aluminum packaging business, including the gain on sale, are included in the beverage packaging, EMEA segment. See Note 4 of these consolidated financial statements for additional discussion regarding the sale and its impact to Ball’s financial results.

For a summary of the results of the Russian aluminum packaging business and the non-Russian components of the beverage packaging, EMEA, segment, for the three and nine months ended September 30, 2022 and 2021, please see below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021

Net sales
Russia	$173	$163	$554	$440
Non-Russia	858	774	2,552	2,199
Beverage packaging, EMEA, segment	$1,031	$937	$3,106	$2,639

Comparable operating earnings
Russia	$14	$34	$86	$97
Non-Russia	68	91	225	252
Beverage packaging, EMEA, segment	$82	$125	$311	$349

Net sales and comparable operating earnings for the Russian aluminum packaging business for the three months ended December 31, 2021, was $154 million and $31 million, respectively, and the same figures for the year ended December 31, 2021, were $594 million and $129 million, respectively, $156 million and $32 million for the three months ended March 31, 2022, respectively, and $226 million and $40 million for the three months ended June 30, 2022, respectively. Net sales and comparable operating earnings for the non-Russian components of the beverage packaging, EMEA, segment for the three months ended December 31, 2021, were $716 million and $72 million, respectively, and the same figures were $2.9 billion and $323 million for the year ended December 31, 2021, respectively, $786 million and $68 million for the three months ended March 31, 2022, respectively, and $907 million and $89 million for the three months ended June 30, 2022, respectively. The Russian sales and comparable operating earnings figures in the above tables include historical support by Russia for non-Russian regions. See Note 4 for further details of the Russian disposal.

Beverage Packaging, South America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021

Net sales	$466	$462	$1,494	$1,401
Comparable operating earnings	67	74	197	245
Comparable operating earnings as a % of segment net sales	14%	16%	13%	17%

In the third quarter of 2022, the company ceased production at its Santa Cruz, Brazil, beverage can manufacturing facility.

Segment sales for the three and nine months ended September 30, 2022, were $4 million higher and $93 million higher, respectively, compared to the same periods in 2021. The increase for the three months ended September 30, 2022, was primarily due to the contractual pass through of higher aluminum costs and regional price/mix, partially offset by lower revenue recognition volumes. The increase for the nine months ended September 30, 2022, was primarily due to the pass through of higher aluminum prices and price/mix, partially offset by lower volumes.

Comparable operating earnings for the three and nine months ended September 30, 2022, were $7 million lower and $48 million lower, respectively, compared to the same periods in 2021. The decrease for the three months ended September 30, 2022, was primarily due to unfavorable regional customer/product mix and fixed cost absorption in Brazil, partially offset by lower depreciation expense. The decrease for the nine months ended September 30, 2022, was primarily due to lower volumes, unfavorable regional customer/product mix in Brazil and fixed cost absorption, partially offset by the contractual pass through of costs and lower depreciation expense.

Aerospace

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021

Net sales	$477	$498	$1,471	$1,381
Comparable operating earnings	47	46	126	115
Comparable operating earnings as a % of segment net sales	10%	9%	9%	8%

Segment sales for the three and nine months ended September 30, 2022, were $21 million lower and $90 million higher, respectively, compared to the same periods in 2021, and comparable operating earnings for the three and nine months ended September 30, 2022, were $1 million higher and $11 million higher, respectively, compared to the same periods in 2021. The lower sales for the three months ended September 30, 2022, were primarily due to subcontract timing, partially offset by higher indirect rates and program profit accrual mix. The higher sales for the nine months ended September 30, 2022, were primarily due to the company’s new program wins and higher indirect rates. The higher earnings for the three and nine months ended September 30, 2022, were primarily due to the company’s new program wins and program performance.

The aerospace sales contract mix for the nine months ended September 30, 2022, consisted of 42 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 55 percent fixed-price contracts. The remaining sales were for time and materials contracts. Backlog was $3 billion and $2.5 billion at September 30, 2022, and December 31, 2021, respectively. The backlog at September 30, 2022, consisted of 34 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, timing variances in program funding and the uncertain timing of future contract awards.

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

	Nine Months Ended September 30,
($ in millions)	2022	2021

Cash flows provided by (used in) operating activities	$(224)	$876
Cash flows provided by (used in) investing activities	(452)	(1,104)
Cash flows provided by (used in) financing activities	623	327

Cash flows used in operating activities were $224 million in 2022, primarily driven by working capital outflows of $1.1 billion and pension contributions of $113 million, partially offset by cash generated from net earnings before depreciation and amortization, excluding gains related to the sales of our Russian aluminum beverage packaging business and of our remaining equity method investment in Ball Metalpack. In comparison to the same period in 2021, and after adjusting for the impact of capital expenditures, our working capital movements reflect an increase in days sales outstanding of 5 days, an increase in inventory days on hand of 7 days and a decrease in days payable outstanding of 14 days for the nine months ended September 30, 2022.

Cash flows used in investing activities were $452 million in 2022 primarily driven by $1.3 billion of capital expenditures, partially offset by $298 million received for the sale of our remaining equity method investment in Ball Metalpack and $455 million net cash received for the sale of our Russian beverage packaging business. See Note 4 for additional discussion.

Cash flows provided by financing activities were $623 million in 2022 driven primarily by net borrowings of $1.4 billion from our short-term and long-term credit facilities, partially offset by net share purchases of $592 million and common stock dividends of $191 million. See Note 15 for further details on the company’s borrowings and credit agreement amendment.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our receivables. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $2 billion and $1.7 billion at September 30, 2022 and December 31, 2021, respectively. A total of $638 million and $308 million were available for sale under such programs as of September 30, 2022, and December 31, 2021, respectively.

Contributions to the company’s defined benefit pension plans were $113 million in the first nine months of 2022 compared to $203 million in the same period of 2021, and such contributions are expected to be approximately $127 million for the full year of 2022. This estimate may change based on changes to the U.S. Pension Protection Act and actual returns achieved on plan assets, among other factors.

The company has approximately $1.2 billion of capital expenditures for property, plant and equipment contractually committed as of September 30, 2022, and intends to return approximately $840 million to shareholders in the form of share repurchases and dividends for the full year 2022, inclusive of the cash dividend of 20 cents per share, payable December 15, 2022, to shareholders of record as of December 1, 2022.

As of September 30, 2022, approximately $409 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. Management believes the company’s U.S. operating cash flows and cash on hand, together with its availability under long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we would be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that may become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $592 million during the nine months ended September 30, 2022, compared to $325 million of repurchases, net of issuances, during the same period of 2021. The company’s share repurchases are completed using cash on hand, cash provided by operating activities and available borrowings.

In the second quarter of 2022, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $300 million of its common shares using cash on hand and available borrowings. In the third quarter of 2022, Ball settled the agreement and received a total of 4.34 million shares with the average price per share paid of $69.06.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $8.9 billion and $7.8 billion was outstanding at September 30, 2022, and December 31, 2021, respectively.

In the second quarter of 2022, the company completed the closing of its new revolving and term loan senior secured credit facilities that refinance its existing senior secured credit facilities entered into in 2019. The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At September 30, 2022, taking into account outstanding letters of credit, $1.5 billion was available under the company’s long-term, revolving credit facilities. In addition to these facilities, the company had approximately $1.2 billion of short-term uncommitted credit facilities available at September 30, 2022, of which $467 million was outstanding and due on demand. At December 31, 2021, the company had $12 million outstanding under short-term uncommitted credit facilities.

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

We were in compliance with all loan agreements at September 30, 2022, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. As of September 30, 2022, the company could borrow up to its limits available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details regarding our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report.

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

The following summarized financial information relates to the obligor group as of September 30, 2022, and December 31, 2021. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Nine Months Ended	Year Ended
($ in millions)	September 30, 2022	December 31, 2021

Net sales	$7,630	$8,083
Gross profit (a)	819	910
Net earnings	610	432
Net earnings attributable to Ball Corporation	610	432
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $195 million for the nine months ended September 30, 2022, and $210 million for the year ended December 31, 2021.

For the nine months ended September 30, 2022, and the year ended December 31, 2021, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $1.1 billion and $803 million, respectively, net credits from them of $18 million, and net interest income from them of $248 million and $337 million, respectively. The obligor group received dividends from other subsidiary companies of $18 million and $269 million, during the nine months ended September 30, 2022, and the year ended December 31, 2021, respectively.

	September 30,	December 31,
($ in millions)	2022	2021

Current assets	$2,855	$2,575
Noncurrent assets	15,612	14,818
Current liabilities	5,695	5,067
Noncurrent liabilities	11,616	10,989

Included in the amounts disclosed in the tables above, at September 30, 2022, and December 31, 2021, the obligor group held receivables due from other subsidiary companies of $454 million and $436 million, respectively, long-term notes receivable due from other subsidiary companies of $9.6 billion and $9.2 billion, respectively, payables due to other subsidiary companies of $2.5 billion and $2 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.2 billion and $2 billion, respectively.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the SEC, as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “believes,” and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements and they should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. Ball undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in Ball’s Form 10-K, which are available on Ball’s website and at www.sec.gov. Additional factors that might affect: a) Ball’s packaging segments include product capacity, supply, and demand constraints and fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; changes in major customer or supplier contracts or loss of a major customer or supplier; inability to pass through increased costs; war, political instability and sanctions, including relating to the situation in Russia and Ukraine and its impact on Ball’s supply chain and its ability to operate in Europe, the Middle East and Africa regions generally; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and shelter-in-place orders in any country or jurisdiction affecting goods produced by Ball or in its supply chain, including imported raw materials; b) Ball’s aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) Ball as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory actions or issues including those related to tax, environmental, social and governance reporting, competition, environmental, health and workplace safety, including U.S. Federal Drug Administration and other actions or public concerns affecting products filled in Ball’s containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; inflation; rates of return on assets of Ball’s defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies, including policies, orders, and actions related to COVID-19; reduced cash flow; interest rates affecting Ball’s debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on Ball’s operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended September 30, 2022, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 1A. Risk Factors

There were no changes required to be reported under Item 1A for the three months ended September 30, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the company’s repurchases of its common stock during the third quarter of 2022.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 31, 2022	229,014	$62.14	229,014	20,348,474
August 1 to August 31, 2022	391,464	58.39	391,464	19,957,010
September 1 to September 30, 2022	300,000	57.08	300,000	19,657,010
Total	920,478	58.89	920,478
(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 50 million shares were authorized for repurchase by Ball’s Board of Directors.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended September 30, 2022.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended September 30, 2022.

Item 6.     Exhibits

12	Obligor group subsidiaries of Ball Corporation

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Daniel W. Fisher, President and Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Executive Vice President and Chief Financial Officer of Ball Corporation.

32.1

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by Daniel W. Fisher, President and Chief Executive Officer of Ball Corporation.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Executive Vice President and Chief Financial Officer

Date:	November 3, 2022