Form 10-K
period 2022-12-31
BALL Corp
filed 2023-02-21
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 001-07349

Ball Corporation

State of Indiana	35-0160610
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9200 West 108th Circle
Westminster, Colorado	80021
(Address of registrant’s principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (303) 469-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without par value	BALL	New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $21.6 billion based upon the closing market price and common shares outstanding as of June 30, 2022.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 16, 2023
Common Stock, without par value	314,424,560 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy statement to be filed with the Commission within 120 days after December 31, 2022, to the extent indicated in Part III.

Ball Corporation

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2022

PART I.

Item 1. Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of aluminum packaging for the beverage, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our sustainable, aluminum packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace segment. In 2022, our total consolidated net sales were $15.35 billion. Our packaging businesses were responsible for 87 percent of our net sales, with the remaining 13 percent contributed by our aerospace business.

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

We are headquartered in Westminster, Colorado, and our stock is listed for trading on the New York Stock Exchange under the ticker symbol BALL.

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

Sustainability and Circularity

At Ball Corporation, we believe in our people, our culture and our ability to deliver value to our stakeholders. Like uncompromising integrity and customer focus, sustainability and circularity are part of our Drive for 10 vision and have been a part of who we are since our founding in 1880.

Our triple bottom-line approach to sustainability – environmental, economic and social – has evolved over the past 20 years and, together with our objective of providing truly circular economic solutions for our customers, is the lens through which we continue to conduct business at every level of our organization. Sustainability and circularity constitute a key part of our business strategy and influence how we manage and operate our businesses, serve our customers, care for the environment and our communities, secure profits and drive long-term prosperity.

We focus our sustainability and circularity efforts on environmental, social and governance (ESG) impacts through the lenses of product stewardship and social impacts, exhibited through our commitment to achieve a science-based 55 percent reduction in our greenhouse gas (GHG) footprint by 2030 and net zero carbon emissions prior to 2050, as well as human capital management, including diversity and inclusion, and community engagement. In our manufacturing operations around the world, we work on continuous improvement of employee safety and engagement, energy and water efficiency, reducing greenhouse gas emissions, waste reduction and recycling. Our commitment extends beyond our walls and includes purchasing aluminum from certified sustainable sources and reducing value chain emissions in order to facilitate achievement of Ball’s and its customers’ GHG reduction objectives.

Today’s consumers are choosing brands based on their sustainability and circularity credentials. Ball customers understand this growing priority and their unique position in impacting the environment, especially through the packaging materials they use. Infinitely recyclable aluminum unlocks the full potential of packaging to help customers convey their values and purpose to consumers. We are committed to moving toward a truly circular economy, where materials can be – and actually are – used again and again.

Aluminum cans, bottles and cups are an attractive option for sustainability-conscious brands with commitments to real world recyclability and increasing their usage of recycled materials in consumer packaging. Unlike plastic, glass, cartons or compostable containers, aluminum containers are designed to be recycled infinitely without losing quality and retain a high economic value, pushing aluminum collection, sorting and recycling rates to the highest of any beverage packaging material. That is why 75 percent of all aluminum ever produced is still in use today. In addition, growing sustainability compliance costs for substrates with less favorable circularity credentials continue to see their costs of ownership rise in several regions.

Aluminum beverage packaging is the leader in real recycling, where the package is collected and then transformed into an item of equal value (product-to-product or material-to-material recycling). In the case of aluminum cans, bottles or cups, which are monomaterial, the aluminum can be recycled and made back into the same product in as little as 60 days. In contrast, only 10 percent of all plastic ever produced has been recycled and is mostly only downcycled. Downcycled products, including but not limited to when plastic is converted to become part of a sneaker or fibers in a carpet, are not sustainable because eventually those products end up in landfills. Real recycling happens when the value of the product being recycled is maintained from one use to another.

Because recycling aluminum saves resources and uses significantly less energy than primary aluminum production, we are innovating and collaborating with our customers, supply chain, industry groups and other public and private partners to establish and financially support initiatives to increase recycling rates around the world. We work together to create effective collection and recycling systems and educate consumers about the sustainability and circularity benefits of aluminum packaging. During 2022 the company proactively supported further expansion of Deposit Return Systems

(DRS) and Extended Producer Responsibility (EPR) programs in several regions. For example, Colorado signed an EPR program into law in 2022 requiring companies who sell packaging products to fund a statewide recycling system to recycle those materials.

Our aerospace business plays a role in sustainability as well. More and more, our systems are measuring key elements of the physical environment and supporting environmental monitoring and operational weather forecasting programs, as well as providing environmental intelligence on weather, the Earth's climate system, precipitation, drought, GHG emissions and air pollution, as well as wildlife, vegetation and other biodiversity measurements. The data captured through Ball built instruments and satellites enable and enhance understanding of the Earth’s ecosystem and help scientists to pinpoint more accurately what type of GHGs and pollutants are being emitted, where they are coming from, and a precise idea of where they are moving.

At Ball our sustained long-term success depends not only on our products and our operations, but on an engaged workforce. We continue to invest in recruiting to ensure we have the right people with the right skills in the right roles, and in developing our employees at every level and providing them with opportunities to advance their careers. We also are committed to embracing diversity and providing an inclusive environment where employees can thrive. A focus on diversity among individuals and teams helps to unleash ideas and fuel innovation, which drives growth and economic value throughout our global organization.

A healthy and sustainable business also depends on thriving communities. Ball’s commitment to the communities where we live and operate is an integral part of our corporate culture, as we continue to support organizations, programs and civic initiatives that advance sustainable livelihoods. Community engagement is how our company and our employees enrich the places where we live and work beyond providing jobs, benefits and paying local taxes. Through the Ball Foundation, corporate giving, employee giving and volunteerism, we invest in the future of the communities that sustain us. In 2022 Ball and its employees donated over $8 million supporting more than 2,800 non-profit organizations and logged more than 30,000 hours of volunteer service to non-profit organizations centered on building sustainable communities through recycling, education, and disaster preparedness and relief initiatives.

The company’s focus towards sustainability has been recognized by external organizations. For the fourth year in a row, Ball received an A- score in CDP’s climate change program. In addition, Ball maintained a MSCI AA ESG rating, was included on the 2022 Dow Jones Sustainability Index, and was recognized as one of America’s Most Responsible Companies by Newsweek.

Human Capital and Employees

Ball Corporation’s people are its greatest asset and we are proud to outline the material aspects of our human capital program. At the end of 2022, the company and its subsidiaries employed approximately 21,000 employees, including approximately 10,300 employees in the U.S. Details of collective bargaining agreements are included within Item 1A, Risk Factors of this annual report.

Our Culture

Embracing our rich 143-year history, we “know who we are,” a company that respects and values each of our employees and their collective desire to deliver value to all our stakeholders. We embrace our diversity and are “one Ball” in valuing:

●	Uncompromising integrity;
●	Being close to our customers;
●	Behaving like owners;
●	Focusing on attention to detail; and
●	Being innovative.

Diversity and Inclusion

Diversity and Inclusion (D&I) is embedded in our Drive for 10 vision and is key to the sustained success of our business. We established a dedicated D&I function in 2015 to build on our longstanding commitment to D&I across the company and included D&I as an integral part of our goals for sustainability. Over the past seven years, we have made meaningful progress on D&I, which has been recognized by external organizations, including Forbes, which recognized Ball among “America’s Best Employers for Diversity” in 2019, the American Association of People with Disabilities (AAPD), which recognized Ball as a best place to work for disability inclusion on the 2022 Disability Equality Index, and the Human Rights Campaign Foundation, which listed Ball among the “Best Places to Work for LGBTQ Equality” in five out of the last six years, including a perfect score on its Corporate Equality Index list in 2021 and 2022. Our dedicated D&I function reports directly to our Chief Human Resources Officer, and we understand that the key to success is shared accountability rather than designating a single owner for this critical area. Our focus to date has been on providing unconscious bias training for our global workforce, continuing to expand our Ball Network and Interest Groups (BNIs) in terms of quantity and geography and increasing awareness about the importance of D&I and each employee’s role in ensuring that we have a culture where people can bring their authentic selves to work and thrive. While we are proud of our progress, we know there is more work to do.

As we move forward, we are accelerating our D&I efforts with a sense of urgency. In June 2020, we instituted a new global cloud-based human capital management platform that has – among many other talent-focused features – enabled us to more fully understand employee demographics and identify how we can better enhance our diversity around the world. Going into 2023, we plan to introduce tools for inclusion in our learning management system to enhance the unconscious bias training we provide to our global workforce. We will also enhance the purpose and mission of our BNIs to better serve overall business objectives and will be preparing to launch an Inclusion Council led by our Vice President of Diversity and Inclusion and sponsored by our Chief Executive Officer and Chief Human Resources Officer. We continue to evolve our talent acquisition process and focus on diversity for internships, candidate slates, interview panels, talent reviews and succession planning. Each of our business segment leaders has committed to help drive further D&I progress during 2023 and beyond. Currently, 67 percent of our board of directors is either gender or ethnically diverse, including five female board members, and 44 percent of our company’s executive leadership team is either gender or ethnically diverse.

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

Training and Development

Our global human capital management platform enables rigorous identification, analysis and development of talent around the world. In conjunction with that platform, the company utilizes an approach to performance management focused on development and continuous improvement. This approach emphasizes ongoing performance conversations between managers and employees and a focus on mitigating bias in performance conversations, resulting in an enhanced employee developmental experience and data points for our talent discussions. Additionally, all employees have access to create a personal development plan and we have resources to support employees in their personal and professional development, including:

●	Continuous education through various tuition reimbursement programs, apprenticeship and instructional programs;
●	A learning management platform that has had significant employee utilization;
●	Monthly global leadership panel discussions and breakout groups focused on real-time topics, such as supporting team wellbeing, working through stressful times, setting individual development goals, maximizing team performance, sharing practical steps to better enable our collective focus on D&I and sharing other best practice leadership behaviors;
●	A new LinkedIn Learning platform for all corporate and packaging employees who work in an office setting;
●	Leadership and personal development coaching opportunities by teaming with BetterUp;
●	On-going education for people leaders around our Inspire, Connect, and Achieve leadership behaviors; and
●	Annual compliance, antitrust, bribery, corruption and business code of conduct and ethics training for key management level, sales and supply chain employees.

Employee Engagement

As part of our Drive for 10 vision, we seek to ensure that everyone at Ball is motivated to perform their best work every day. To further that objective, our engagement approach focuses on clear communication and recognition. We communicate through quarterly employee town hall meetings, at both the corporate and operating division levels, with business and market updates and information on production, safety, quality and other operating metrics. We also communicate company information through news releases, executive communications, digital signage and our weekly Ball eNews through the new BallConnect intranet, which are available to all employees. We have many recognition-oriented awards throughout our company, including our corporate and divisional awards of excellence, the Living Well Cup and global operations plant sustainability awards. We conduct regular company-wide engagement surveys, as well as periodic pulse surveys, which have generally indicated high levels of engagement and trust in Ball’s leadership, key strategies and initiatives.

Total Rewards

We have steadily upgraded our total rewards function over the past decade with the ongoing objective of acquiring, rewarding and retaining the best talent by providing total rewards that are competitive and performance based. Our compensation programs, including our long-standing EVA® based incentive plans, reflect our commitment to a pay-for-performance philosophy that drives shareholder value. Total direct compensation is positioned in a competitive range of the applicable market median in each jurisdiction, differentiated based on tenure, skills and performance, and designed to attract and retain the best talent.

Health, Safety and Wellness

The health, safety and wellness of all employees is a top priority at Ball. Our environmental, health and safety function and our operations executives partner to consistently reinforce policies and procedures that are designed to reduce workplace risks and ensure safe methods of plant production, including through regular training and reporting on injuries and lost-time incidents. Over the past 15 years, we have sponsored a variety of health and wellness programs designed to enhance the physical and mental well-being of our employees around the world. During 2020, the company expanded access to its existing Employee Assistance Program (EAP) to our entire global workforce. The EAP provides employees and their families access to mental health, stress management and other support resources essential to navigating life changes and challenges.

Additional information on our human capital programs can be found in the Ball Corporation Combined Report, which is available at www.ball.com/sustainability.

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

Beverage Packaging, North and Central America, Segment

Beverage packaging, North and Central America, is Ball’s largest segment, accounting for 44 percent of consolidated net sales in 2022. Aluminum beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Aluminum beverage containers and ends are produced at 18 manufacturing facilities in the U.S., one in Canada and two in Mexico. The beverage packaging, North and Central America, segment also includes interests in three investments that are accounted for using the equity method. In the third quarter of 2022, Ball announced the permanent closure of its aluminum beverage can manufacturing facilities in Phoenix, Arizona, and St. Paul, Minnesota. The Phoenix facility ceased production in the fourth quarter of 2022, and the St. Paul facility ceased production in the first quarter of 2023.

According to publicly available information and company estimates, the North American beverage container industry represents approximately 140 billion units. Five companies manufacture substantially all of the aluminum beverage containers in the U.S., Canada and Mexico. Ball shipped approximately 52 billion aluminum beverage containers in North and Central America in 2022, which represented approximately 37 percent of the aggregate shipments in these countries. Historically, sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage containers produced by Ball in the U.S., Canada and Mexico are made of aluminum. In North and Central America, a diverse base of no fewer than ten global suppliers provide almost all of our aluminum can and end sheet requirements.

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

Beverage Packaging, EMEA, Segment

The beverage packaging, EMEA, segment accounted for 25 percent of Ball’s consolidated net sales in 2022. Our EMEA region operations include 17 facilities throughout Europe and one facility each in Cairo, Egypt, and Manisa, Turkey. In the third quarter of 2022, Ball completed the sale of its aluminum beverage packaging business located in Russia, which included three aluminum beverage can manufacturing facilities. For the countries in which we currently operate, not including Russia, the beverage container market is approximately 90 billion containers, and we are the largest producer with an estimated 39 percent of shipments in this region. The regions served by our beverage packaging, EMEA, segment, including Egypt and Turkey, are highly regional in terms of sales growth rates and packaging mix. Four companies manufacture substantially all of the metal beverage containers in EMEA. Our EMEA beverage facilities, not including Russia, shipped 35 billion beverage containers in 2022, all of which were made from aluminum. The company has announced plans to construct additional plants in Pilsen, Czech Republic, and Northamptonshire, U.K. Both facilities are expected to begin production in the first half of 2023.

Historically, sales volumes of metal beverage containers in EMEA tend to be highest during the period from May through August, with a smaller increase in demand leading up to the winter holiday season in the U.K. Much like in other parts of the world, the aluminum beverage container competes aggressively with other packaging materials used by the beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is utilized in the carbonated soft drink, beer, juice and water industries. These trends are evolving, however, as customers, regulators and non-governmental organizations continue to press for more sustainable packaging in the wake of the global pollution crisis. More and more brands are choosing aluminum beverage packaging because of its infinite recyclability and other sustainability credentials. Using a new calculation implemented by the European Union (EU) in 2022, the overall recycling rate for aluminum beverage cans in the EU, Switzerland, Norway and Iceland was approximately 73 percent in 2020.

Raw material supply contracts in this region generally have longer term agreements. Six aluminum suppliers provide almost all of our aluminum can and end sheet requirements. The company minimizes its exchange rate risk using derivative and supply contracts in local currencies. We limit our exposure to changes in the cost of aluminum as a result of the inclusion of provisions in our aluminum beverage container sales contracts to pass through aluminum price changes, as well as through the use of derivative instruments.

Beverage Packaging, South America, Segment

The beverage packaging, South America, segment accounted for 14 percent of Ball’s consolidated net sales in 2022. Our operations consist of 12 facilities—9 in Brazil and one each in Argentina, Chile and Paraguay. In the third quarter, Ball permanently ceased operations at its aluminum beverage can manufacturing facility in Santa Cruz, Brazil, and temporarily reduced production across its remaining Brazilian beverage can manufacturing footprint. For the countries where we operate, the South American beverage container market is approximately 40 billion containers, and we are the largest producer in this region with an estimated 46 percent of South American shipments in 2022. Four companies currently manufacture substantially all of the aluminum beverage containers in Brazil.

The company’s South American beverage facilities shipped approximately 19 billion aluminum beverage containers in 2022. Historically, sales volumes of beverage containers in South America tend to be highest during the period from September through December. In South America, two suppliers provide virtually all our aluminum can and end sheet requirements with certain requirements also being imported from Asia.

We limit our exposure to changes in the cost of aluminum as a result of the inclusion of provisions in our aluminum beverage container sales contracts to pass through aluminum price changes, as well as through the use of derivative instruments.

Aerospace Segment

Ball’s aerospace segment, which accounted for 13 percent of consolidated net sales in 2022, includes national defense hardware, antenna and video tactical solutions, civil and operational space hardware and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 98 percent of segment sales in 2022.

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

Backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog in the aerospace segment was $2.97 billion and $2.47 billion at December 31, 2022 and 2021, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2022 backlog includes $1.52 billion expected to be recognized in revenues during 2023, with the remainder expected to be recognized in revenues in the years thereafter. Amounts included in backlog for certain firm government orders, which are subject to annual funding, were $1.61 billion and $1.05 billion at December 31, 2022 and 2021, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations, revenues and earnings due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards. Uncertainties in the federal government budgeting process could delay the funding, or even result in cancellation of certain programs currently in our reported backlog.

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

Beverage Packaging, Other

Our aluminum beverage packaging operations in the beverage packaging, other, segment consist of four facilities – two in India and one each in Saudi Arabia and Myanmar. Our aluminum can and end sheet requirements are provided by several suppliers. Our manufacturing facility in Saudi Arabia, Ball United Arab Can Manufacturing Company, is an investment 51 percent owned by Ball and consolidated in our results. Additionally, Ball has ownership interests in an equity method investment in Vietnam. During 2021, Ball sold its minority-owned investment in South Korea. For additional details, refer to Note 4 to the consolidated financial statements within Item 8 of this annual report

Aerosol Packaging

Our aluminum aerosol packaging operations manufacture and sell extruded aluminum aerosol containers, recloseable aluminum bottles across multiple consumer categories and aluminum slugs, which represented less than 5 percent of Ball’s consolidated net sales in 2022. There are 9 manufacturing facilities that manufacture these products – four in Europe and one each in the U.S., Canada, Brazil, Mexico and India. The aerosol packaging market in these countries shipped approximately 6.6 billion aluminum aerosol units in 2022 and we are one of the major producers in this combined area with shipments of 1.4 billion aluminum aerosol packaging containers, representing approximately 21 percent of total shipments in these markets. Our aluminum aerosol requirements are provided by several suppliers. In 2021, our aerosol business operations launched a new extruded, recloseable aluminum bottle line to provide a circular solution to plastic bottle pollution in personal care and other product categories.

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

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement; a Business Ethics Code of Conduct; and charters for its Audit Committee, Nominating/Corporate Governance Committee, Human Resources Committee and Finance Committee. These documents are available on the company’s website at www.ball.com/investors, under the link “Corporate Governance.” A copy may also be obtained upon request from the company’s corporate secretary. The company’s combined report and updates on Ball’s sustainability progress are available at www.ball.com/sustainability.

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

Our future revenue and operating results will depend on our ability to effectively manage the anticipated growth of our business. We have experienced fluctuations in the growth in demand for our products and services in recent years and are rebalancing our operations, managing our headcount and developing new and innovative product offerings to balance our supply positions with our customers’ requirements in each region. These circumstances have placed significant demands on our management as well as our financial and operational resources, and present several challenges, including:

●	rebalancing manufacturing capacity, maintaining quality and optimizing production;
●	identifying, attracting and retaining qualified personnel;
●	developing and retaining our global sales, marketing and administrative infrastructure and capabilities;
●	increasing our regulatory compliance capabilities, particularly in new lines of business;
●	optimizing our expertise in a number of disciplines, including marketing, licensing, and merchandising; and
●	implementing appropriate operational, financial and IT systems and internal controls.

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

The company had $9.00 billion of interest-bearing debt at December 31, 2022. Such indebtedness could have significant consequences for our business and any investment in our securities, including:

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

Our aluminum packaging products are subject to significant competition from substitute products, particularly plastic carbonated soft drink bottles made from PET, single serve and returnable beer bottles and other beverage containers made of glass, cardboard or other materials. Competition from plastic carbonated soft drink bottles is particularly intense in the U.S. and Europe, and competition from glass beer bottles has recently increased in Brazil. Certain of our aerospace products are also subject to competition from alternative products and solutions. There can be no assurance that our products will successfully compete against alternative products, which could result in a reduction in our profits or cash flows.

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

We derived approximately 45 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2022. The sizeable scope of operations inside and outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

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

The company’s financial results are exposed to currency exchange rate fluctuations and a significant proportion of assets, liabilities and earnings denominated in non-U.S. dollar currencies. The company presents its financial statements in U.S. dollars and has a significant proportion of its net assets, debt and income in non-U.S. dollar currencies, primarily the euro, as well as the currencies of Argentina, Egypt, Turkey and other emerging markets. The company’s financial results and capital ratios are therefore sensitive to movements in currency exchange rates.

We manage our exposure to currency fluctuations, particularly our exposure to fluctuations in the euro to U.S. dollar exchange rate to attempt to mitigate the effect of cash flow and earnings volatility associated with exchange rate changes. We primarily use derivative instruments to manage our currency exposures and, as a result, we experience gains and losses on these derivative positions which are offset, in part, by the impact of currency fluctuations on existing assets and liabilities.

We are vulnerable to fluctuations and disruptions in the supply and price of raw materials.

We purchase aluminum and other raw materials and packaging supplies, including dunnage, from several sources. While all such materials and supplies are available from independent suppliers, they are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and sometimes use derivative instruments to seek to manage our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities at reasonable prices. Economic, financial, and operational factors, including strikes or labor shortages, as well as governmental action, could impact our suppliers, thereby causing supply shortages. Increases in raw material costs, including potential increases due to tariffs, sanctions, or other trade actions, could have a material adverse effect on our business, financial condition or results of operations. Global supply chain disruptions can negatively impact our results. In the Americas, Europe and Asia, some contracts do not allow us to pass along increased raw material costs and we generally use derivative agreements to seek to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase. Due to the fixed-price contracts, increased prices could decrease our sales volume over time. The delayed timing in recovering the pass-through of increasing raw material costs may also impact our short-term profitability and certain costs due to price increases or supply chain inefficiencies may be unrecoverable, which would also impact our profitability. In addition, in view of recent increases in our raw material and other production costs, we initiated a comprehensive cost pass-through program across all our businesses beginning in the second half of 2021, which is ongoing, to seek to recover from our customers the full amount of those cost increases over time.

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

We have a significant amount of goodwill recorded on our consolidated balance sheet as of December 31, 2022. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of our reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

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

U.S. GAAP and SEC accounting and reporting changes are common. These changes could have significant effects on our reported results when compared to prior periods and other companies and may even require us to retrospectively adjust prior periods. Additionally, material changes to the presentation of transactions in the consolidated financial statements could impact key ratios that investors, analysts and credit rating agencies use to assess or rate Ball’s performance and could ultimately impact our ability to access the credit markets in an efficient manner.

A material weakness in our internal control over financial reporting could, if not remediated, result in material misstatements in our financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is identified, management could conclude that internal control over financial reporting is not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control—An Integrated Framework (2013).” If a material weakness is identified, a remediation plan would be designed to address the material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. As of December 31, 2022, the company had no material weaknesses.

We face risks related to health epidemics, pandemics and other outbreaks, including the ongoing COVID-19 pandemic, which could adversely affect our business.

The circumstances of the ongoing COVID-19 pandemic and responses thereto continue to evolve. The products produced and services provided by Ball have been deemed essential and, as a result, relevant governments around the world have allowed our operations to continue through the pandemic. COVID-19 and its related variants, or another different future pandemic, could give rise to circumstances that cause one or more of the following risk factors to occur:

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

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to some of the raw materials, including epoxy-based coatings utilized in our container making process. Epoxy-based coatings may contain Bisphenol-A (BPA). Scientific evidence evaluated by regulatory agencies in the U.S., Canada, Europe, Japan, Australia and New Zealand has consistently shown these coatings to be safe for food contact at current levels, and these regulatory agencies have stated that human exposure to BPA from epoxy-based container coatings is well below safe exposure limits set by government bodies worldwide. A significant change in these regulatory agency statements, adverse information concerning BPA or other chemicals present in our coatings, or rulings made within certain federal, state, provincial and local jurisdictions could have a material adverse effect on our business, financial condition or results of operations. Ball recognizes that significant interest exists in non-epoxy based coatings, and we have been proactively working with coatings suppliers and our customers to transition to alternative coatings. In addition, various U.S. states have passed or are contemplating legislation restricting, and the EU is reviewing a proposal to restrict, the use of materials that contain intentionally added per- and polyfluoroalkyl substances (PFAS), which may require the company to continue to incur costs to convert existing coatings to accommodate PFAS-free coatings. To mitigate these risks, the Company is working with its suppliers to require them to remove PFAS-containing coatings from our products.

Earnings and cash flows can be impacted by changes in tax laws.

As a U.S.-based multinational business, the company is subject to income tax in the U.S. and numerous jurisdictions outside the U.S., including recent OECD, European Commission and other trans-national initiatives that seek to impose minimum tax thresholds on most multi-national companies. The relevant tax rules and regulations are complex, often changing and, in some cases, are interdependent. If these or other tax rules and regulations should change, the company’s earnings and cash flows could be impacted.

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

The company’s IT systems, or any third party’s system on which the company relies, as well as those of our suppliers and customers, could fail on their own accord or may be vulnerable to a variety of interruptions or shutdowns, including interruptions or shutdowns due to natural disasters, power outages or telecommunications failures, terrorist attacks or failures during the process of upgrading or replacing software or hardware. Increased global IT security threats and more sophisticated and targeted computer crime also pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, as well as to the security and data of our suppliers and customers. As a provider of products and services to government and commercial customers, our aerospace business in particular may be the target of cyber-attacks, including attempts to gain unauthorized access to classified or sensitive information and networks. The company has a number of shared service centers where many of the company’s IT systems are concentrated and any disruption at such a location could impact the company’s business within the operating zones served by the impacted service center. Certain IT-related risks may be heightened due to the transitional support we are providing to the Russian beverage packaging business since its sale to Russian owners in September 2022.

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

As of December 31, 2022, 9 percent of our North American employees and 38 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, cash flows or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

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

Ball’s manufacturing locations for significant packaging operations, which are owned or leased by the company, are set forth below. Facilities in the process of being constructed, or that have permanently ceased production, have been excluded from the list. In addition to the facilities listed, the company leases other warehousing space.

Beverage packaging, North and Central America, locations:

●	Bowling Green, Kentucky
●	Conroe, Texas
●	Fairfield, California
●	Findlay, Ohio
●	Fort Atkinson, Wisconsin
●	Fort Worth, Texas
●	Glendale, Arizona
●	Golden, Colorado
●	Goodyear, Arizona
●	Kapolei, Hawaii
●	Kent, Washington
●	Monterrey, Mexico
●	Monticello, Indiana
●	Pittston, Pennsylvania
●	Queretaro, Mexico
●	Rome, Georgia
●	Saint Paul, Minnesota (closed in the first quarter of 2023)
●	Saratoga Springs, New York
●	Tampa, Florida

●	Wallkill, New York
●	Whitby, Ontario, Canada
●	Williamsburg, Virginia

Beverage packaging, EMEA, locations:

●	Belgrade, Serbia
●	Bierne, France
●	Cabanillas del Campo, Spain
●	Cairo, Egypt
●	Ejpovice, Czech Republic
●	Fosie, Sweden
●	Fredericia, Denmark
●	Gelsenkirchen, Germany
●	La Selva, Spain
●	Lublin, Poland
●	Ludesch, Austria
●	Manisa, Turkey
●	Mantsala, Finland
●	Milton Keynes, United Kingdom
●	Mont, France
●	Nogara, Italy
●	Wakefield, United Kingdom
●	Waterford, Ireland
●	Widnau, Switzerland

Beverage packaging, South America, locations:

●	Aguas Claras, Brazil
●	Asuncion, Paraguay
●	Brasilia, Brazil
●	Buenos Aires, Argentina
●	Extrema, Brazil
●	Frutal, Brazil
●	Jacarei, Sao Paulo, Brazil
●	Manaus, Brazil
●	Pouso Alegre, Brazil
●	Recife, Brazil
●	Santiago, Chile
●	Tres Rios, Rio de Janeiro, Brazil

Beverage packaging, Other, locations:

●	Dammam, Saudi Arabia
●	Mumbai, India
●	Sri City, India
●	Yangon, Myanmar

Aerosol packaging locations:

●	Ahmedabad, India
●	Beaurepaire, France
●	Bellegarde, France
●	Devizes, United Kingdom
●	Itupeva, Brazil
●	San Luis Potosí, Mexico
●	Sherbrooke, Quebec, Canada
●	Velim, Czech Republic
●	Verona, Virginia

Aluminum cups location:

●	Rome, Georgia

Item 3. Legal Proceedings

Details of the company’s legal proceedings are included in Note 22 to the consolidated financial statements within Item 8 of this annual report.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Ball Corporation common stock is listed for trading on the New York Stock Exchange under the ticker symbol BALL. There were 6,739 common shareholders of record on February 16, 2023.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2022.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2022	—	$—	—	19,657,010
November 1 to November 30, 2022	—	—	—	19,657,010
December 1 to December 31, 2022	—	—	—	19,657,010
Total	—	—	—
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 50 million shares were authorized for repurchase by Ball’s Board of Directors.

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2022. The graph assumes $100 was invested on December 31, 2017, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

Total Return to Stockholders
(Assumes $100 Investment on 12/31/2017)
$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
BALL
S&P 500
DJ US Containers & Packaging

Total Return Analysis

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
BALL	$100.00	$122.65	$173.97	$252.58	$263.00	$141.42
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
DJ US Containers & Packaging	100.00	79.85	100.28	118.67	129.17	103.73

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we have made progress on each of the levers as follows:

●	Maximizing value in our existing businesses by leveraging our aluminum container production capabilities across our global plant network to meet global demand, improving efficiencies and amplifying our sustainability credentials through Aluminum Stewardship Initiative certification across our global aluminum container and end facilities in North America, South America and Europe; leveraging plant floor and integrated planning systems to reduce costs and manage contractual provisions across our diverse customer base; successfully acquiring and integrating a large global aluminum beverage business and regional aluminum aerosol facility while also divesting underperforming assets; and in the aluminum aerosol business, installing new extruded aluminum aerosol lines in our European, Mexican and Indian facilities while also implementing cost-out and value-in initiatives across all of our businesses;

●	Expanding further into new products and capabilities through delivering the broadest aluminum beverage and bottle portfolio, commercializing our lightweight, infinitely recyclable aluminum cup and providing next-generation extruded aluminum aerosol packaging that utilizes proprietary technology to significantly lightweight our products; and successfully introducing new specialty beverage cans and aluminum bottle-shaping technology;

●	Aligning ourselves with the right customers and markets by prudently investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent approximately 50 percent of our global beverage packaging mix; aligning with growing beverage customers and brand categories and other new beverage producers who continue to use aluminum beverage containers to grow their business; and in our aluminum cup business, establishing partnerships with food service providers, fast casual restaurants and event venues and utilizing online platforms and North American retailers to provide infinitely recyclable aluminum cups directly to consumers.

●	Broadening our geographic reach with our acquisition of Rexam in June 2016 and our new investments in beverage manufacturing facilities in the United States, Brazil, Paraguay, Spain, Czech Republic, United Kingdom, Mexico, Myanmar and Panama, as well as extruded aluminum aerosol manufacturing facilities in North America, Europe, India and Brazil, and the start-up of our aluminum cups business in the U.S.; and

●	Leveraging our technological expertise in packaging innovation, including the introduction of our new proprietary, brandable lightweight aluminum cup and providing next-generation aluminum bottle-shaping technologies for new categories, occasions and refillable offerings through the increased production of lightweight ReAl® containers and which utilize technology that increases the strength of aluminum used in the manufacturing process while lightweighting the can by up to 30 percent over a standard aluminum aerosol can, as well as leveraging our aerospace technologies and competencies to deliver exquisite space-based environmental, weather and defense monitoring solutions such as methane monitoring, weather prediction, LIDAR capabilities and hypersonics to preserve and protect our planet through enabling our aerospace customers with actionable ecosystem-related and intelligence data and resilient national security architectures.

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

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed on February 16, 2021, for a comparison of our 2021 results of operations to the 2020 results.

Global Economic Environment

In 2022 data indicated a sharp rise in inflation in the regions where we operate. Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, changes in interest rates, and changing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We cannot predict with any certainty the impact that rising interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any resurgence of COVID-19, its variants or any future pandemic, or the continuation or escalation of the military conflict between Russia and Ukraine, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2022	2021	2020

Net sales	$15,349	$13,811	$11,781
Net earnings attributable to Ball Corporation	719	878	585
Net earnings attributable to Ball Corporation as a % of net sales	5%	6%	5%

Sales in 2022 were $1,538 million higher compared to 2021 primarily due to the pass through of higher aluminum prices and the delayed recoverability of inflationary costs, partially offset by currency translation.

Net earnings attributable to Ball Corporation in 2022 were $159 million lower than 2021 primarily due to increased manufacturing and inflationary costs and net charges from the impairment of Russian long-lived assets and the gain from the sale of Ball’s Russian aluminum beverage packaging business, partially offset by the gain on sale of our remaining equity investment in Ball Metalpack, lower pension settlement charges in 2022 than in 2021 and lower depreciation expense. In 2023 we expect to improve year-over-year results through fixed cost savings from rightsizing production and the contractual recovery of 2022 inflationary costs.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $12,766 million in 2022 compared to $11,085 million in 2021. These amounts represented 83 percent and 80 percent of consolidated net sales for the years ended 2022 and 2021, respectively. The increase year-over-year is primarily due to higher manufacturing costs, general inflationary cost pressures and global supply chain transportation disruptions. To mitigate these recent cost trends, we have established a commercial cost recovery program that is designed to help us recover a significant portion of those cost increases that fall outside our normal customer contracts. Additionally, we took actions to normalize inventory levels and reduce fixed and variable costs heading into 2023 that we expect will improve financial results.

Depreciation and Amortization

Depreciation and amortization expense was $672 million in 2022 compared to $700 million in 2021. These amounts represented 4 percent and 5 percent of consolidated net sales for the years ended 2022 and 2021, respectively. Amortization expense in 2022 and 2021 included $135 million and $152 million, respectively, for the amortization of acquired Rexam intangibles.The decrease compared to the same period in 2021 is primarily due to revised estimated useful lives of the company’s manufacturing equipment, buildings and certain assembly and test equipment, as well as the impairment and ultimate sale of the Russia aluminum beverage packaging business. See Note 4 for details regarding the sale of the Russian operations.

Effective July 1, 2022, Ball revised the estimated useful lives of all of its equipment and buildings included in the analysis, which resulted in a net reduction in depreciation expense of approximately $49 million ($37 million after tax, or $0.12 per diluted share) for the year ended December 31, 2022, as compared to the amount of depreciation expense that would have been recognized by utilizing the prior depreciable lives. This change in useful lives is expected to reduce depreciation expense by approximately $49 million for the six months ended June 30, 2023, for those assets included in the revision analysis.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $626 million in 2022 compared to $593 million in 2021. These amounts represented 4 percent of consolidated net sales for 2022 and 2021. The increase in SG&A expenses was primarily due to higher accounts receivable factoring costs, partially offset by lower personnel costs during the fourth quarter.

Business Consolidation Costs and Other Activities

Business consolidation costs and other activities were $71 million in 2022 compared to $142 million in 2021. These amounts represented less than 1 percent and 1 percent of consolidated net sales for 2022 and 2021, respectively. The amounts in 2022 included impairment losses on Russia’s long-lived asset group, the gain on sale of Ball’s Russian aluminum beverage packaging business, the gain on sale of Ball’s remaining equity method investment in Ball Metalpack, charges related to a Brazilian customer’s contract breach, facility shutdown costs, charges for employee severance and benefits related to cost-out activities and a charge related to a donation to the Ball Foundation. The amounts in 2021 included a non-cash pension settlement charge of $135 million and gains resulting from Brazilian indirect tax rulings of $22 million. Further details regarding business consolidation costs and other activities, including the Russian impairment and gain on sale, are provided in Note 10 and Note 4, respectively.

Interest Expense

Total interest expense was $330 million in 2022 compared to $283 million in 2021. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings increased by approximately 10 basis points from 3.4 percent in 2021 to 3.5 percent in 2022 due to an increase in global interest rates. Increased debt levels in 2022 compared to 2021 further contributed to higher interest expense for the year.

Tax Provision

The company’s effective tax rate is affected by recurring items such as income earned in non-U.S. jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year.

The 2022 effective income tax rate was 18.0 percent compared to 15.5 percent for 2021. As compared with the statutory U.S. federal income tax rate of 21 percent, the 2022 effective income tax rate was reduced by 3.2 percent for the impact of the U.S. research and development credit and by 2.8 percent for the impact of non-U.S. rate differences including tax holidays. These reductions were partially offset by an increase of 2.3 percent for U.S. state and local taxes and by 1.6 percent for equity compensation related impacts. While these items are expected to recur, the potential magnitude of each item is uncertain.

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

Beverage Packaging, North and Central America

	Years Ended December 31,
($ in millions)	2022	2021	2020

Net sales	$6,696	$5,856	$5,076
Comparable operating earnings	642	681	683
Comparable operating earnings as a % of segment net sales	10%	12%	13%

In the third quarter of 2022, Ball announced the permanent closure of its aluminum beverage can manufacturing facilities in Phoenix, Arizona, and St. Paul, Minnesota. The Phoenix facility ceased production in the fourth quarter of 2022, and the St. Paul facility ceased production in the first quarter of 2023.

Segment sales in 2022 were $840 million higher compared to 2021 primarily due to the pass through of higher aluminum prices, partially offset by unfavorable price/mix.

Comparable operating earnings in 2022 were $39 million lower compared to 2021 primarily due to unfavorable fixed cost absorption, higher inflationary costs and unfavorable customer mix, partially offset by favorable contractual terms, cost pass throughs and lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives. In 2023 we expect to improve year-over-year results through fixed cost savings from rightsizing production and the contractual recovery of 2022 inflationary costs.

Beverage Packaging, EMEA

	Years Ended December 31,
($ in millions)	2022	2021	2020

Net sales	$3,854	$3,509	$2,945
Comparable operating earnings	358	452	354
Comparable operating earnings as a % of segment net sales	9%	13%	12%

Segment sales in 2022 were $345 million higher compared to 2021 primarily due to the pass through of higher aluminum prices, favorable price/mix and 4 percent volume growth, partially offset by approximately $400 million from unfavorable currency translation and the sale of the Russian aluminum beverage packaging business.

Comparable operating earnings in 2022 were $94 million lower compared to 2021 primarily due to approximately $40 million from unfavorable currency translation, the impact of higher inflation, energy costs, supply disruptions across the region and the sale of the Russian aluminum beverage packaging business, partially offset by the pass through of higher aluminum prices, volume growth and lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives.

During the third quarter of 2022, and further to the Russian invasion of Ukraine, the company sold its Russian business, composed of three manufacturing facilities, for total cash consideration of $530 million. The historical operations and results of the Russian aluminum packaging business, including the gain on sale, are included in the beverage packaging, EMEA segment. See Note 4 to the consolidated financial statements within Item 8 of this annual report for additional discussion regarding the sale and its impact to Ball’s financial results.

A summary of the results of the Russian aluminum packaging business and the non-Russian components of the beverage packaging, EMEA, segment, for the years ended December 31, 2022 and 2021, are shown below:

	Year Ended December 31,
($ in millions)	2022	2021

Net sales
Russia	$554	$594
Non-Russia	3,300	2,915
Beverage packaging, EMEA, segment	$3,854	$3,509

Comparable operating earnings
Russia	$86	$129
Non-Russia	272	323
Beverage packaging, EMEA, segment	$358	$452

The Russian sales and comparable operating earnings figures in the above table include historical support by Russia for non-Russian regions. See Note 4 to the consolidated financial statements within Item 8 of this annual report for additional discussion regarding the sale.

Beverage Packaging, South America

	Years Ended December 31,
($ in millions)	2022	2021	2020

Net sales	$2,108	$2,016	$1,695
Comparable operating earnings	275	348	280
Comparable operating earnings as a % of segment net sales	13%	17%	17%

To ensure supply/demand balance and optimize low-cost production, the company ceased operations at its Santa Cruz, Brazil, beverage can manufacturing facility during the third quarter of 2022, and temporarily reduced production across its remaining Brazilian beverage can manufacturing footprint.

Segment sales in 2022 were $92 million higher compared to 2021 primarily due to the contractual pass through of higher aluminum prices and price/mix, partially offset by 6 percent lower volumes.

Comparable operating earnings in 2022 were $73 million lower compared to 2021 primarily due to lower volumes, unfavorable regional customer/product mix and fixed cost absorption in Brazil, partially offset by the contractual pass through of costs and lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives. In 2023 we expect to improve year-over-year financial results through fixed cost savings from rightsizing production.

Aerospace

	Years Ended December 31,
($ in millions)	2022	2021	2020

Net sales	$1,977	$1,911	$1,741
Comparable operating earnings	170	169	153
Comparable operating earnings as a % of segment net sales	9%	9%	9%

Segment sales in 2022 were $66 million higher compared to 2021, and comparable operating earnings were $1 million higher, primarily due to the company’s new program wins, backlog growth and related backlog liquidation through contract performance, offset by supply chain inefficiencies and cost increases/inflationary pressures during 2022.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 98 percent of segment sales in 2022 and 97 percent in 2021. The aerospace contract mix in 2022 consisted of 40 percent cost-type contracts, which are billed at our costs plus an agreed-upon and/or earned profit component, and 57 percent fixed-price contracts. The remaining sales were for time and materials contracts.

Backlog for the aerospace segment at December 31, 2022 and 2021, was $2.97 billion and $2.47 billion, respectively. The actual amount of funding received in the future may be higher or lower than our estimate of potential contract value. The segment has numerous outstanding bids for future contract awards. The backlog at December 31, 2022, consisted of 35 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

	Years Ended December 31,
($ in millions)	2022	2021	2020

Cash flows provided by (used in) operating activities	$301	$1,760	$1,432
Cash flows provided by (used in) investing activities	(786)	(1,639)	(1,181)
Cash flows provided by (used in) financing activities	485	(894)	(602)

Cash flows provided by operating activities were $301 million in 2022, primarily driven by net earnings of $732 million, depreciation and amortization of $672 million and business consolidation and other costs of $71 million, partially offset by working capital outflows of $924 million and pension contributions of $124 million. In comparison to the same period in 2021, and after adjusting for the impact of capital expenditures, our working capital movements reflect an increase in days sales outstanding of 7 days in 2022, an increase in inventory days on hand of 14 days in 2022 and a decrease in days payable outstanding of 6 days in 2022.

Cash outflows from investing activities were $786 million in 2022 predominantly driven by $1.65 billion in capital expenditures, partially offset by $455 million net cash received for the sale of our Russian aluminum beverage packaging business, net of the cash on the disposed business, and $298 million received for the for the sale of our remaining 49 percent owned equity investment in Ball Metalpack.

Cash inflows from financing activities were $485 million in 2022, primarily driven by the issuance of $750 million of 6.875% senior notes due 2028, $394 million of borrowings under short-term uncommitted credit facilities and $200 million of borrowings under the company’s long-term revolving facility, partially offset by the repayment of $738 million of 4.375% senior notes, net share repurchases of $582 million and common stock dividends of $254 million.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $2.04 billion and $1.74 billion at December 31, 2022, and December 31, 2021, respectively. A total of $488 million and $308 million were available for sale under these programs at December 31, 2022 and 2021, respectively.

As of December 31, 2022, approximately $546 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases totaled $618 million in 2022 and $766 million in 2021. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings.

In the second quarter of 2022, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $300 million of its common shares using cash on hand and available borrowings. In the third quarter of 2022, Ball settled the agreement and received a total of 4.34 million shares with the average price paid per share of $69.06.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $9.00 billion and $7.78 billion was outstanding at December 31, 2022 and 2021, respectively.

During 2022, Ball issued $750 million of 6.875% senior notes due in 2028, redeemed $738 million of outstanding euro denominated 4.375% debt and completed the closing of its new revolving and term loan senior secured credit facilities that refinanced its existing senior secured credit facilities entered into in 2019. The company’s senior credit facilities include a $1.35 billion term loan and long-term, multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. During 2021, Ball issued $850 million of 3.125% senior notes due in 2031 and redeemed the outstanding 5% senior notes due in March 2022 in the amount of $748 million.

At December 31, 2022, approximately $1.49 billion was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until June 2027. In addition to these facilities, the company had approximately $990 million of short-term uncommitted credit facilities available at December 31, 2022, of which $112 million was outstanding and due on demand.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

Some of Ball’s loan agreements use the London Inter-Bank Offered Rate (LIBOR) in determining interest rates. The company is continually evaluating the impact that the transition from its LIBOR-based interest rate loan agreements to Secured Overnight Financing Rate (SOFR) based interest rate agreements will have on its consolidated financial statements. Based on our most current understanding, the LIBOR to SOFR transition is not expected to have a material impact on our financial condition, results of operations or cash flows.

We were in compliance with all loan agreements at December 31, 2022, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. As of December 31, 2022, the company could borrow an additional $2.32 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details about our debt are available in Note 15 to the consolidated financial statements within Item 8 of this annual report.

Defined Benefit Pension Plans

The company closed its pension plans to all non-unionized new entrants in the United States effective for anyone hired after December 31, 2021. New employees instead receive a non-elective 401(k) company contribution that is expected to approximate the legacy pension benefit. Anyone employed by Ball prior to that date is unaffected by this change.

Other Liquidity Measures

Given the on-going growth projects in our businesses being undertaken to support EVA-enchancing contacted volumes, in 2023, we expect capital expenditures to be in the range of $1.2 billion and we intend to return approximately $250 million to shareholders in the form of dividends. We further intend to utilize our operating cash flows to pay down debt and, to the extent available, repurchase Ball common stock or fund acquisitions that meet our rate of return criteria.

We have committed contracts to purchase raw materials and we align these purchase commitments with long-term sales contracts with our customers such that any commitment to purchase aluminum and other direct materials corresponds to a contractual sale. These aluminum purchase commitments include pass-through provisions which generally result in proportional changes in both sales and costs of sales; however, there may be timing differences of when the costs are passed through.

The company’s growth and asset maintenance plans require capital expenditures over the next years, which will be funded by operating cash flows and external borrowings. Approximately $810 million of capital expenditures were contractually committed as of December 31, 2022. Maturities for Ball’s long-term debt are disclosed in Note 15 to the consolidated financial statements within Item 8 of this annual report. Repayments of debt and other operational cash requirements will also be funded by operating cash flows and external borrowings. The company has no material off-balance sheet arrangements.

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

The following summarized financial information relates to the obligor group as of and for the years ended December 31, 2022 and 2021. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Year Ended	Year Ended
($ in millions)	December 31, 2022	December 31, 2021

Net sales	$9,975	$8,083
Gross profit (a)	996	910
Net earnings	635	432
Net earnings attributable to Ball Corporation	635	432
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $261 million and $210 million for the years ended December 31, 2022 and 2021, respectively.

	December 31,	December 31,
($ in millions)	2022	2021

Current assets	$2,478	$2,575
Noncurrent assets	15,764	14,818
Current liabilities	6,032	5,067
Noncurrent liabilities	10,790	10,989

Included in the amounts disclosed in the tables above, at December 31, 2022 and 2021, the obligor group held receivables due from other subsidiary companies of $477 million and $436 million, respectively, long-term notes receivable due from other subsidiary companies of $9.89 billion and $9.22 billion, respectively, payables due to other subsidiary companies of $2.22 billion and $2.03 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.21 billion and $1.99 billion, respectively.

For the years ended December 31, 2022 and 2021, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $1.50 Billion and $803 million, respectively, net credits from them of $19 million and $18 million, respectively, and net interest income from them of $329 million and $337 million, respectively. During the years ended December 31, 2022 and 2021, the obligor group received dividends from other subsidiary companies of $18 million and $269 million, respectively.

A description of the terms and conditions of the company’s debt guarantees is located in Note 23 to the consolidated financial statements within Item 8 of this annual report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “believes,” and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements and they should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. Ball undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in Ball’s Form 10-K, which are available on Ball’s website and at www.sec.gov. Additional factors that might affect: a) Ball’s packaging segments include product capacity, supply, and demand constraints and fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather and related events such as drought, wildfires, storms, hurricanes, tornadoes and floods; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; changes in major customer or supplier contracts or loss of a major customer or supplier; inability to pass through increased costs; war, political instability and sanctions, including relating to the situation in Russia and Ukraine and its impact on Ball’s supply chain and its ability to operate in Europe, the Middle East and Africa regions generally; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and orders affecting goods produced by Ball or in its supply chain, including imported raw materials; b) Ball’s aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) Ball as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory actions or issues including those related to tax, environmental, social and governance reporting, competition, environmental, health and workplace safety, including U.S. Federal Drug Administration and other actions or public concerns affecting products filled in Ball’s containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; inflation; rates of return on assets of Ball’s defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies, including policies, orders, and actions related to COVID-19; reduced cash flow; interest rates affecting Ball’s debt; and successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on Ball’s operating results and business generally.

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

Commodity Price Risk

Aluminum

We manage commodity price risk in connection with market price fluctuations of aluminum through two different methods. First, we enter into container sales contracts that include aluminum-based pricing terms that generally reflect the same price fluctuations included in commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass-through aluminum component pricing. Second, we use derivative instruments as economic and cash flow hedges of commodity price risk where there are material differences between sales and purchase contracted pricing and volume.

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

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing and receivables factoring costs. To achieve these objectives, we may use a variety of derivative instruments to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2022, included pay-fixed interest rate swaps and options which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2022, assumed floating rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a 100-basis point increase in interest rates would result in an estimated $10 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Currency Exchange Rate Risk

Our objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages earnings translation volatility through the use of currency derivative strategies, and the change in the fair value of those derivatives is recorded in the company’s net earnings. Our currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company may use derivative instruments to manage significant currency exposures.

Considering the company’s derivative financial instruments outstanding at December 31, 2022, and the various currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar would result in an estimated $15 million after-tax reduction in net earnings over a one-year period. A hypothetical 10 percent adverse change in the U.S. dollar’s currency exchange rates would increase our forecasted average debt balance by approximately $170 million. Actual changes in market prices or rates may differ from hypothetical changes.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ball Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, of comprehensive earnings (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Estimated Costs at Completion for Aerospace Fixed-Price Contracts

As described in Notes 1 and 3 to the consolidated financial statements, net sales for the aerospace segment were $2.0 billion for the year ended December 31, 2022, including sales under fixed-price long-term contracts, which are primarily recognized using percentage-of-completion accounting under the cost-to-cost method. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections related to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. Throughout the period of contract performance, management regularly evaluates and, if necessary, revises its estimates of total contract revenue, total contract cost, and extent of progress toward completion.

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

February 21, 2023

We have served as the Company’s auditor since at least 1962. We have not been able to determine the specific year we began serving as auditor of the Company.

Consolidated Statements of Earnings

Ball Corporation

	Years Ended December 31,
($ in millions, except per share amounts)	2022	2021	2020

Net sales	$15,349	$13,811	$11,781

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(12,766)	(11,085)	(9,323)
Depreciation and amortization	(672)	(700)	(668)
Selling, general and administrative	(626)	(593)	(525)
Business consolidation and other activities	(71)	(142)	(262)
	(14,135)	(12,520)	(10,778)

Earnings before interest and taxes	1,214	1,291	1,003

Interest expense	(312)	(270)	(275)
Debt refinancing and other costs	(18)	(13)	(41)
Total interest expense	(330)	(283)	(316)

Earnings before taxes	884	1,008	687
Tax (provision) benefit	(159)	(156)	(99)
Equity in results of affiliates, net of tax	7	26	(6)
Net earnings	732	878	582
Net earnings (loss) attributable to noncontrolling interests	13	—	(3)
Net earnings attributable to Ball Corporation	$719	$878	$585

Earnings per share:
Basic	$2.27	$2.69	$1.79
Diluted	$2.25	$2.65	$1.76

Weighted average shares outstanding: (000s)
Basic	316,433	325,989	326,260
Diluted	320,008	331,615	332,815

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings (Loss)

Ball Corporation

	Years Ended December 31,
($ in millions)	2022	2021	2020

Net earnings	$732	$878	$582

Other comprehensive earnings (loss):
Currency translation adjustment	99	19	(215)
Pension and other postretirement benefits	(73)	392	118
Derivatives designated as hedges	(181)	70	102
Total other comprehensive earnings (loss)	(155)	481	5
Income tax (provision) benefit	58	(109)	(49)
Total other comprehensive earnings (loss), net of tax	(97)	372	(44)

Total comprehensive earnings	635	1,250	538
Comprehensive earnings (loss) attributable to noncontrolling interests	13	—	(3)
Comprehensive earnings attributable to Ball Corporation	$622	$1,250	$541

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation

	December 31,
($ in millions)	2022	2021

Assets
Current assets
Cash and cash equivalents	$548	$563
Receivables, net	2,594	2,560
Inventories, net	2,179	1,795
Other current assets	168	305
Total current assets	5,489	5,223
Noncurrent assets
Property, plant and equipment, net	7,053	6,502
Goodwill	4,235	4,378
Intangible assets, net	1,417	1,688
Other assets	1,715	1,923
Total assets	$19,909	$19,714

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$1,408	$15
Accounts payable	4,383	4,759
Accrued employee costs	236	349
Other current liabilities	981	830
Total current liabilities	7,008	5,953
Noncurrent liabilities
Long-term debt	7,540	7,722
Employee benefit obligations	847	1,205
Deferred taxes	540	665
Other liabilities	447	484
Total liabilities	16,382	16,029

Equity
Common stock (682,144,408 shares issued - 2022; 680,944,867 shares issued - 2021)	1,260	1,220
Retained earnings	7,309	6,843
Accumulated other comprehensive earnings (loss)	(679)	(582)
Treasury stock, at cost (368,036,369 shares - 2022; 360,101,024 shares - 2021)	(4,429)	(3,854)
Total Ball Corporation shareholders' equity	3,461	3,627
Noncontrolling interests	66	58
Total equity	3,527	3,685
Total liabilities and equity	$19,909	$19,714

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation

	Years Ended December 31,
($ in millions)	2022	2021	2020

Cash Flows from Operating Activities
Net earnings	$732	$878	$582
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	672	700	668
Business consolidation and other activities	71	142	262
Deferred tax provision (benefit)	(2)	35	17
Other, net	(248)	(115)	9
Working capital changes, excluding effects of acquisitions and dispositions:
Receivables	(305)	(863)	(135)
Inventories	(458)	(464)	(64)
Other current assets	(42)	(24)	5
Accounts payable	(83)	1,312	66
Accrued employee costs	(101)	(1)	84
Other current liabilities	84	159	(35)
Other, net	(19)	1	(27)
Cash provided by (used in) operating activities	301	1,760	1,432
Cash Flows from Investing Activities
Capital expenditures	(1,651)	(1,726)	(1,113)
Business acquisitions, net of cash acquired	—	—	(69)
Business dispositions, net of cash sold	759	112	(17)
Other, net	106	(25)	18
Cash provided by (used in) investing activities	(786)	(1,639)	(1,181)
Cash Flows from Financing Activities
Long-term borrowings	4,851	850	2,552
Repayments of long-term borrowings	(3,884)	(750)	(2,794)
Net change in short-term borrowings	394	(2)	(20)
Acquisitions of treasury stock	(618)	(766)	(57)
Common stock dividends	(254)	(229)	(198)
Other, net	(4)	3	(85)
Cash provided by (used in) financing activities	485	(894)	(602)

Effect of exchange rate changes on cash	(21)	(29)	(74)

Change in cash, cash equivalents and restricted cash	(21)	(802)	(425)
Cash, cash equivalents and restricted cash – beginning of year	579	1,381	1,806
Cash, cash equivalents and restricted cash – end of year	$558	$579	$1,381

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other		Total
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Shareholders'
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2019	676,302	$1,178	(351,667)	$(3,122)	$5,803	$(910)	$70	$3,019
Net earnings	—	—	—	—	585	—	(3)	582
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(44)	—	(44)
Common dividends, net of tax benefits	—	—	—	—	(197)	—	—	(197)
Treasury stock purchases	—	—	(775)	(54)	—	—	—	(54)
Treasury shares reissued	—	—	503	28	—	—	—	28
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	3,222	(11)	—	—	—	—	—	(11)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Other activity	—	—	—	18	1	—	—	19
Balance at December 31, 2020	679,524	1,167	(351,939)	(3,130)	6,192	(954)	62	3,337
Net earnings	—	—	—	—	878	—	—	878
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	372	—	372
Common dividends, net of tax benefits	—	—	—	—	(227)	—	—	(227)
Treasury stock purchases	—	—	(8,507)	(766)	—	—	—	(766)
Treasury shares reissued	—	—	345	33	—	—	—	33
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,421	53	—	—	—	—	—	53
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Other activity	—	—	—	9	—	—	—	9
Balance at December 31, 2021	680,945	1,220	(360,101)	(3,854)	6,843	(582)	58	3,685
Net earnings	—	—	—	—	719	—	13	732
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(97)	—	(97)
Common dividends, net of tax benefits	—		—	—	(253)	—	—	(253)
Treasury stock purchases	—	—	(8,417)	(618)	—	—	—	(618)
Treasury shares reissued	—	—	482	32	—	—	—	32
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,199	40	—	—	—	—	—	40
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Other activity	—	—	—	11	—	—	—	11
Balance at December 31, 2022	682,144	$1,260	(368,036)	$(4,429)	$7,309	$(679)	$66	$3,527

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

Ball Corporation

Notes to the Consolidated Financial Statements

Recoverability of Goodwill

On an annual basis, in the fourth quarter, and at interim periods as circumstances require, the company performs a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, which includes an evaluation as to whether there have been significant changes to macro-economic factors related to the reporting unit. If the qualitative analysis concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the company performs a quantitative impairment test to determine the fair value of the reporting unit and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value.

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

Depreciation and Amortization

Property, plant and equipment are carried at the cost of acquisition or construction. Repairs and maintenance costs, including labor and material costs for major improvements such as annual production line overhauls, are expensed as incurred, unless those costs substantially increase the useful lives or capacity of the existing assets. Assets are depreciated and amortized using the straight-line method over their estimated useful lives, generally 5 to 50 years for buildings and improvements and 2 to 23 years for machinery and equipment. Finite-lived intangible assets, excluding capitalized software costs, are generally amortized over their estimated useful lives of 3 to 18 years. Capitalized software is generally amortized over estimated useful lives of 3 to 7 years. The company periodically reviews these estimated useful lives and when appropriate, changes are made prospectively. During 2022, the company completed an evaluation of the estimated useful lives of its manufacturing equipment, buildings and certain assembly and test equipment. See Note 10 for additional discussion.

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

Disaggregation of Sales

The company disaggregates net sales by reportable segments, as disclosed in Note 3, and based on the timing of transfer of control for goods and services, as disclosed in Note 5. The transfer of control for goods and services may occur at a point in time or over time; in other words, sales may be recognized over the course of the underlying contract, or they may occur at a single point in time based upon the transfer of control. The company determined that disaggregating sales into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of sales and cash flows are affected by economic factors. As disclosed in Note 3, the company’s business consists of four reportable segments, which encompass disaggregated product lines and geographical areas: (1) beverage packaging, North and Central America; (2) beverage packaging, EMEA; (3) beverage packaging, South America; and (4) aerospace.

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

For acquisitions where the company acquires a controlling interest and previously owned an equity investment in the entity, the company will recognize in earnings, upon the completion of the acquisition, a gain or loss related to the company’s prior equity investment. This gain or loss is calculated based on the fair value of the equity investment as compared to the carrying value of the existing equity investment on the date of acquisition.

Ball Corporation

Notes to the Consolidated Financial Statements

When the company purchases additional interests of consolidated subsidiaries, the difference between the fair value and carrying value of the noncontrolling interests acquired is accounted for in the common stock line within shareholders' equity.

Business Consolidation and Other Activities

The company estimates its liabilities for business closure activities by accumulating detailed estimates of costs and asset sale proceeds, if any, for each business consolidation initiative. This includes the estimated costs of employee severance, pension and related benefits; impairment of property and equipment and other assets, including estimates of net realizable value; accelerated depreciation; termination payments for contracts and leases; contractual obligations; and any other qualifying costs related to the exit plan. These estimated costs are grouped by specific projects within the overall exit plan and are then monitored on a periodic basis. Such charges represent management’s best estimates, however, they require assumptions about the plans that may change over time. Changes in estimates for individual locations and other matters are evaluated periodically to determine if a change in estimate is required for the overall restructuring plan. Subsequent changes to the original estimates are included in current earnings and identified as business consolidation gains or losses.

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

Research and Development Costs

Research and development costs are expensed as incurred in connection with the company’s programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $55 million, $56 million and $47 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Stranded taxes in accumulated other comprehensive earnings (loss) are reclassified to the consolidated statement of earnings when the activity that generated the deferred gains and losses has fully ceased.

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging commercial risk exposures to fluctuations in interest rates, currency exchange rates, raw material costs and common share prices. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. The company values each derivative financial instrument either by using a single valuation technique based on observable market inputs performed internally or by obtaining valuation information from a reliable and observable market source. For a derivative designated as a cash flow hedge, the derivative's mark to fair value is initially recorded as a component of accumulated other comprehensive earnings (loss) and subsequently reclassified into earnings when the hedged item affects earnings, unless it is probable that the forecasted transaction will not occur. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of cash flows, derivative activities are classified based on the cash flows of the items being hedged, except for those activities that are hedging the effect of exchange rate changes on cash, which are presented in investing activities.

Upon the dedesignation of an effective derivative contract, the gains or losses are deferred in accumulated other comprehensive earnings (loss) until the originally hedged item affects earnings unless it is probable the hedged item will not occur at which time it is recognized immediately. Any gains or losses incurred after the dedesignation date are recorded in earnings immediately.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Risks and Uncertainties

Global Economic Environment

In 2022, data indicated a sharp rise in inflation in the regions where we operate. Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, changes in interest rates, and changing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We cannot predict with any certainty the impact that rising interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any resurgence of COVID-19, its variants or any future pandemic, or the continuation or escalation of the military conflict between Russia and Ukraine, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of the current global economic environment in the near term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at December 31, 2022, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

In addition to the above potential impacts on the estimates used in preparing financial statements, the current global economic environment has the potential to increase Ball’s vulnerabilities to near-term severe impacts related to certain concentrations in its business. In line with other companies in the packaging and aerospace industries, Ball makes the majority of its sales and significant purchases to or from a relatively small number of global, or large regional, customers and suppliers. Furthermore, Ball makes the majority of its sales from a small number of product lines. The potential of the current global economic environment to affect a significant customer or supplier, or to affect demand for certain products to a significant degree, heightens the vulnerability of Ball to these concentrations.

2. Accounting Pronouncements

Recently Adopted Accounting Standards

Government Assistance Disclosure

In 2021, new guidance was issued by the Financial Accounting Standards Board (FASB) related to the disclosure of government assistance received. The adoption of this new guidance did not have a material effect on the company’s consolidated financial statements.

Ball Corporation

Notes to the Consolidated Financial Statements

Reference Rate Reform

In 2020, new guidance was issued by the FASB related to global reference rates reform. The adoption of this new guidance did not have a material effect on the company’s consolidated financial statements.

New Accounting Guidance and Disclosure Requirements

Supply Chain Finance Obligations

In 2022, new guidance was issued by the FASB with the goal of enhancing transparency around supply chain finance arrangements for which a supplier may receive early payments on their invoices. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to meet the disclosure requirements in the first quarter of 2023.

3. Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments outlined below.

Beverage packaging, North and Central America: Consists of operations in the U.S., Canada and Mexico that manufacture and sell aluminum beverage containers throughout those countries.

Beverage packaging, EMEA: Consists of operations in numerous countries throughout Europe, as well as Egypt and Turkey, that manufacture and sell aluminum beverage containers throughout those countries. Ball sold its former operations located in Russia during the third quarter of 2022. See Note 4 for further details. Ball’s operations and results of its former Russian aluminum packaging business are included in the results of the beverage packaging, EMEA, business through the date of the disposal in the third quarter of 2022.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2022	2021	2020

Anheuser-Busch InBev and affiliates	13%	12%	13%
U.S. Government	12%	13%	14%
Coca-Cola Bottlers' Sales & Services Company LLC and affiliates	11%	10%	9%

Summary of Net Sales by Geographic Area (a)

($ in millions)	U.S.	Brazil	Other	Consolidated

2022	$8,487	$1,450	$5,412	$15,349
2021	7,284	1,458	5,069	13,811
2020	6,317	1,295	4,169	11,781

(a)	Revenue is attributed based on origin of sale and includes intercompany eliminations.

Summary of Net Long-Lived Assets by Geographic Area (a)

($ in millions)	U.S.	Brazil	U.K.	Other	Consolidated

As of December 31, 2022	$4,316	$1,193	$729	$2,530	$8,768
As of December 31, 2021	4,024	1,035	857	2,509	8,425
(a)	Long-lived assets exclude goodwill and intangible assets.

Ball Corporation

Notes to the Consolidated Financial Statements

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2022	2021	2020

Net sales
Beverage packaging, North and Central America	$6,696	$5,856	$5,076
Beverage packaging, EMEA	3,854	3,509	2,945
Beverage packaging, South America	2,108	2,016	1,695
Aerospace	1,977	1,911	1,741
Reportable segment sales	14,635	13,292	11,457
Other	714	519	324
Net sales	$15,349	$13,811	$11,781

Comparable operating earnings
Beverage packaging, North and Central America	$642	$681	$683
Beverage packaging, EMEA	358	452	354
Beverage packaging, South America	275	348	280
Aerospace	170	169	153
Reportable segment comparable operating earnings	1,445	1,650	1,470
Reconciling items
Other (a)	(25)	(65)	(55)
Business consolidation and other activities	(71)	(142)	(262)
Amortization of acquired intangibles	(135)	(152)	(150)
Earnings before interest and taxes	1,214	1,291	1,003
Interest expense	(312)	(270)	(275)
Debt refinancing and other costs	(18)	(13)	(41)
Total interest expense	(330)	(283)	(316)
Earnings before taxes	$884	$1,008	$687

(a)	Includes undistributed corporate expenses, net, of $82 million, $72 million and $58 million for the years ended December 2022, 2021 and 2020, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
($ in millions)	2022	2021	2020

Depreciation and amortization (a)
Beverage packaging, North and Central America	$219	$200	$184
Beverage packaging, EMEA	185	223	230
Beverage packaging, South America	143	141	142
Aerospace	78	65	53
Reportable segment depreciation and amortization	625	629	609
Other	47	71	59
Depreciation and amortization	$672	$700	$668

Capital expenditures
Beverage packaging, North and Central America	$621	$697	$367
Beverage packaging, EMEA	458	305	262
Beverage packaging, South America	267	334	159
Aerospace	142	198	174
Reportable segment capital expenditures	1,488	1,534	962
Other	163	192	151
Capital expenditures	$1,651	$1,726	$1,113
(a)	Includes amortization of acquired Rexam intangibles.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

4. Acquisitions and Dispositions

Russia

In the first quarter of 2022, the company announced that it was pursuing the sale of its aluminum beverage packaging business located in Russia. In the second quarter of 2022, Ball experienced deteriorating conditions and determined this constituted a triggering event for its Russian long-lived asset group. As a result, Ball performed a Level 3 expected cash flow recoverability analysis, using an income valuation approach with various scenarios, including a near-term sale of the business, to estimate the fair value of the long-lived assets, and recorded an impairment loss of $435 million during the second quarter of 2022. This non-cash charge has been presented in business consolidation and other activities.

In the third quarter of 2022, the company completed the sale of its Russian aluminum beverage packaging business for total cash consideration of $530 million and recorded a gain on disposal of $222 million in business consolidation and other activities. The gain on sale includes cumulative currency translation gains that were recorded in accumulated other comprehensive earnings (loss) and were released upon the complete liquidation of our investment in Russia that resulted upon the sale. The net gain also includes goodwill associated with our beverage packaging, EMEA, reporting unit that was allocated to the Russian disposal group at the date of sale. When considering the impairment loss recorded during the second quarter 2022 of $435 million, the impairment loss net of gain on the sale of the Russian business was $213 million for the year ended December 31, 2022. The impairment loss in the second quarter and the gain on sale in the third quarter were significantly impacted by movements in the U.S. dollar to Russian ruble exchange rates. Cash proceeds from the sale of $455 million, net of the cash on the disposed business, were received in the third quarter of 2022 and are presented in business dispositions, net of cash sold, in the consolidated statement of cash flows for the year ended December 31, 2022.

Ball Corporation

Notes to the Consolidated Financial Statements

In connection with this sale, Ball entered into a call option agreement that is contingently exercisable between September 2025 and September 2032, and if it becomes exercisable, will provide Ball the right to repurchase the business subject to the status of sanctions and certain other contingencies outside of Ball’s control. The option price, if exercised, would provide a customary compounded annual rate of return to the purchaser based on defined cash flows associated with the purchase and operation of the business from the purchase date through the exercise date of the option. Because the option strike price could limit the residual returns generated by the purchaser, if exercised, the option represents a variable interest retained by Ball in the Russian business. Based on the terms of the option relative to current market conditions in Russia, we determined that the option had an immaterial value at the date of sale. Neither the option nor any other terms in the sales agreement result in Ball being the primary beneficiary of the business and, therefore, it has been deconsolidated.

Ball Metalpack Investment

During the first quarter of 2022, Ball sold its remaining 49 percent owned equity method investment in Ball Metalpack to Sonoco, a global provider of consumer, industrial, healthcare and protective packaging, for total consideration of $298 million, all of which was received in cash in the first quarter of 2022. Ball’s carrying value of the investment before the sale was zero; therefore, a gain from the sale of $298 million is reported in business consolidation and other activities in the consolidated statement of earnings. Cash proceeds of $298 million related to the sale are presented in business dispositions, net of cash sold, in the consolidated statement of cash flows.

Ball also received proceeds from Ball Metalpack for the repayment of an outstanding promissory note and accrued interest of approximately $16 million, which was recorded as a gain in business consolidation and other activities in the consolidated statement of earnings.

South Korea Investment

In the third quarter of 2021, Ball sold its minority-owned investment in South Korea. Consideration for the transaction was cash of $120 million, of which $110 million was received and is presented in business dispositions, net of cash sold, within cash flows from investing activities in Ball’s 2021 consolidated statement of cash flows. In the fourth quarter of 2022, the remaining $10 million was received and is presented in business dispositions, net of cash sold, within cash flows from investing activities in Ball’s 2022 consolidated statement of cash flows. In the second quarter of 2021, the company recorded a loss of $5 million related to the disposal, which is presented in business consolidation and other activities in the consolidated statement of earnings. See Note 6 for further details.

Ball Corporation

Notes to the Consolidated Financial Statements

Brazil Aluminum Aerosol Packaging Business

In the third quarter of 2020, the company acquired the entire share capital of Tubex Industria E Comercio de Embalagens Ltda, an aluminum aerosol packaging business with a plant in Itupeva, Brazil, for the purchase price of $80 million, subject to customary closing adjustments, including initial cash consideration of $69 million plus potential additional consideration not to exceed $30 million in total over the subsequent three years. The business is part of Ball’s aerosol packaging operating segment. The transaction broadens the geographic reach of Ball’s aluminum aerosol packaging business, serving the growing Brazilian personal care market. In 2021, the company recorded credits of $6 million resulting from revisions to its estimate of contingent consideration, which is recorded in business consolidation and other activities in the company’s consolidated statement of earnings. See Note 6 for further details.

5. Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	($ in millions)
Year Ended December 31,	Point in Time	Over Time	Total

2022	$2,699	$12,650	$15,349
2021	2,459	11,352	13,811
2020	2,223	9,558	11,781

The company did not have any contract assets at December 31, 2022, 2021, or 2020. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2020	$108	$29
Increase (decrease)	164	9
Balance at December 31, 2021	272	38
Increase (decrease)	44	(26)
Balance at December 31, 2022	$316	$12

During the year ended December 31, 2022, contract liabilities increased by $18 million, which is net of cash received of $713 million and amounts recognized as sales of $695 million, the majority of which related to current contract liabilities. The amount of sales recognized during the year ended December 31, 2022, that was included in the company’s opening contract liabilities balance was $272 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payments. Current contract liabilities are classified within other current liabilities on the consolidated balance sheet and noncurrent contract liabilities are classified within other liabilities.

The company also recognized sales of $8 million and $16 million during the years ended December 31, 2022 and 2021, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of December 31, 2022	$1,437	$1,445	$2,882

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

6. Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/income included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2022	2021	2020

Beverage packaging, North and Central America	$(74)	$(6)	$(5)
Beverage packaging, EMEA	(227)	(7)	(10)
Beverage packaging, South America	(29)	9	1
Other	259	(138)	(248)
	$(71)	$(142)	$(262)

2022

Beverage Packaging, North and Central America

During 2022, the charges of $74 million primarily related to employee severance and benefits, accelerated depreciation, other shutdown costs resulting from closing the Phoenix, Arizona, facility in the fourth quarter of 2022, and the St. Paul, Minnesota, facility in the first quarter of 2023, and other charges.

Beverage Packaging, EMEA

During 2022, the charges of $227 million are primarily related to a non-cash impairment charge of $435 million for the Russian long-lived asset group and other charges, partially offset by a gain on sale of the Russian business of $222 million. See Note 4 for further details.

Beverage Packaging, South America

During 2022, the charges of $29 million are primarily related to a regional customer contract breach in Brazil and other charges. See Note 22 for further details.

Ball Corporation

Notes to the Consolidated Financial Statements

Other

During 2022, the income of $259 million is primarily related to a gain of $298 million for the sale of Ball’s remaining equity method investment in Ball Metalpack, partially offset by a charge related to a donation of $30 million to The Ball Foundation and other items. See Note 4 for further details on the sale of Ball Metalpack.

2021

Beverage Packaging, South America

During 2021, the company recorded a $22 million gain related to indirect tax gain contingencies in Brazil as these amounts are now estimable and realizable. The company’s Brazilian subsidiaries filed lawsuits in 2014 and 2015 to challenge the Brazilian tax authorities regarding the computation of certain indirect taxes, claiming amounts were overpaid to the tax authorities because the tax base included a “tax on tax” component. The amounts recorded in business consolidation and other activities relate to periods prior to 2020. See Note 22 for further details.

Other

During 2021, the company recorded charges of $138 million primarily related to a non-cash settlement loss for the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined benefit pension plans, which triggered settlement accounting. The settlement loss primarily reflects recognition of unamortized actuarial losses in these U.S. pension plans. See Note 17 for further details.

2020

Other

During 2020, the company recorded charges of $248 million primarily related to the following amounts:

●	Non-cash settlement losses of $120 million related to the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined benefit pension plans, which triggered settlement accounting. The settlement losses primarily reflect the recognition of aggregated unamortized actuarial losses in these U.S. pension plans. See Note 17 for further details.
●	A non-cash impairment charge of $62 million related to the goodwill of the new beverage packaging, other, operating segment. See Note 11 for further details.
●	A non-cash charge of $23 million resulting from the deterioration of China’s real estate market, which led the company to reduce the value of potential future consideration due as part of the sale of its China beverage packaging business.

Ball Corporation

Notes to the Consolidated Financial Statements

7. Supplemental Cash Flow Statement Disclosures

	December 31,
($ in millions)	2022	2021

Beginning of period:
Cash and cash equivalents	$563	$1,366
Current restricted cash (included in other current assets)	16	15
Total cash, cash equivalents and restricted cash	$579	$1,381

End of period:
Cash and cash equivalents	$548	$563
Current restricted cash (included in other current assets)	10	16
Total cash, cash equivalents and restricted cash	$558	$579

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

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the statement of cash flows. A summary of the PP&E acquired but not yet paid for is as follows:

	December 31,
($ in millions)	2022	2021

Beginning of period:
PP&E acquired but not yet paid	$540	$409

End of period:
PP&E acquired but not yet paid	$392	$540

8. Receivables, Net

	December 31,
($ in millions)	2022	2021

Trade accounts receivable	$1,373	$1,304
Unbilled receivables	746	727
Less: Allowance for doubtful accounts	(12)	(9)
Net trade accounts receivable	2,107	2,022
Other receivables	487	538
	$2,594	$2,560

Ball Corporation

Notes to the Consolidated Financial Statements

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $282 million and $278 million at December 31, 2022 and 2021, respectively, and included $267 million and $233 million at December 31, 2022 and 2021, respectively, representing the recognized sales value of performance that was not yet billable to customers. The average length of the long-term contracts was approximately two years, and the average length remaining on those contracts at December 31, 2022, was six months. At December 31, 2022, $269 million of net accounts receivables is expected to be collected within the next year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

Other receivables include income and sales tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

The company has entered into several regional uncommitted and committed accounts receivable factoring programs with various financial institutions for certain receivables of the company. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $2.04 billion and $1.74 billion at December 31, 2022 and 2021, respectively. A total of $488 million and $308 million were available for sale under these programs as of December 31, 2022 and 2021, respectively. The company has recorded $67 million, $41 million and $29 million of expense related to its factoring programs in 2022, 2021 and 2020, respectively, and has presented these amounts in selling, general, and administrative in its consolidated statements of earnings.

9. Inventories, Net

	December 31,
($ in millions)	2022	2021

Raw materials and supplies	$1,541	$1,064
Work-in-process and finished goods	729	821
Less: Inventory reserves	(91)	(90)
	$2,179	$1,795

10. Property, Plant and Equipment, Net

	December 31,
($ in millions)	2022	2021

Land	$187	$167
Buildings	2,159	2,081
Machinery and equipment	7,277	6,876
Construction-in-progress	1,504	1,179
	11,127	10,303
Accumulated depreciation	(4,074)	(3,801)
	$7,053	$6,502

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $507 million, $520 million and $488 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

During 2022, the company completed an evaluation of the estimated useful lives of its manufacturing equipment, buildings and certain assembly and test equipment. The company utilized a third-party appraiser to assist in the evaluation, which was performed as a result of the company’s experience with the duration over which its equipment can be utilized. Effective July 1, 2022, Ball revised the estimated useful lives of all of its equipment and buildings included in the analysis, which resulted in a net reduction in depreciation expense of approximately $49 million ($37 million after tax, or $0.12 per diluted share) for the year ended December 31, 2022, as compared to the amount of depreciation expense that would have been recognized by utilizing the prior depreciable lives.

As discussed in Note 4, in the second quarter of 2022, Ball recorded a non-cash impairment charge related to its Russian long-lived asset group, of which $296 million related to property, plant and equipment associated with the company’s Russian aluminum beverage packaging business, which resulted in fully impairing the assets that were subsequently disposed through the sale of the Russia aluminum beverage packaging business. See Note 4 for further details.

11. Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2020	$1,275	$1,573	$1,298	$40	$298	$4,484
Effects of currency exchange	—	(90)	—	—	(16)	(106)
Balance at December 31, 2021	$1,275	$1,483	$1,298	$40	$282	$4,378
Business dispositions	—	(101)	—	—	—	(101)
Effects of currency exchange	—	(40)	—	—	(2)	(42)
Balance at December 31, 2022	$1,275	$1,342	$1,298	$40	$280	$4,235

Goodwill in the above table is presented net of accumulated impairment losses of $62 million as of December 31, 2022, 2021 and 2020.

During 2022, the company sold its Russian aluminum beverage packaging business, which resulted in a $101 million decrease in goodwill in the beverage packaging, EMEA, segment. See Note 4 for additional details.

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

12. Intangible Assets, Net

	December 31,
($ in millions)	2022	2021

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $914 million at December 31, 2022, and $862 million at December 31, 2021)	$1,320	$1,593
Capitalized software (net of accumulated amortization of $204 million at December 31, 2022, and $187 million at December 31, 2021)	80	74
Other intangibles (net of accumulated amortization of $99 million at December 31, 2022, and $97 million at December 31, 2021)	17	21
	$1,417	$1,688

Ball Corporation

Notes to the Consolidated Financial Statements

Total amortization expense of intangible assets amounted to $165 million, $180 million and $180 million for the years ended December 31, 2022, 2021 and 2020, respectively including $135 million in 2022, $152 million in 2021 and $150 million in 2020 of amortization expense related to the acquired intangible assets. Based on intangible asset values and currency exchange rates as of December 31, 2022, total annual intangible asset amortization expense is expected to be $160 million, $156 million, $152 million, $146 million and $141 million for the years ending December 31, 2023 through 2027, respectively, and approximately $662 million combined for all years thereafter.

As discussed in Note 4, in the second quarter of 2022, Ball recorded a non-cash impairment charge related to its Russian long-lived asset group, of which $131 million related to acquired customer relationships and other intangibles associated with the company’s Russian aluminum beverage packaging business, which resulted in fully impairing the assets that were subsequently disposed through the sale of the Russia aluminum beverage packaging business. See Note 4 for further details

13. Other Assets

	December 31,
($ in millions)	2022	2021

Long-term pension assets	$355	$579
Right-of-use operating lease assets	434	420
Investments in affiliates	193	184
Long-term deferred tax assets	73	126
Other	660	614
	$1,715	$1,923

Investments in affiliates primarily includes the company’s 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam and an ownership interest of 50 percent in an entity in the U.S. In 2022, Ball sold its remaining equity method investment in Ball Metalpack and in 2021, Ball sold its minority-owned investment in South Korea. See Note 4 for further details of both transactions.

See Note 14, Note 16 and Note 17 for further details related to the company’s long-term right-of-use operating lease assets, deferred tax assets and pension assets, respectively.

14. Leases

The components of lease expense were as follows:

	December 31,
($ in millions)	2022	2021

Operating lease expense	$(110)	$(94)
Financing lease expense	(2)	(2)
Variable lease expense	(22)	(20)
Sublease income	3	3
Net lease expense	$(131)	$(113)

Ball Corporation

Notes to the Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows:

	December 31,
($ in millions)	2022	2021

Cash paid for amounts included in the measurements of lease liabilities:
Operating cash outflows for operating leases	$(99)	$(87)
Financing cash outflows for finance leases	(2)	(2)

ROU assets obtained in exchange for:
Operating lease obligations	118	182
Finance lease obligations	—	5

Supplemental balance sheet information related to leases was as follows:

		December 31,
($ in millions)	Balance Sheet Location	2022	2021

Operating leases:
Operating lease ROU asset	Other assets	$434	$420
Current operating lease liabilities	Other current liabilities	91	80
Noncurrent operating lease liabilities	Other liabilities	349	340
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	11	14
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	10	12

Weighted average remaining lease term and weighted average discount rate for the company’s leases were as follows:

	December 31,
	2022	2021

Weighted average remaining lease term in years:
Operating leases	10	10
Finance leases	6	7
Weighted average discount rate:
Operating leases	3.8%	3.7%
Finance leases	3.0%	3.0%

Ball Corporation

Notes to the Consolidated Financial Statements

Maturities of lease liabilities are as follows:

($ in millions)	Operating Leases	Finance Leases

2023	$104	$3
2024	84	3
2025	63	2
2026	50	1
2027	43	1
Thereafter	203	3
Future value of lease liabilities	547	13
Less: Imputed interest	(107)	(1)
Present value of lease liabilities	$440	$12

15. Debt and Interest Costs

Long-term debt and interest rates in effect consisted of the following:

	December 31,
($ in millions)	2022	2021

Senior Notes
4.00% due November 2023	$1,000	$1,000
4.375%, euro denominated, due December 2023	—	796
0.875%, euro denominated, due March 2024	803	853
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	589	625
6.875% due March 2028	750	—
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
Senior Credit Facility (at variable rates)
Term A loan due March 2024 (1.35% - 2021)	—	593
U.S. dollar revolver due June 2027 (5.64% - 2022)	200	—
Term A loan due June 2027 (5.44% - 2022)	1,350	—
Finance lease obligations	12	14
Other (including debt issuance costs)	(61)	(56)
	8,543	7,725
Less: Current portion	(1,003)	(3)
	$7,540	$7,722

In the second quarter of 2022, the company completed the closing of its new revolving and term loan senior secured credit facilities that refinanced its existing senior secured credit facilities entered into in 2019. The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At December 31, 2022, $1.49 billion was available under these revolving credit facilities. In addition to these facilities, the company had $293 million of committed short-term loans outstanding. The company also had approximately $990 million of short-term uncommitted credit facilities available at December 31, 2022, of which $112 million was outstanding and due on demand. At December 31, 2021, the company had $12 million outstanding under short-term uncommitted credit facilities. The weighted average interest rate of the outstanding short-term facilities was 6.71 percent at December 31, 2022, and 4.92 percent at December 31, 2021.

Ball Corporation

Notes to the Consolidated Financial Statements

In November 2022, Ball issued $750 million of 6.875% senior notes due in 2028, and in December the company redeemed the outstanding euro denominated 4.375% senior notes due in 2023 in the amount of $738 million.

The fair value of Ball’s long-term debt was estimated to be $7.99 billion and $8.03 billion at December 31, 2022 and 2021, respectively, compared to its carrying value of $8.54 billion and $7.73 billion in 2022 and 2021, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt, based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2022, have maturities (excluding unamortized debt issuance costs of $66 million) of $1.01 billion, $807 million, $1.00 billion, $752 million and $2.14 billion in the years ending 2023 through 2027, respectively, and $2.90 billion thereafter.

Letters of credit outstanding at December 31, 2022 and 2021, were $59 million and $62 million, respectively.

Total interest expense was $330 million, $283 million and $316 million, which included cash interest payments of $312 million, $276 million and $308 million, net of capitalized interest of $10 million, $17 million and $9 million and noncash financing fees of $16 million, $13 milllion and $15 million in 2022, 2021 and 2020, respectively.

In 2020, new guidance was issued related to global reference rates reform. Ball is continually evaluating the impact transitioning its LIBOR-based interest rate loan agreements to SOFR-based interest rate agreements will have on its consolidated financial statements. Based on the company’s most current understanding, the LIBOR to SOFR transition is not expected to have a material impact on its financial condition, results of operations or cash flows.

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

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. Ball was in compliance with the leverage ratio requirement at December 31, 2022 and 2021.

16. Taxes on Income

The amount of earnings (loss) before income taxes is:

	Years Ended December 31,
($ in millions)	2022	2021	2020

U.S.	$496	$146	$196
Non-U.S.	388	862	491
	$884	$1,008	$687

Ball Corporation

Notes to the Consolidated Financial Statements

The provision (benefit) for income tax expense is:

	Years Ended December 31,
($ in millions)	2022	2021	2020

Current
U.S.	$9	$(20)	$(33)
State and local	18	8	3
Non-U.S.	134	133	112
Total current	161	121	82

Deferred
U.S.	90	(7)	(44)
State and local	7	(4)	(5)
Non-U.S.	(99)	46	66
Total deferred	(2)	35	17
Tax provision (benefit)	$159	$156	$99

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2022	2021	2020

Statutory U.S. federal income tax	$186	$212	$144
Increase (decrease) due to:
Non-U.S. tax rate differences including tax holidays	(25)	(32)	2
Non-U.S. tax law and rate changes	12	43	18
U.S. tax reform (a)	—	(2)	(9)
Currency exchange (gain) loss on revaluation of Brazilian deferred tax balances	(4)	4	23
Global intangible low-taxed income (GILTI)	5	18	2
Permanent differences on business dispositions or impairments	(12)	4	20
U.S. state and local taxes, net	20	4	(2)
U.S. taxes on non-U.S. earnings, net of tax deductions and credits	4	4	5
U.S. research and development credits	(28)	(50)	(39)
Uncertain tax positions, including interest	(10)	(19)	(14)
Change in valuation allowances	(4)	(3)	17
Equity compensation related impacts	14	(10)	(47)
U.S. CARES Act	—	(10)	(16)
Other, net	1	(7)	(5)
Provision (benefit) for taxes	$159	$156	$99
Effective tax rate expressed as a percentage of pretax earnings	18.0%	15.5%	14.4%
(a)	Includes enacted regulatory changes during the year in connection with the U.S. Tax Cuts and Jobs Act (TCJA) signed into law in 2017.

Ball Corporation

Notes to the Consolidated Financial Statements

The company generally intends to limit distributions from non-U.S. subsidiaries to earnings previously taxed in the U.S., primarily as a result of the transition tax or tax on GILTI incurred pursuant to the TCJA. As of December 31, 2022, the company has $1.96 billion of adjusted retained earnings in non-U.S. subsidiaries. Of these undistributed earnings, $903 million were previously subjected to U.S. federal income tax. The company has accrued approximately $42 million for estimated non-U.S. withholding taxes on portions of the non-U.S. earnings that are not indefinitely reinvested. The company has not provided deferred taxes on any other outside basis differences in its investments in other non-U.S. subsidiaries as these other outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to any of these other outside basis differences is not practicable.

Ball’s Serbian and Polish subsidiaries benefit from tax holidays which reduced income taxes during the year by $3 million. These tax holidays have expiration dates ranging from 2026 to 2036. Several of Ball’s Brazilian subsidiaries benefit from various tax holidays with expiration dates ranging from 2023 to 2032. These tax holidays reduced income tax by $59 million or $0.18 per share, $74 million or $0.23 per share and $72 million or $0.22 per share for 2022, 2021 and 2020, respectively.

Net income tax payments were $143 million, $136 million and $157 million in 2022, 2021 and 2020, respectively.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2022	2021

Deferred tax assets:
Deferred compensation	$74	$127
Accrued employee benefits	66	79
Accrued pensions	74	113
Capitalized research and development	113	21
Net operating losses, non-U.S. tax credits and other tax attributes	413	523
Deferred interest	105	102
Operating lease liabilities	93	85
Other	180	159
Total deferred tax assets	1,118	1,209
Valuation allowance	(275)	(303)
Net deferred tax assets	843	906
Deferred tax liabilities:
Property, plant and equipment	(574)	(509)
Goodwill and other intangible assets	(484)	(543)
Pension assets	(89)	(146)
Operating lease right of use assets	(91)	(87)
Other	(72)	(160)
Total deferred tax liabilities	(1,310)	(1,445)
Net deferred tax asset (liability)	$(467)	$(539)

Ball Corporation

Notes to the Consolidated Financial Statements

The net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

	December 31,
($ in millions)	2022	2021

Other assets	$73	$126
Deferred taxes	(540)	(665)
Net deferred tax asset (liability)	$(467)	$(539)

At December 31, 2022, Ball has recorded deferred tax assets related to net operating and capital loss carryforwards of $214 million, deferred interest expense carryforwards of $105 million, and credit carryforwards for foreign taxes, research and development and various other business credits of $199 million. These attributes are spread across the regions in which the company operates, including Europe, North and Central America, Asia and South America, and generally have expiration periods beginning in 2023 to indefinite. Each has been assessed for realization as of December 31, 2022.

In 2022, the company’s overall valuation allowances decreased by a net $28 million. The decrease was primarily due to currency exchange fluctuations and the reduction of the valuation allowance related to the Indian beverage packaging business. These decreases were partially offset by increases due to nondeductible U.K. interest expense and certain U.S. tax credits, none of which are expected to be utilized in future periods. Ball’s 2022 effective tax rate was impacted by $4 million of the net change in the valuation allowance.

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

A roll forward of the company’s unrecognized tax benefits, as included in other noncurrent liabilities, related to uncertain income tax positions at December 31 follows:

($ in millions)	2022	2021	2020

Balance at January 1	$36	$55	$63
Additions based on tax positions related to the current year	—	—	1
Additions for tax positions of prior years	5	—	—
Reductions due to lapse of statute of limitations	(7)	(17)	(12)
Reductions due to business dispositions	(1)	—	—
Effect of currency exchange rates	(1)	(2)	3
Balance at December 31	$32	$36	$55

The annual provisions for income taxes included a tax benefit related to uncertain tax positions, including interest and penalties, of $10 million in 2022, $19 million in 2021 and $14 million in 2020.

Ball Corporation

Notes to the Consolidated Financial Statements

At December 31, 2022, the amounts of unrecognized tax benefits that, if recognized, would reduce tax expense were $30 million, inclusive of interest, penalties and the indirect benefits of related items. The company and its subsidiaries file income tax returns in the U.S. federal, various state, local and non-U.S. jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2014. With a few exceptions, the company is no longer subject to examination by state and local tax authorities for years prior to 2014. The company’s significant non-U.S. filings are in Argentina, Brazil, Canada, Chile, Czech Republic, Egypt, France, Germany, Mexico, Paraguay, Poland, Serbia, Spain, Sweden, Switzerland, Turkey and the U.K. The company’s non-U.S. statutes of limitations are generally open for years after 2018. At December 31, 2022, the company is either under examination or has been notified of a pending examination by tax authorities in Austria, Brazil, the Czech Republic, Egypt, France, Germany, India, the Netherlands, Poland, Saudi Arabia, Spain, Switzerland, the U.S. and various U.S. states.

Due primarily to potential expiration of certain statutes of limitations and settlements, it is reasonably possible that a decrease in the range of $4 million to $7 million in the total amount of unrecognized tax benefits may occur within the coming year, some of which would reduce income tax expense.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $3 million of tax benefit, $2 million of tax benefit and $2 million of tax benefit in 2022, 2021 and 2020, respectively, for potential interest on these items. At December 31, 2022, 2021 and 2020, the accrual for uncertain tax positions included potential interest expense of $4 million, $6 million and $6 million, respectively. The company has accrued penalties of $2 million in 2021 and $4 million in 2020.

17. Employee Benefit Obligations

	December 31,
($ in millions)	2022	2021

Underfunded defined benefit pension liabilities	$423	$582
Less: Current portion	(21)	(21)
Long-term defined benefit pension liabilities	402	561
Long-term retiree medical liabilities	94	135
Deferred compensation plans	286	441
Other	65	68
	$847	$1,205

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

Ball Corporation

Notes to the Consolidated Financial Statements

Defined Benefit Pension Plans

Amounts recognized in the consolidated balance sheets for the funded status of the company’s defined benefit pension plans consisted of:

	December 31,
	2022			2021
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Long-term pension asset	$—	$355	$355	$—	$579	$579
Defined benefit pension liabilities (a)	(254)	(169)	(423)	(344)	(238)	(582)
Funded status	$(254)	$186	$(68)	$(344)	$341	$(3)
(a)	Included is an unfunded, non-qualified U.S. plan obligation of $22 million at December 31, 2022, that has been annuitized with a corresponding asset of $21 million. At December 31, 2021, the unfunded non-qualified U.S. plan obligation of $32 million was annuitized with a corresponding asset of $28 million.

An analysis of the change in benefit accounts for 2022 and 2021 follows:

	December 31,
	2022				2021
($ in millions)	U.S.		Non-U.S.	Total	U.S.		Non-U.S.	Total

Change in projected benefit obligation:
Benefit obligation at prior year end	$2,304		$3,189	$5,493	$2,752		$3,479	$6,231
Service cost	88		10	98	83		13	96
Interest cost	54		47	101	50		36	86
Benefits paid	(200)		(140)	(340)	(143)		(150)	(293)
Net actuarial (gains) losses	(557)		(999)	(1,556)	(76)		(138)	(214)
Settlements and other	(20)	(a)	—	(20)	(362)	(a)	—	(362)
Plan amendments	—		—	—	—		—	—
Other	2		(1)	1	—		2	2
Effect of exchange rates	—		(304)	(304)	—		(53)	(53)
Benefit obligation at year end	1,671		1,802	3,473	2,304		3,189	5,493
Change in plan assets:
Fair value of assets at prior year end	1,960		3,530	5,490	2,085		3,753	5,838
Actual return on plan assets	(425)		(1,075)	(1,500)	205		(58)	147
Employer contributions (b)	100		3	103	187		5	192
Contributions to unfunded plans (b)	6		15	21	6		18	24
Benefits paid	(200)		(140)	(340)	(143)		(150)	(293)
Settlements and other	(24)	(a)	—	(24)	(380)	(a)	—	(380)
Other	—		2	2	—		2	2
Effect of exchange rates	—		(347)	(347)	—		(40)	(40)
Fair value of assets at end of year	1,417		1,988	3,405	1,960		3,530	5,490
Funded status	$(254)		$186	$(68)	$(344)		$341	$(3)
(a)	Includes the purchase of non-participating group annuity contracts and term-vested lump sum payments discussed below.
(b)	Employer contribtuions are presented in other, net, in the operating activities section in the consolidated statements of cash flows for the years ended December 31, 2022 and 2021.

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s German, Swedish and certain U.S. plans are unfunded and the liabilities are included in the consolidated balance sheets. Benefits are paid directly by the company to the participants.

Amounts recognized in accumulated other comprehensive earnings (loss), including other postemployment benefits, consisted of:

	December 31,
	2022			2021
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Net actuarial (loss) gain	$(208)	$(57)	$(265)	$(290)	$83	$(207)
Net prior service (cost) credit	14	(43)	(29)	15	(51)	(36)
Tax effect and currency exchange rates	58	9	67	80	(6)	74
	$(136)	$(91)	$(227)	$(195)	$26	$(169)

Net actuarial losses increased by $58 million during 2022, principally due to asset experience losses and participant demographic experience losses. These were offset by gains in actuarial assumptions, primarily the increase in global discount rates, and the effects of settlement accounting in the U.S., wherein deferred losses were released into the consolidated statement of earnings.

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,590 million and $2,171 million at December 31, 2022 and 2021, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $1,800 million and $3,185 million at December 31, 2022 and 2021, respectively. Following is the information for defined benefit plans with a projected benefit obligation, or an accumulated benefit obligation, in excess of plan assets:

	December 31,
	2022			2021
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Projected benefit obligation	$1,671	$181	$1,852	$2,304	$311	$2,615
Accumulated benefit obligation	1,590	178	1,768	2,171	307	2,478
Fair value of plan assets (a)	1,417	11	1,428	1,960	73	2,033
(a)	The German, Swedish and certain U.S. plans are unfunded and, therefore, there is no fair value of plan assets associated with these plans.

Ball Corporation

Notes to the Consolidated Financial Statements

Components of net periodic benefit cost were as follows:

	Years Ended December 31,
	2022			2021			2020
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$88	$10	$98	$83	$13	$96	$64	$13	$77
Interest cost	54	47	101	50	36	86	72	56	128
Expected return on plan assets	(108)	(61)	(169)	(117)	(65)	(182)	(119)	(85)	(204)
Amortization of prior service cost	1	2	3	1	3	4	2	2	4
Recognized net actuarial loss	28	4	32	45	5	50	40	5	45
Settlement losses and other one-time charges (a)	14	—	14	135	—	135	120	—	120
Net periodic benefit cost for Ball sponsored plans	$77	$2	$79	$197	$(8)	$189	$179	$(9)	$170
(a)	Settlement losses and other one-time charges resulted from regular lump sum payments, purchases of non-participating group annuity contracts, headcount reduction actions and terminated vested buy-out activities. These settlement losses were recorded in business consolidation and other activities. The company’s impacted U.S. pension obligations were remeasured in connection with the settlements.

Non-service pension income of $33 million in 2022, $42 million in 2021 and $27 million in 2020, is included in selling, general, and administrative (SG&A) expenses.

Contributions to the company’s defined benefit pension plans are expected to be approximately $33 million in 2023. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to the plans are expected to be approximately $282 million, $279 million, $283 million, $293 million and $296 million for the years ending December 31, 2023 through 2027, respectively, and approximately $1.57 billion in total for the years ending December 31, 2028 through 2032.

Weighted average assumptions used to determine benefit obligations for the company’s significant U.S. plans at December 31 were as follows:

	U.S.
	2022	2021	2020
Discount rate	5.52%	2.87%	2.49%
Rate of compensation increase	4.47%	4.48%	4.05%

Weighted average assumptions used to determine benefit obligations for the company’s significant European plans at December 31 were as follows:

	U.K.			Germany
	2022	2021	2020	2022	2021	2020
Discount rate	5.01%	1.81%	1.39%	3.69%	1.12%	0.80%
Rate of compensation increase	3.50%	3.50%	3.50%	2.68%	2.50%	2.50%
Pension increase	3.43%	3.64%	3.19%	1.80%	1.70%	1.50%

Ball Corporation

Notes to the Consolidated Financial Statements

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant U.S. plans for the years ended December 31 were as follows:

	U.S.
	2022	2021	2020
Discount rate	2.87%	2.49%	3.35%
Rate of compensation increase	4.48%	4.05%	4.03%
Expected long-term rate of return on assets	6.11%	6.32%	6.00%

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant European plans for the years ended December 31 were as follows:

	U.K.			Germany
	2022	2021	2020	2022	2021	2020
Discount rate	1.81%	1.39%	2.07%	1.12%	0.80%	1.11%
Rate of compensation increase	3.50%	3.50%	3.50%	2.50%	2.50%	2.50%
Pension increase	3.64%	3.19%	3.22%	1.70%	1.50%	1.50%
Expected long-term rate of return on assets	1.91%	1.74%	2.57%	N/A	N/A	N/A

The discount and compensation increase rates used above to determine the December 31, 2022, benefit obligations will be used to determine net periodic benefit cost for 2023. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $9 million increase in 2023 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an approximate $8 million increase to pension expense in 2023.

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

Actual results may differ from the company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. In 2022, the company recorded pension expense of $79 million for Ball-sponsored plans, including $10 million of settlement charges, and the company currently expects its 2023 pension expense to be $22 million, using currency exchange rates in effect at December 31, 2022. The expected decrease in pension expense is primarily the result of closing the U.S. pension plan to new entrants hired after December 31, 2021, a reduction in U.S. employees, an increase in discount rates and higher estimated return on pension plan assets for 2023.

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market-related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market-related value of plan assets used to calculate the expected return was $3,651 million for 2022, $5,633 million for 2021 and $5,573 million for 2020.

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

Target asset allocations are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Following are the target asset allocations established as of December 31, 2022:

	U.S.	U.K.

Cash and cash equivalents	—%	80-100	%(a)
Equity securities	20-40%	0-15%
Fixed income securities	40-70%	80-100	%(a)
Alternative investments	5-25%	—%
(a)	The combined target allocation for fixed income securities and cash and cash equivalents is 80 to 100 percent.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2022	2021
Cash and cash equivalents	2%	—%
Equity securities	16%	17%
Fixed income securities	77%	81%
Alternative investments	5%	2%
	100%	100%

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of pension assets and liabilities and their placement within the fair value hierarchy levels. The fair value hierarchy levels assigned to the company’s defined benefit plan assets are summarized in the tables below:

	December 31, 2022
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$13	$13
U.S. government, agency and asset-backed securities:
Municipal bonds	—	11	11
Treasury bonds	147	—	147
Other	—	4	4
Non-U.S. government bonds	—	11	11
Corporate bonds and notes:
Basic materials	—	4	4
Communications	—	18	18
Consumer discretionary	—	6	6
Consumer staples	—	17	17
Energy	—	12	12
Financials	—	99	99
Industrials	—	140	140
Information technology	—	8	8
Private placement	—	1	1
Utilities	—	49	49
Total level 1 and level 2	$147	$393	540
Other investments measured at net asset value (a)			877
Total assets			$1,417
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31, 2021
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$26	$26
U.S. government, agency and asset-backed securities:
Municipal bonds	—	25	25
Treasury bonds	106	—	106
Other	—	7	7
Non-U.S. government bonds	—	20	20
Corporate bonds and notes:
Basic materials	—	5	5
Communications	—	34	34
Consumer discretionary	—	20	20
Consumer staples	—	41	41
Energy	—	23	23
Financials	—	86	86
Industrials	—	283	283
Information technology	—	12	12
Private placement	—	1	1
Utilities	—	98	98
Other	—	1	1
Total level 1 and level 2	$106	$682	788
Other investments measured at net asset value (a)			1,172
Total assets			$1,960
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

	December 31,
($ in millions)	2022	2021

U.K. pension assets, at fair value:
Cash and cash equivalents	$29	$5
Equity commingled funds	51	7
U.K. government bonds	1,092	2,493
Other	20	7
Total level 1	1,192	2,512
Level 2: Investment funds - corporate bonds	688	844
Other investments measured at net asset value (a)	56	100
Total assets	$1,936	$3,456
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Other Postretirement Benefits

The company sponsors postretirement health care and life insurance plans for certain U.S. and Canadian employees. Employees may also qualify for long-term disability, medical and life insurance continuation and other postemployment

Ball Corporation

Notes to the Consolidated Financial Statements

benefits upon termination of active employment prior to retirement. All of the Ball-sponsored postretirement health care and life insurance plans are unfunded with the exception of life insurance benefits, which are self-insured. The benefit obligation associated with these plans was $105 million and $148 million as of December 31, 2022 and 2021, respectively, including current portions of $11 million and $12 million, respectively. Net periodic cost associated with these plans was income of $4 million, $1 million and $3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Weighted average assumptions used to determine benefit obligations for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2022	2021	2020	2022	2021	2020
Discount rate	5.45%	2.79%	2.39%	5.00%	2.75%	2.25%
Rate of compensation increase (a)	4.37%	4.37%	4.50%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

Weighted average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2022	2021	2020	2022	2021	2020
Discount rate	2.79%	2.39%	3.24%	2.75%	2.25%	3.00%
Rate of compensation increase (a)	4.37%	4.50%	4.50%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

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

18. Shareholders’ Equity

At December 31, 2022, the company had 1.1 billion shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

Under its ongoing share repurchase program, the company repurchased $582 million, $719 million and $75 million of its shares, net of issuances, during the years ended December 31, 2022, 2021, and 2020, respectively. In the second quarter of 2022, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $300 million of its common shares using cash on hand and available borrowings. In the third quarter of 2022, Ball settled the agreement and received a total of 4.34 million shares with the average price per share paid of $69.06.

In the third quarter of 2021, Ball’s board of directors increased the company’s quarterly common share dividend by 33 percent to 20 cents per share.

Ball Corporation

Notes to the Consolidated Financial Statements

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2020	$(555)	$(466)	$67	$(954)
Other comprehensive earnings (loss) before reclassifications	19	158	156	333
Amounts reclassified into earnings	—	139	(100)	39
Balance at December 31, 2021	(536)	(169)	123	(582)
Other comprehensive earnings (loss) before reclassifications	192	(88)	64	168
Amounts reclassified into earnings	(90)	30	(205)	(265)
Balance at December 31, 2022	$(434)	$(227)	$(18)	$(679)

Ball Corporation

Notes to the Consolidated Financial Statements

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Years Ended December 31,
($ in millions)	2022	2021	2020

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$59	$(121)	$22
Commodity contracts recorded in cost of sales	119	153	(65)
Currency exchange contracts recorded in selling, general and administrative	81	90	(54)
Cross-currency swaps recorded in selling, general and administrative	—	—	(2)
Interest rate contracts recorded in interest expense	2	(2)	(8)
Total before tax effect	261	120	(107)
Tax benefit (expense) on amounts reclassified into earnings	(56)	(20)	24
Recognized gain (loss), net of tax	$205	$100	$(83)

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$(28)	$(47)	$(39)
Prior service income (expense)	(2)	(2)	(2)
Effect of settlement losses and other one-time charges	(10)	(135)	(120)
Total before tax effect	(40)	(184)	(161)
Tax benefit (expense) on amounts reclassified into earnings	10	45	40
Recognized gain (loss), net of tax	$(30)	$(139)	$(121)

Currency translation recorded in business consolidation and other activities from the sale of the Russian aluminum beverage packaging business	$90	$—	$—
(a)	These components include the computation of net periodic benefit cost detailed in Note 17.

Ball Corporation

Notes to the Consolidated Financial Statements

19. Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock on the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of outstanding stock option and SSAR activity for the year ended December 31, 2022, follows:

	Number of	Weighted Average
	Shares	Exercise Price
Beginning of year	9,766,096	$46.66
Granted	1,160,180	86.31
Exercised	(1,186,020)	32.58
Canceled/forfeited	(388,372)	77.72
End of period	9,351,884	52.07

Vested and exercisable, end of year	6,656,599	$41.21
Reserved for future grants	12,933,109

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2022, was 5.2 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $86 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2022, was 4.1 years and the aggregate intrinsic value was $86 million. The company received $26 million, $33 million and $38 million from options and SSARs exercised during 2022, 2021 and 2020, respectively, and the intrinsic value associated with these exercises was $62 million, $84 million and $230 million for the same periods, respectively. The excess tax benefit associated with the company’s stock compensation programs was $15 million for 2022, and was reported as a discrete item in the consolidated tax provision. The total fair value of options and SSARs vested during 2022, 2021 and 2020 was $19 million, $18 million and $17 million, respectively.

Based on the Black-Scholes option pricing model, options and SSARs granted in 2022, 2021 and 2020 have estimated weighted average fair values at the date of grant of $21.68 per share, $19.86 per share and $15.36 per share, respectively. The fair values were estimated using the following weighted average assumptions:

	2022 Grants		2021 Grants		2020 Grants

Expected dividend yield	0.92%		0.70%		0.83%
Expected stock price volatility	25.56%		25.08%		20.84%
Risk-free interest rate	1.77%		0.61%		1.47%
Expected life of options (in years)	6.10	years	6.25	years	6.40	years

In addition to stock options and SSARs, the company issues to certain employees restricted shares and restricted stock units, which vest over various periods. Such restricted shares and restricted stock units generally vest in equal installments over five years.

Ball Corporation

Notes to the Consolidated Financial Statements

Following is a summary of restricted stock activity for the year ended December 31, 2022:

		Weighted
	Number of	Average
	Shares/Units	Grant Price

Beginning of year	1,246,404	$56.64
Granted	420,731	75.82
Vested	(412,367)	53.62
Canceled/forfeited	(50,266)	79.55
End of year	1,204,502	$63.06

For the years ended December 31, 2022, 2021 and 2020, the company recognized pretax expense of $39 million ($34 million after tax), $40 million ($35 million after tax) and $43 million ($37 million after tax), respectively, for all of its share-based compensation arrangements. At December 31, 2022, there was $62 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.3 years.

20. Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2022	2021	2020

Net earnings attributable to Ball Corporation	$719	$878	$585

Basic weighted average common shares	316,433	325,989	326,260
Effect of dilutive securities	3,575	5,626	6,555
Weighted average shares applicable to diluted earnings per share	320,008	331,615	332,815

Per basic share	$2.27	$2.69	$1.79
Per diluted share	$2.25	$2.65	$1.76

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded options and SSARs totaled approximately 3 million for the year ended December 31, 2022, and 1 million for the years ended December 31, 2021 and 2020.

The company declared and paid dividends of $0.80 per share in 2022, $0.70 per share in 2021 and $0.60 per share in 2020.

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

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	December 31, 2022
Commercial risk area	Commodity		Currency	Interest Rate

Notional amount of contracts	$1,610	(a)	$3,216	$214
Net gain (loss) included in AOCI, after-tax	(23)	(b)	5	—
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	(23)	(b)	19	—

Longest duration of forecasted cash flow hedge transactions in years	2		2	1
(a)	Substantially all aluminum contracts received hedge accounting treatment as of December 31, 2022.
(b)	Substantially all of this gain (loss) will be offset by pricing changes in sales and purchase contracts.

Ball Corporation

Notes to the Consolidated Financial Statements

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through May 2023, and which have a combined notional value of 2.5 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2022 and 2021, the aggregate fair value of all derivative instruments with credit-risk-related contingent features was insignificant and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2022 and 2021, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		December 31, 2022
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$11	$—	$11
Currency contracts		—	28	28
Total current derivative contracts	Other current assets	$11	$28	$39

Currency contracts		$84	$—	$84
Total noncurrent derivative contracts	Other noncurrent assets	$84	$—	$84

Liabilities:
Commodity contracts		$48	$—	$48
Currency contracts		1	35	36
Other contracts		—	12	12
Total current derivative contracts	Other current liabilities	$49	$47	$96

Currency contracts		—	1	1
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$1	$1

Ball Corporation

Notes to the Consolidated Financial Statements

		December 31, 2021
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$142	$—	$142
Currency contracts		2	19	21
Other contracts		1	6	7
Total current derivative contracts	Other current assets	$145	$25	$170

Commodity contracts		$3	$—	$3
Currency contracts		59	1	60
Total noncurrent derivative contracts	Other noncurrent assets	$62	$1	$63

Liabilities:
Commodity contracts		$20	$—	$20
Currency contracts		—	8	8
Other contracts		—	1	1
Total current derivative contracts	Other current liabilities	$20	$9	$29

Currency contracts		$—	$3	$3
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$3	$3

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period SOFR rate, LIBOR rate or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2022, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Year Ended December 31, 2022
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$59	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	119	33
Interest rate contracts - manage exposure for outstanding debt	Interest expense	2	11
Currency contracts - manage currency exposure	Selling, general and administrative	81	94
Equity contracts	Selling, general and administrative	—	(114)
Total		$261	$24

		Year Ended December 31, 2021
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(121)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	153	18
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(2)	—
Currency contracts - manage currency exposure	Selling, general and administrative	90	56
Equity contracts	Selling, general and administrative	—	5
Total		$120	$79

Ball Corporation

Notes to the Consolidated Financial Statements

		Year Ended December 31, 2020
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$22	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(65)	(1)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(8)	—
Currency contracts - manage currency exposure	Selling, general and administrative	(54)	(17)
Cross-currency swaps - manage intercompany currency exposure	Selling, general and administrative	(2)	—
Equity contracts	Selling, general and administrative	—	76
Total		$(107)	$59

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Years Ended December 31,
($ in millions)	2022	2021	2020

Amounts reclassified into earnings:
Commodity contracts	$(177)	$(32)	$43
Cross-currency swap contracts	—	—	2
Interest rate contracts	(1)	2	8
Currency exchange contracts	(83)	(90)	54
Change in fair value of cash flow hedges:
Commodity contracts	13	122	21
Interest rate contracts	1	—	(5)
Cross-currency swap contracts	—	—	1
Currency exchange contracts	66	68	(22)
Currency and tax impacts	40	(14)	(23)
	$(141)	$56	$79

Ball Corporation

Notes to the Consolidated Financial Statements

22. Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $27 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at December 31, 2022.

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

Ball Corporation

Notes to the Consolidated Financial Statements

A former Rexam Personal Care site in Annecy, France, was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place in 2006. The business operating from the site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during the first quarter of 2015. As part of the site closure regulatory requirements, a regulatory permit (Prefectoral Order) was issued in June 2016, which included requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A management plan based on the findings of this analysis was proposed to the French environmental authorities in 2018. Following discussions with the authorities, the final proposals for remediation works and subsequent monitoring have been agreed and were included in a Prefectural Order issued by the French Authorities in December 2022. Contracts have also recently been signed with the preferred supplier of the remedial works and these are scheduled to commence in the first half of 2023. Based on the information available at this time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During 2021, 2020 and 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As these gain contingency amounts were determined to be estimable and realizable, the company recorded $22 million and $4 million of prior year collections in business consolidation and other activities within its 2021 and 2020 consolidated statement of earnings. As of December 31, 2022, the company has no additional claims outstanding that would result in material reimbursements.

Ball Corporation

Notes to the Consolidated Financial Statements

In the second quarter of 2022, Ball’s beverage packaging, South America, segment formally notified a regional customer in Brazil of its breach of a long-term committed supply agreement since the first quarter of 2022, inclusive of beverage can and end volume requirements and associated accounts payable with Ball. In the event that satisfactory rectifying action is not taken in response to the notification of breach, Ball intends to pursue legal action, as necessary, to recover all amounts due and seek damages for non-performance. In 2022, Ball recorded a charge of $19 million associated with this contingency; see Note 6 for further details. After recording this charge, Ball has financial exposure on balances associated with the customer of $37 million, which are presented in receivables, net, other current assets, and other assets, in its consolidated balance sheet. Ball considers that losses in the event of an unfavorable outcome to the dispute and any related legal action (or gains in the event of a favorable outcome) would not have a material effect upon its liquidity, results of operations or financial condition.

During the fourth quarter of 2022, Ball recorded charges of $15 million due to a regional beverage packaging customer in North America as a result of allegations that the company did not fulfill supply in prior years under a contract assumed by Ball in the 2016 Rexam acquisition, at which time Ball was required as part of regulatory approvals to enter into a contract manufacturing agreement (CMA) with the purchaser of the assets divested concurrently with the Rexam acquisition. Although not currently realizable, Ball is actively pursuing opportunities to reduce the charges recognized in 2022 based on the indemnity in the CMA, and will commence legal proceedings, if needed, based on the indemnity.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled non-U.S. subsidiaries under the senior credit facilities, the obligations of non-U.S. credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are coterminous with the terms of the respective note indentures, senior notes and credit agreement, and they could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes and/or the credit agreement. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to then-outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled non-U.S. subsidiaries under the senior credit facilities, the obligations of non-U.S. credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier non-U.S. subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain non-U.S. borrowers and non-U.S. pledgors under the loan documents will be secured, with certain exceptions, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned non-U.S. subsidiaries and material wholly owned U.S. domiciled non-U.S. subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above-referenced senior notes or senior credit facilities.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ball Corporation has established disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that the company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2022, Ball Corporation, under the supervision of the Chief Executive Officer and Chief Financial Officer of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of Ball Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There were no matters required to be reported under this item.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

There were no matters required to be reported under this item.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers of the company as of February 21, 2023, were as follows:

Charles E. Baker, 65, Vice President, General Counsel and Corporate Secretary since July 2011; Vice President, General Counsel and Assistant Corporate Secretary from 2004 to 2011; various other positions within the company, 1993 to 2004.

Nate C. Carey, 44, Vice President and Controller since November 2017; Assistant Controller from 2014 to November 2017.

Daniel W. Fisher, 50, President and Chief Executive Officer since April 2022; President, Ball Corporation from January 2021 to April 2022; Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, from December 2016 to January 2021; President, Beverage Packaging North and Central America from 2014 to 2016; various other positions within the company, 2010 to 2014.

Deron J. Goodwin, 57, Vice President and Treasurer since September 2022; Assistant Treasurer from 2016 to September 2022.

David A. Kaufman, 57, Senior Vice President, Ball Corporation, and President, Ball Aerospace & Technologies Corp. since January 2021; Chief Operating Officer, Ball Aerospace & Technologies Corp. from 2020 to 2021; Vice President and General Manager of National Defense, Ball Aerospace & Technologies Corp from 2013 to 2020; various other positions within the company, 2000 to 2013.

Ronald J. Lewis, 56, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, since January 2021; President, Beverage Packaging EMEA from 2019 to 2021; Chief Supply Chain Officer, Coca-Cola European Partners plc, 2016 to 2019.

Scott C. Morrison, 60, Executive Vice President and Chief Financial Officer since January 2021; Senior Vice President and Chief Financial Officer from 2010 to January 2021; various other positions within the company, 2000 to 2010.

Stacey Valy Panayiotou, 50, Senior Vice President and Chief Human Resources Officer since November 2021; Executive Vice President of Human Resources, Graphic Packaging International, 2019 to 2021. Senior Vice President, Global Talent and Development, The Coca-Cola Company, 2013 to 2019.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2022, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2022, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2022, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

Equity Compensation Plan Information
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	9,351,884	$52.07	12,933,109
Equity compensation plans not approved by security holders	—	—	—
Total	9,351,884	$52.07	12,933,109

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2022, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2022, is incorporated herein by reference.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

(a)    (1)    Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2022, 2021 and 2020

Consolidated statements of comprehensive earnings (loss) — Years ended December 31, 2022, 2021 and 2020

Consolidated balance sheets — December 31, 2022 and 2021

Consolidated statements of cash flows — Years ended December 31, 2022, 2021 and 2020

Consolidated statements of shareholders’ equity — Years ended December 31, 2022, 2021 and 2020

Notes to consolidated financial statements

(2)    Financial Statement Schedules:

Financial statement schedules have been omitted, as they are either not applicable, are considered insignificant or the required information is included in the consolidated financial statements or notes thereto.

(3)    Exhibits:

Exhibit Number	Description of Exhibit

3.i	Amended Articles of Incorporation revised April 27, 2022 (filed by incorporation by reference to Exhibit 3.i of the Current Report on Form 8-K dated April 27, 2022) filed May 3, 2022.

3.ii	Bylaws of Ball Corporation as amended January 25, 2023. (Filed herewith.)

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

4.1(d)

Tenth Supplemental Indenture, dated as of June 25, 2015, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated June 22, 2015) filed June 25, 2015.

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

11	Statement re: Computation of Earnings per Share (filed herewith in the notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”.)

14	Ball Corporation Executive Officers and Board of Directors Business Ethics Statement, revised July 27, 2022. (Filed herewith.)

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

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

22	Obligor group subsidiaries of Ball Corporation. (Filed herewith.)

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Limited Power of Attorney. (Filed herewith.)

31.1	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by Daniel W. Fisher, President and Chief Executive Officer of Ball Corporation. (Filed herewith.)

31.2	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by Scott C. Morrison, Executive Vice President and Chief Financial Officer of Ball Corporation. (Filed herewith.)

32.1

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by Daniel W. Fisher, President and Chief Executive Officer of Ball Corporation. (Furnished herewith.)

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

104

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (contained in Exhibit 101): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Filed herewith.)

* Represents a management contract or compensatory plan or agreement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALL CORPORATION
(Registrant)

By:	/s/ Daniel W. Fisher
Daniel W. Fisher
President and Chief Executive Officer
February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ Daniel W. Fisher		President and Chief Executive Officer
	Daniel W. Fisher		February 21, 2023

(2)	Principal Financial Officer:

	/s/ Scott C. Morrison		Executive Vice President and Chief Financial Officer
	Scott C. Morrison		February 21, 2023

(3)	Principal Accounting Officer:

	/s/ Nate C. Carey		Vice President and Controller
	Nate C. Carey		February 21, 2023

(4)	A Majority of the Board of Directors:

	/s/ John Bryant	*	Director
	John Bryant		February 21, 2023

	/s/ Michael J. Cave	*	Director
	Michael J. Cave		February 21, 2023

	/s/ Daniel W. Fisher	*	Director
	Daniel W. Fisher		February 21, 2023

	/s/ John A. Hayes	*	Chairman of the Board and Director
	John A. Hayes		February 21, 2023

	/s/ Dune Ives	*	Director
	Dune Ives		February 21, 2023

	/s/ Pedro H. Mariani	*	Director
	Pedro H. Mariani		February 21, 2023

/s/ Georgia R. Nelson	*	Director
Georgia R. Nelson		February 21, 2023

/s/ Cynthia A. Niekamp	*	Director
Cynthia A. Niekamp		February 21, 2023

/s/ Todd Penegor	*	Director
Todd Penegor		February 21, 2023

/s/ Cathy D. Ross	*	Director
Cathy D. Ross		February 21, 2023

/s/ Betty Sapp	*	Director
Betty Sapp		February 21, 2023

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 21, 2023

*  By Daniel W. Fisher as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ Daniel W. Fisher
Daniel W. Fisher
As Attorney-in-Fact
February 21, 2023