Form 10-Q
period 2023-03-31
BALL Corp
filed 2023-05-04
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at April 30, 2023
Common Stock, without par value	BALL	NYSE	314,547,603 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2023	2022

Net sales	$3,489	$3,716

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,845)	(3,016)
Depreciation and amortization	(166)	(185)
Selling, general and administrative	(131)	(186)
Business consolidation and other activities	(20)	281
	(3,162)	(3,106)

Earnings before interest and taxes	327	610

Interest expense	(113)	(69)
Earnings before taxes	214	541
Tax (provision) benefit	(41)	(100)
Equity in results of affiliates, net of tax	7	6
Net earnings	180	447
Net earnings (loss) attributable to noncontrolling interests	3	1
Net earnings attributable to Ball Corporation	$177	$446

Earnings per share:
Basic	$0.56	$1.39
Diluted	$0.56	$1.37

Weighted average shares outstanding: (000s)
Basic	314,236	320,904
Diluted	316,667	325,916

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended March 31,
($ in millions)	2023	2022

Net earnings	$180	$447

Other comprehensive earnings (loss):
Currency translation adjustment	20	(92)
Pension and other postretirement benefits	1	8
Derivatives designated as hedges	29	67
Total other comprehensive earnings (loss)	50	(17)
Income tax (provision) benefit	(8)	(12)
Total other comprehensive earnings (loss), net of tax	42	(29)

Total comprehensive earnings	222	418
Comprehensive earnings (loss) attributable to noncontrolling interests	3	1
Comprehensive earnings attributable to Ball Corporation	$219	$417

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2023	2022

Assets
Current assets
Cash and cash equivalents	$572	$548
Receivables, net	2,561	2,594
Inventories, net	2,191	2,179
Other current assets	183	168
Total current assets	5,507	5,489
Noncurrent assets
Property, plant and equipment, net	7,203	7,053
Goodwill	4,255	4,235
Intangible assets, net	1,389	1,417
Other assets	1,755	1,715
Total assets	$20,109	$19,909

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$2,356	$1,408
Accounts payable	3,647	4,383
Accrued employee costs	250	236
Other current liabilities	967	981
Total current liabilities	7,220	7,008
Noncurrent liabilities
Long-term debt	7,322	7,540
Employee benefit obligations	824	847
Deferred taxes	547	540
Other liabilities	488	447
Total liabilities	16,401	16,382

Equity
Common stock (682,416,161 shares issued - 2023; 682,144,408 shares issued - 2022)	1,268	1,260
Retained earnings	7,422	7,309
Accumulated other comprehensive earnings (loss)	(637)	(679)
Treasury stock, at cost (367,929,021 shares - 2023; 368,036,369 shares - 2022)	(4,414)	(4,429)
Total Ball Corporation shareholders' equity	3,639	3,461
Noncontrolling interests	69	66
Total equity	3,708	3,527
Total liabilities and equity	$20,109	$19,909

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2023	2022

Cash Flows from Operating Activities
Net earnings	$180	$447
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	166	185
Business consolidation and other activities	20	(281)
Deferred tax provision (benefit)	—	48
Pension contributions	(4)	(104)
Other, net	49	(95)
Changes in working capital components, net of dispositions	(686)	(1,004)
Cash provided by (used in) operating activities	(275)	(804)

Cash Flows from Investing Activities
Capital expenditures	(343)	(362)
Business dispositions, net of cash sold	—	298
Other, net	7	18
Cash provided by (used in) investing activities	(336)	(46)

Cash Flows from Financing Activities
Net change in long-term borrowings	599	600
Net change in short-term borrowings	101	277
Acquisitions of treasury stock	(3)	(98)
Common stock dividends	(63)	(65)
Other, net	15	1
Cash provided by (used in) financing activities	649	715

Effect of exchange rate changes on cash	(2)	2

Change in cash, cash equivalents and restricted cash	36	(133)
Cash, cash equivalents and restricted cash - beginning of period	558	579
Cash, cash equivalents and restricted cash - end of period	$594	$446

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the variability of contract sales in the company’s aerospace segment. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s 2022 Annual Report on Form 10-K filed on February 21, 2023, pursuant to the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022 (annual report).

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires Ball’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Ball’s management evaluates these estimates on an ongoing basis and adjusts or revises the estimates as circumstances change. As future events and their impacts cannot be determined with precision, actual results may differ from these estimates. In the opinion of management, the consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary to fairly state the results of the periods presented.

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Risks and Uncertainties

Global Economic Environment

Recent data has indicated a sharp rise in inflation in the regions where we operate. Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, changes in interest rates, and changing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We cannot predict with any certainty the impact that rising interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, or the continuation or escalation of the military conflict between Russia and Ukraine, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of the current global economic environment in the near term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at March 31, 2023, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

In addition to the above potential impacts on the estimates used in preparing the financial statements, the current global economic environment has the potential to increase Ball’s vulnerabilities to near-term severe impacts related to certain concentrations in its business. In line with other companies in the packaging and aerospace industries, Ball makes the majority of its sales and significant purchases to or from a relatively small number of global, or large regional, customers and suppliers. Furthermore, Ball makes the majority of its sales from a small number of product lines. The potential of the current global economic environment to affect a significant customer or supplier, or to affect demand for certain products to a significant degree, heightens the vulnerability of Ball to these concentrations.

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

Supplier Finance Programs

In 2022, new guidance was issued by the FASB with the goal of enhancing transparency around supplier finance programs. On January 1, 2023, Ball adopted all required disclosures effective for 2023, on a retrospective basis. The company will adopt the rollforward disclosure requirements, on a prospective basis, when they become effective in 2024.

The company has several regional supplier finance programs, all of which have substantially similar characteristics, with various financial institutions that act as the paying agent for certain payables of the company. The company establishes these programs through agreements with the financial institutions to enable more efficient payment processing to our suppliers while also providing our suppliers a potential source of liquidity to the extent they enter into a factoring agreement with the financial institutions. Our suppliers’ participation in the programs is voluntary, and the company is not involved in negotiations of the suppliers’ arrangements with the financial institutions to sell their receivables, and our rights and obligations to our suppliers are not impacted by our suppliers’ decisions to sell amounts under these programs. Under these supplier finance programs, the company pays the financial institutions the stated amount of confirmed invoices from its participating suppliers on the original maturity dates of the invoices, which vary based on the negotiated terms with each supplier. All payment terms are short-term in nature and are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers elect to receive early payment from the financial institutions. Our supplier finance programs do not include any of the following: guarantees to the financial institutions, assets pledged as securities or interest accruing on the obligation prior to the due date.

Based on the review of the facts and circumstances of our supplier finance programs, including but not limited to those noted above, the company has concluded that the characteristics of the obligations due under our supplier finance programs have not changed and remain those of standard accounts payables, rather than indicative of debt.

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $608 million and $930 million at March 31, 2023 and December 31, 2022, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

3.     Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments outlined below.

Beverage packaging, North and Central America: Consists of operations in the U.S., Canada and Mexico that manufacture and sell aluminum beverage containers throughout those countries.

Beverage packaging, EMEA: Consists of operations in numerous countries throughout Europe, as well as Egypt and Turkey, that manufacture and sell aluminum beverage containers throughout those countries. Ball sold its former operations located in Russia during the third quarter of 2022. See Note 4 for further details. Ball’s operations and results of its former Russian aluminum beverage packaging business are included in the results of the beverage packaging, EMEA, business through the date of the disposal in the third quarter of 2022.

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

Summary of Business by Segment

	Three Months Ended March 31,
($ in millions)	2023	2022

Net sales
Beverage packaging, North and Central America	$1,504	$1,609
Beverage packaging, EMEA	834	942
Beverage packaging, South America	450	494
Aerospace	508	504
Reportable segment sales	3,296	3,549
Other	193	167
Net sales	$3,489	$3,716

Comparable operating earnings
Beverage packaging, North and Central America	$183	$174
Beverage packaging, EMEA	73	100
Beverage packaging, South America	50	78
Aerospace	60	43
Reportable segment comparable operating earnings	366	395
Reconciling items
Other (a)	15	(29)
Business consolidation and other activities	(20)	281
Amortization of acquired intangibles	(34)	(37)
Earnings before interest and taxes	327	610
Interest expense	(113)	(69)
Earnings before taxes	$214	$541
(a)	Includes undistributed corporate expenses, net, of $10 million and $33 million for the three months ended March 31, 2023 and 2022, respectively.

The company does not disclose total assets by segment as such information is not provided to the chief operating decision maker.

4.     Acquisitions and Dispositions

Russia

In the first quarter of 2022, the company announced that it was pursuing the sale of its aluminum beverage packaging business located in Russia. In the second quarter of 2022, Ball experienced deteriorating conditions and determined this constituted a triggering event for its Russian long-lived asset group. As a result, Ball recorded an impairment loss of $435 million during the second quarter of 2022. In the third quarter of 2022, the company completed the sale of its Russian aluminum beverage packaging business for total cash consideration of $530 million and recorded a gain on disposal of $222 million. When considering the impairment loss recorded during the second quarter 2022 of $435 million, the impairment loss net of gain on the sale of the Russian business was $213 million for the nine months ended September 30, 2022, and for the year ended December 31, 2022. The impairment loss in the second quarter and the gain on sale in the third quarter were recorded in business consolidation and other activities in the unaudited condensed consolidated statements of earnings.

In connection with this sale, Ball entered into a call option agreement that is contingently exercisable between September 2025 and September 2032, and if it becomes exercisable, will provide Ball the right to repurchase the business subject to the status of sanctions and certain other contingencies outside of Ball’s control. The option price, if exercised, would provide a customary compounded annual rate of return to the purchaser based on defined cash flows associated with the purchase and operation of the business from the purchase date through the exercise date of the option. Because the option strike price could limit the residual returns generated by the purchaser, if exercised, the option represents a variable interest retained by Ball in the Russian business. Based on the terms of the option relative to current market conditions in Russia, we determined that the option had an immaterial value at the date of sale. Neither the option nor any other terms in the sales agreement result in Ball being the primary beneficiary of the business and, therefore, it was deconsolidated.

Ball Metalpack Investment

During the first quarter of 2022, Ball sold its remaining 49 percent owned equity method investment in Ball Metalpack to Sonoco, a global provider of consumer, industrial, healthcare and protective packaging, for total consideration of approximately $305 million, net of customary closing adjustments, of which $298 million in cash was received in the first quarter of 2022. Ball’s carrying value of the investment before the sale was zero; therefore, a gain from the sale, net of customary closing adjustments, of $305 million was reported in business consolidation and other activities in the unaudited condensed consolidated statements of earnings. This gain from the sale was adjusted in the second quarter of 2022 to $298 million. Cash proceeds of $298 million related to the sale are presented in business dispositions, net of cash sold, in the unaudited condensed consolidated statements of cash flows.

Ball also received proceeds from Ball Metalpack for the repayment of an outstanding promissory note and accrued interest of approximately $16 million, which was recorded as a gain in business consolidation and other activities in the unaudited condensed consolidated statements of earnings.

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	($ in millions)
Three Months Ended March 31,	Point in Time	Over Time	Total

2023	$544	$2,945	$3,489
2022	601	3,115	3,716

Contract Balances

The company did not have any contract assets at either March 31, 2023, or December 31, 2022. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2022	$316	$12
Increase (decrease)	(12)	48
Balance at March 31, 2023	$304	$60

During the three months ended March 31, 2023, contract liabilities increased by $36 million, which is net of cash received of $258 million and amounts recognized as sales of $222 million, the majority of which related to current contract liabilities. The amount of sales recognized in the three months ended March 31, 2023, that was included in the opening contract liabilities balance, was $222 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

The company also recognized net sales of $16 million and $9 million in the three months ended March 31, 2023, and 2022, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of March 31, 2023	$1,370	$1,317	$2,687

6.     Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2023	2022

Beverage packaging, North and Central America	$(22)	$1
Beverage packaging, EMEA	5	(1)
Beverage packaging, South America	(2)	(1)
Other	(1)	282
	$(20)	$281

2023

During the three months ended March 31, 2023, the charges of $20 million primarily related to facility closure costs.

2022

During the three months ended March 31, 2022, the income of $281 million is primarily related to a gain of $305 million for the sale of Ball’s remaining equity method investment in Ball Metalpack, partially offset by a charge related to a donation of $30 million to The Ball Foundation and other items. See Note 4 for further details on the sale of Ball Metalpack.

7.	Supplemental Cash Flow Statement Disclosures

	March 31,
($ in millions)	2023	2022

Beginning of period:
Cash and cash equivalents	$548	$563
Current restricted cash (included in other current assets)	10	16
Total cash, cash equivalents and restricted cash	$558	$579

End of period:
Cash and cash equivalents	$572	$437
Current restricted cash (included in other current assets)	22	9
Total cash, cash equivalents and restricted cash	$594	$446

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the unaudited condensed consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid for is as follows:

	March 31,
($ in millions)	2023	2022

Beginning of period:
PP&E acquired but not yet paid	$392	$540

End of period:
PP&E acquired but not yet paid	$321	$528

8.     Receivables, Net

	March 31,	December 31,
($ in millions)	2023	2022

Trade accounts receivable	$1,260	$1,373
Unbilled receivables	824	746
Less: Allowance for doubtful accounts	(12)	(12)
Net trade accounts receivable	2,072	2,107
Other receivables	489	487
	$2,561	$2,594

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables and had combined limits of approximately $1.96 billion and $2.04 billion at March 31, 2023, and December 31, 2022, respectively. A total of $383 million and $488 million were available for sale under these programs as of March 31, 2023, and December 31, 2022, respectively.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

9.     Inventories, Net

	March 31,	December 31,
($ in millions)	2023	2022

Raw materials and supplies	$1,453	$1,541
Work-in-process and finished goods	828	729
Less: Inventory reserves	(90)	(91)
	$2,191	$2,179

10.     Property, Plant and Equipment, Net

	March 31,	December 31,
($ in millions)	2023	2022

Land	$189	$187
Buildings	2,185	2,159
Machinery and equipment	7,397	7,277
Construction-in-progress	1,633	1,504
	11,404	11,127
Accumulated depreciation	(4,201)	(4,074)
	$7,203	$7,053

Depreciation expense amounted to $127 million and $140 million for the three months ended March 31, 2023 and 2022, respectively.

During 2022, the company completed an evaluation of the estimated useful lives of its manufacturing equipment, buildings and certain assembly and test equipment. The company utilized a third-party appraiser to assist in the evaluation, which was performed as a result of the company’s experience with the duration over which its equipment can be utilized. Effective July 1, 2022, Ball revised the estimated useful lives of its equipment and buildings, which resulted in a net reduction in depreciation expense of approximately $25 million ($19 million after tax, or $0.06 per diluted share) for the three months ended March 31, 2023, as compared to the amount of depreciation expense that would have been recognized by utilizing the prior depreciable lives. This change in useful lives is expected to reduce depreciation expense by approximately $51 million ($39 million after tax, or $0.12 per diluted share) for the six months ending June 30, 2023.

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

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2022	$1,275	$1,342	$1,298	$40	$280	$4,235
Effects of currency exchange	—	12	—	—	8	20
Balance at March 31, 2023	$1,275	$1,354	$1,298	$40	$288	$4,255

12.    Intangible Assets, Net

	March 31,	December 31,
($ in millions)	2023	2022

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $951 million at March 31, 2023, and $914 million at December 31, 2022)	$1,291	$1,320
Capitalized software (net of accumulated amortization of $208 million at March 31, 2023, and $204 million at December 31, 2022)	82	80
Other intangibles (net of accumulated amortization of $96 million at March 31, 2023, and $99 million at December 31, 2022)	16	17
	$1,389	$1,417

Total amortization expense of intangible assets amounted to $39 million and $45 million for the three months ended March 31, 2023 and 2022, respectively.

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

13.    Other Assets

	March 31,	December 31,
($ in millions)	2023	2022

Long-term pension assets	$367	$355
Right-of-use operating lease assets	418	434
Investments in affiliates	198	193
Long-term deferred tax assets	70	73
Other	702	660
	$1,755	$1,715

Investments in affiliates primarily includes the company’s 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam and a 50 percent ownership interest in an entity in the U.S.

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment.

Supplemental balance sheet information related to the company’s leases follows:

		March 31,	December 31,
($ in millions)	Balance Sheet Location	2023	2022

Operating leases:
Operating lease ROU asset	Other assets	$418	$434
Current operating lease liabilities	Other current liabilities	90	91
Noncurrent operating lease liabilities	Other liabilities	333	349
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	10	11
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	9	10

15.    Debt

Long-term debt consisted of the following:

	March 31,	December 31,
($ in millions)	2023	2022

Senior Notes
4.00% due November 2023	$1,000	$1,000
0.875%, euro denominated, due March 2024	813	803
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	596	589
6.875% due March 2028	750	750
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
Senior Credit Facility (at variable rates)
U.S. dollar revolver due June 2027 (6.03% - 2023)	800	200
Term A loan due June 2027 (6.06% - 2023)	1,350	1,350
Finance lease obligations	11	12
Other (including debt issuance costs)	(56)	(61)
	9,164	8,543
Less: Current portion	(1,842)	(1,003)
	$7,322	$7,540

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At March 31, 2023, $890 million was available under these revolving credit facilities. In addition to these facilities, the company had $361 million of committed short-term loans outstanding. The company also had approximately $1.02 billion of short-term uncommitted credit facilities available at March 31, 2023, of which $153 million was outstanding and due on demand. At December 31, 2022, the company had $112 million outstanding under short-term uncommitted credit facilities.

The fair value of Ball’s long-term debt was estimated to be $8.61 billion and $7.99 billion at March 31, 2023 and December 31, 2022, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. Ball was in compliance with the leverage ratio requirement at March 31, 2023, and December 31, 2022.

16. Taxes on Income

The company’s effective tax rate was 19.2 percent and 18.5 percent for the three months ended March 31, 2023 and 2022, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2023, was reduced by 2.9 percentage points for federal tax credits, and increased by 1.2 percentage points for U.S. state and local taxes, net. As compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2022, was reduced by 2.3 percentage points for share-based compensation, reduced by 1.5 percentage points for changes in deferred taxes on the investment in its Russian business, and increased by 1.3 percentage points for the sale of the Ball Metalpack equity method investment.

17.    Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2023	2022

Underfunded defined benefit pension liabilities	$456	$423
Less: Current portion	(22)	(21)
Long-term defined benefit pension liabilities	434	402
Long-term retiree medical liabilities	90	94
Deferred compensation plans	267	286
Other	33	65
	$824	$847

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2023			2022
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$13	$1	$14	$22	$3	$25
Interest cost	21	21	42	13	13	26
Expected return on plan assets	(28)	(25)	(53)	(27)	(17)	(44)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	1	—	1	7	1	8
Total net periodic benefit cost	$7	$(2)	$5	$15	$1	$16

Non-service pension income of $9 million for the three months ended March 31, 2023 and 2022, is included in selling, general, and administrative (SG&A) expenses in the unaudited condensed consolidated statements of earnings.

Contributions to the company’s defined benefit pension plans were $4 million for the first three months of 2023 compared to $104 million for the first three months of 2022, and such contributions are expected to be approximately $33 million for the full year of 2023. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2022	682,144	$1,260	(368,036)	$(4,429)	$7,309	$(679)	$66	$3,527
Net earnings	—	—	—	—	177	—	3	180
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	42	—	42
Common dividends, net of tax benefits	—	—	—	—	(63)	—	—	(63)
Treasury stock purchases	—	—	(39)	(3)	—	—	—	(3)
Treasury shares reissued	—	—	146	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	272	8	—	—	—	—	—	8
Other activity	—	—	—	10	(1)	—	—	9
Balance at March 31, 2023	682,416	$1,268	(367,929)	$(4,414)	$7,422	$(637)	$69	$3,708

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2021	680,945	$1,220	(360,101)	$(3,854)	$6,843	$(582)	$58	$3,685
Net earnings	—	—	—	—	446	—	1	447
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(29)	—	(29)
Common dividends, net of tax benefits	—	—	—	—	(65)	—	—	(65)
Treasury stock purchases	—	—	(1,147)	(102)	—	—	—	(102)
Treasury shares reissued	—	—	151	9	—	—	—	9
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	791	6	—	—	—	—	—	6
Other activity	—	—	—	6	—	—	—	6
Balance at March 31, 2022	681,736	$1,226	(361,097)	$(3,941)	$7,224	$(611)	$59	$3,957

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2022	$(434)	$(227)	$(18)	$(679)
Other comprehensive earnings (loss) before reclassifications	20	—	9	29
Amounts reclassified into earnings	—	1	12	13
Balance at March 31, 2023	$(414)	$(226)	$3	$(637)

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2023	2022

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(13)	$(31)
Commodity contracts recorded in cost of sales	—	35
Currency exchange contracts recorded in selling, general and administrative	(3)	28
Interest rate contracts recorded in interest expense	—	1
Total before tax effect	(16)	33
Tax benefit (expense) on amounts reclassified into earnings	4	(8)
Recognized gain (loss), net of tax	$(12)	$25

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$(1)	$(8)
Prior service income (expense)	(1)	(1)
Total before tax effect	(2)	(9)
Tax benefit (expense) on amounts reclassified into earnings	1	2
Recognized gain (loss), net of tax	$(1)	$(7)
(a)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

19.    Earnings and Dividends Per Share

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2023	2022

Net earnings attributable to Ball Corporation	$177	$446

Basic weighted average common shares	314,236	320,904
Effect of dilutive securities	2,431	5,012
Weighted average shares applicable to diluted earnings per share	316,667	325,916

Per basic share	$0.56	$1.39
Per diluted share	$0.56	$1.37

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded options totaled approximately 4 million and 2 million for the three months ended March 31, 2023 and 2022, respectively.

The company declared and paid dividends of $0.20 per share for the three months ended March 31, 2023 and 2022.

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

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	March 31, 2023
Commercial risk area	Commodity	Currency	Interest Rate

Notional amount of contracts	$1,513	$4,070	$217
Net gain (loss) included in AOCI, after-tax	(2)	5	—
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	(2)	12	—

Longest duration of forecasted cash flow hedge transactions in years	2	2	1

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through May 2024, and which have a combined notional value of 1.9 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of March 31, 2023, and December 31, 2022, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		March 31, 2023
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$26	$—	$26
Currency contracts		—	33	33
Other contracts		—	1	1
Total current derivative contracts	Other current assets	$26	$34	$60

Commodity contracts		$1	$—	$1
Currency contracts		64	—	64
Total noncurrent derivative contracts	Other noncurrent assets	$65	$—	$65

Liabilities:
Commodity contracts		$29	$—	$29
Currency contracts		1	41	42
Total current derivative contracts	Other current liabilities	$30	$41	$71

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$—	$1

		December 31, 2022
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$11	$—	$11
Currency contracts		—	28	28
Total current derivative contracts	Other current assets	$11	$28	$39

Currency contracts		$84	$—	$84
Total noncurrent derivative contracts	Other noncurrent assets	$84	$—	$84

Liabilities:
Commodity contracts		$48	$—	$48
Currency contracts		1	35	36
Other contracts		—	12	12
Total current derivative contracts	Other current liabilities	$49	$47	$96

Currency contracts		$—	$1	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$1	$1

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR), London Inter-Bank Offered Rate (LIBOR) or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of March 31, 2023, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

The following table provides the effects of derivative instruments in the unaudited condensed consolidated statements of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended March 31,
		2023		2022
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(13)	$—	$(31)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	—	(7)	35	(14)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	(5)	1	—
Currency contracts - manage currency exposure	Selling, general and administrative	(3)	(1)	28	(5)
Equity contracts	Selling, general and administrative	—	8	—	(16)
Total		$(16)	$(5)	$33	$(35)

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended March 31,
($ in millions)	2023	2022

Amounts reclassified into earnings:
Commodity contracts	$13	$(4)
Interest rate contracts	—	(1)
Currency exchange contracts	3	(28)
Change in fair value of cash flow hedges:
Commodity contracts	14	94
Interest rate contracts	—	2
Currency exchange contracts	(1)	4
Currency and tax impacts	(8)	(10)
	$21	$57

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $26 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at March 31, 2023.

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the Court of Appeals for the Federal Circuit. On December 31, 2020, the Court of Appeals vacated the decision of the District Court and remanded the case for further proceedings. The District Court held a telephonic hearing with counsel for the parties in March 2021 to discuss the scope of the proceedings on remand and initial position statements regarding remand which was submitted by each party. The District Court also directed each party to submit a document in response to the initial position statements of the other party in April 2021. The parties submitted their position statements to the District Court on April 21, 2021. On August 25, 2021, the Court issued its order regarding the further proceedings permitting each party to submit supplemental expert reports and depositions of the experts. On September 9, 2021, the parties submitted a Submission Regarding Scheduling in which most issues were agreed, but the Court was requested to resolve a disagreement regarding the process and timing for the submission of each expert’s report and the deposition of the experts. The Court issued its Order resolving the disagreement on August 12, 2022, and issued a further Scheduling Order on August 30, 2022, that outlines the litigation process and schedule for the proceedings on remand over the following twelve months. On March 10, 2023, Ball filed its renewed Motion for Summary Judgment based on indefiniteness with the Court. Crown subsequently filed a surreply brief on the motion to which Ball responded. Briefing on Ball’s motion has been completed. Crown has requested leave to file its own motion for summary judgment on indefiniteness. Ball is opposing this motion. Based on the information available at the present time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The company’s Brazilian subsidiaries paid to the Brazilian tax authorities the gross amounts of certain indirect taxes (which included ICMS in their tax base) and filed lawsuits in 2014 and 2015 to challenge the legality of these tax on tax amounts. Pursuant to these lawsuits, the company requested reimbursement of prior excess tax payments and entitlement to retain amounts not remitted. During 2018, the company learned of a further decision of the Court indicating that lawsuits filed prior to the trial resulting in its 2017 decision, such as those filed by the company, would likely be upheld. The company also noted that other Brazilian companies, including customers of its Brazilian subsidiaries, which had timely filed equivalent lawsuits, were recording income based on the applicable ICMS amounts retained. During 2021, 2020 and 2019, the company received additional favorable court rulings and completed its analysis of certain prior year overpayments related to ICMS. As of March 31, 2023, the company has no additional claims outstanding that would result in material reimbursements.

In the second quarter of 2022, Ball’s beverage packaging, South America, segment formally notified a regional customer in Brazil of its breach of a long-term committed supply agreement since the first quarter of 2022, inclusive of beverage can and end volume requirements and associated accounts payable with Ball. Ball has recorded total charges of $18 million associated with this contingency. After recording this charge, Ball has financial exposure on balances due from the customer of $37 million, which are presented in receivables, net, other current assets, and other assets, in its unaudited condensed consolidated balance sheets. In March 2023, Ball Packaging South America (BPSA) and the customer signed an agreement that formally confirmed the amounts owing to BPSA and commits the customer to repay the remaining debt in monthly installments over the next four years, with Ball having full recourse against the customer in the event of a default. Ball considers that losses in the event of an unfavorable outcome and any related legal action (or gains in the event of a favorable outcome) would not have a material effect upon its liquidity, results of operations or financial condition.

During the fourth quarter of 2022, Ball recorded charges of $15 million due to a regional beverage packaging customer in North America as a result of allegations that the company did not fulfill supply in prior years under a contract assumed by Ball in the 2016 Rexam acquisition, at which time Ball was required as part of regulatory approvals to enter into a contract manufacturing agreement (CMA) with the purchaser of the assets divested concurrently with the Rexam acquisition. In April 2023, Ball recovered from that purchaser a portion of the amount due to the customer, based on the indemnity in the CMA.

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

The company has not recorded any material liabilities for these indemnities, commitments and guarantees in the accompanying unaudited condensed consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably estimable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third-party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to certain claims arising from these indemnifications, commitments and guarantees.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we have made progress on each of the levers as follows:

●	Maximizing value in our existing businesses by leveraging our aluminum container production capabilities across our global plant network to meet global demand, improving efficiencies and amplifying our sustainability credentials through Aluminum Stewardship Initiative certification across our global aluminum container and end facilities in North America, South America and Europe; leveraging plant floor and integrated planning systems to reduce costs and manage contractual provisions across our diverse customer base; successfully acquiring and integrating a large global aluminum beverage business and regional aluminum aerosol facility while also divesting underperforming assets; and in the aluminum aerosol business, installing new extruded aluminum aerosol lines in our European, Mexican and Indian facilities while also implementing cost-out and value-in initiatives across all of our businesses;

●	Expanding further into new products and capabilities through delivering the broadest aluminum beverage and bottle portfolio, commercializing our lightweight, infinitely recyclable aluminum cup and providing next-generation extruded aluminum aerosol packaging that utilizes proprietary technology to significantly lightweight our products; and successfully introducing new specialty beverage cans and aluminum bottle-shaping technology;

●	Aligning ourselves with the right customers and markets by prudently investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent approximately 50 percent of our global beverage packaging mix; aligning with growing beverage customers and brand categories and other new beverage producers who continue to use aluminum beverage containers to grow their business; and in our aluminum cup business, establishing partnerships with food service providers, fast casual restaurants and event venues and utilizing online platforms and North American retailers to provide infinitely recyclable aluminum cups directly to consumers;

●	Broadening our geographic reach with our acquisition of Rexam in June 2016 and our new investments in beverage manufacturing facilities in the United States, Brazil, Paraguay, Spain, Czech Republic, United Kingdom, Mexico, Myanmar and Panama, as well as extruded aluminum aerosol manufacturing facilities in North America, Europe, India and Brazil, and the start-up of our aluminum cups business in the U.S.; and

●	Leveraging our technological expertise in packaging innovation, including the introduction of our new proprietary, brandable lightweight aluminum cup and providing next-generation aluminum bottle-shaping technologies for new categories, occasions and refillable offerings through the increased production of lightweight ReAl® containers which utilize technology that increases the strength of aluminum used in the manufacturing process while lightweighting the can by up to 30 percent over a standard aluminum aerosol can, as well as leveraging our aerospace technologies and competencies to deliver exquisite space-based environmental, weather and defense monitoring solutions such as methane monitoring, weather prediction, LIDAR capabilities and hypersonics to preserve and protect our planet through enabling our aerospace customers with actionable ecosystem-related and intelligence data and resilient national security architectures.

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

From time to time, we have evaluated and intend to continue to evaluate and pursue possible transactions that we believe will benefit the company and our shareholders, which may include strategic acquisitions, divestitures of parts of our company or equity investments. At any time, we may be engaged in discussions or negotiations at various stages of development with respect to one or more possible transactions or may have entered into non-binding letters of intent. As part of any such initiatives, we may participate in processes being run by other companies or leading our own activities.

RESULTS OF CONSOLIDATED OPERATIONS

Management’s discussion and analysis for our results of operations on a consolidated and segment basis include a quantification of factors that had a material impact. Other factors that did not have a material impact, but that are significant to understand the results, are qualitatively described.

Global Economic Environment

Recent data has indicated a sharp rise in inflation in the regions where we operate. Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, changes in interest rates, and changing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We cannot predict with any certainty the impact that rising interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, or the continuation or escalation of the military conflict between Russia and Ukraine, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2023	2022

Net sales	$3,489	$3,716
Net earnings attributable to Ball Corporation	177	446
Net earnings attributable to Ball Corporation as a % of net sales	5%	12%

Sales in the three months ended March 31, 2023, decreased compared to the same period in 2022 primarily due to the sale of our Russian aluminum beverage packaging business in the third quarter of 2022, currency translation, decreased volumes and the pass-through of lower aluminum prices, partially offset by the pass-through of inflationary costs.

Net earnings attributable to Ball Corporation for the three months ended March 31, 2023, decreased compared to the same period in 2022 primarily due to the gain on sale of our remaining equity method investment in Ball Metalpack in 2022, the sale of our Russian aluminum beverage packaging business in the third quarter of 2022, lower volumes and increased interest expense, partially offset by fixed cost savings from rightsizing production, lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives, SG&A cost-out initiatives and the pass-through of inflationary costs.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,845 million and $3,016 million for the three months ended March 31, 2023 and 2022, respectively. These amounts represented 82 percent of consolidated net sales for the three months ended March 31, 2023, and 81 percent of consolidated net sales for the three months ended March 31, 2022.

Depreciation and Amortization

Depreciation and amortization expense was $166 million and $185 million for the three months ended March 31, 2023 and 2022, respectively. These amounts represented 5 percent of consolidated net sales for the three months ended March 31, 2023 and 2022. The decrease in expense compared to the same period in 2022 is primarily due to revised estimated useful lives of the company’s manufacturing equipment, buildings and certain assembly and test equipment, as well as the sale of the Russia aluminum beverage packaging business. See Note 10 of these consolidated financial statements for additional discussion of the reduction in depreciation resulting from the revised estimated useful lives. See Note 4 for details regarding the sale of the Russian operations.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $131 million and $186 million for the three months ended March 31, 2023 and 2022, respectively. The decrease for the three months ended March 31, 2023, was primarily due to SG&A cost-out initiatives. These amounts represented 4 percent of consolidated net sales for the three months ended March 31, 2023, and 5 percent of consolidated net sales for the three months ended March 31, 2022.

Business Consolidation Costs and Other Activities

Business consolidation costs and other activities were $20 million and income of $281 million for the three months ended March 31, 2023 and 2022, respectively. The change compared to the same period in 2022 is primarily due to the sale of the company’s equity method investment in Ball Metalpack in the first quarter of 2022. See Note 6 for further details.

Interest Expense

Interest expense was $113 million and $69 million for the three months ended March 31, 2023 and 2022, respectively. Interest expense as a percentage of average borrowings increased by approximately 150 basis points from 3.3 percent for the three months ended March 31, 2022 to 4.8 percent for the three months ended March 31, 2023. See Note 15 for further details

Income Taxes

The effective tax rate for the three months ended March 31, 2023, was 19.2 percent compared to 18.5 percent for the same period in 2022. The increase of 0.7 percentage points for the three months ended March 31, 2023 was primarily due to a decrease in the benefit from share-based compensation, which was partially offset by an increase in the benefit for federal tax credits. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts. The increase for 2023 is also partially due to a benefit for changes in deferred taxes on the investment in its Russian business, which was partially offset by the sale of the company’s equity method investment in Ball Metalpack, both of which occurred during 2022. The company does not anticipate these items will impact tax expense in future periods.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended March 31,
($ in millions)	2023	2022

Net sales	$1,504	$1,609
Comparable operating earnings	183	174
Comparable operating earnings as a % of segment net sales	12%	11%

Ball ceased production at its Phoenix, Arizona aluminum beverage can manufacturing facility in the fourth quarter of 2022, and ceased production at its aluminum beverage can manufacturing facility in St. Paul, Minnesota in the first quarter of 2023. Additionally, in the first quarter of 2023 Ball announced the planned closure of its aluminum beverage can manufacturing facility in Wallkill, New York.

Segment sales for the three months ended March 31, 2023, were $105 million lower compared to the same period in 2022. The decrease for the three months ended March 31, 2023, was primarily due to decreased volumes and the pass through of lower aluminum prices, partially offset by the pass-through of inflationary costs.

Comparable operating earnings for the three months ended March 31, 2023, were $9 million higher compared to the same period in 2022. The increase for the three months ended March 31, 2023, was primarily due to income recognized from the termination of a long term power supply contract that offsets higher energy costs, the pass-through of inflationary costs, fixed cost savings from rightsizing production through the facility actions noted above, lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives and SG&A cost-out initiatives, partially offset by decreased volumes.

Beverage Packaging, EMEA

	Three Months Ended March 31,
($ in millions)	2023	2022

Net sales	$834	$942
Comparable operating earnings	73	100
Comparable operating earnings as a % of segment net sales	9%	11%

Segment sales for the three months ended March 31, 2023, were $108 million lower compared to the same period in 2022. The decrease for the three months ended March 31, 2023, was primarily due to decreased volumes resulting from the sale of the Russian aluminum beverage packaging business, currency translation and the pass through of lower aluminum prices, partially offset by increased volumes when excluding 2022 Russian shipments.

Comparable operating earnings for the three months ended March 31, 2023, were $27 million lower compared to the same period in 2022 primarily due to the sale of the Russian aluminum beverage packaging business and currency translation, partially offset by the pass-through of inflationary costs and lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives.

During the third quarter of 2022, and further to the Russian invasion of Ukraine, the company sold its Russian business, composed of three manufacturing facilities, for total cash consideration of $530 million. The historical operations and results of the Russian aluminum beverage packaging business, including the gain on sale, are included in the beverage packaging, EMEA segment. See Note 4 of these consolidated financial statements for additional discussion regarding the sale and its impact to Ball’s financial results.

A summary of the results of the Russian aluminum beverage packaging business and the non-Russian components of the beverage packaging, EMEA, segment, for the three months ended March 31, 2023 and 2022, are shown below:

	Three Months Ended March 31,
($ in millions)	2023	2022

Net sales
Russia	$—	$155
Non-Russia	834	787
Beverage packaging, EMEA, segment	$834	$942

Comparable operating earnings
Russia	$—	$32
Non-Russia	73	68
Beverage packaging, EMEA, segment	$73	$100

The Russian sales and comparable operating earnings figures in the above table include historical support by Russia for non-Russian regions. See Note 4 for additional discussion regarding the sale.

Beverage Packaging, South America

	Three Months Ended March 31,
($ in millions)	2023	2022

Net sales	$450	$494
Comparable operating earnings	50	78
Comparable operating earnings as a % of segment net sales	11%	16%

Ball ceased production at its Santa Cruz, Brazil, aluminum beverage can manufacturing facility in the third quarter of 2022.

Segment sales for the three months ended March 31, 2023, were $44 million lower compared to the same period in 2022. The decrease for the three months ended March 31, 2023, was primarily due to decreased volumes, price/mix and the pass through of lower aluminum prices.

Comparable operating earnings for the three months ended March 31, 2023, were $28 million lower compared to the same period in 2022. The decrease for the three months ended March 31, 2023, was primarily due to decreased volumes and regional customer/product mix, partially offset by fixed cost savings from rightsizing production and lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives.

Aerospace

	Three Months Ended March 31,
($ in millions)	2023	2022

Net sales	$508	$504
Comparable operating earnings	60	43
Comparable operating earnings as a % of segment net sales	12%	9%

Segment sales for the three months ended March 31, 2023, were $4 million higher compared to the same period in 2022, and comparable operating earnings for the three months ended March 31, 2023, were $17 million higher compared to the same period in 2022. The higher sales and earnings for the three months ended March 31, 2023, were primarily due to the company’s new program wins, backlog liquidation through contract performance and favorable operational performance.

The aerospace contract mix for the three months ended March 31, 2023, consisted of 38 percent cost-type contracts, which are billed at our costs plus an agreed-upon and/or earned profit component, and 58 percent fixed-price contracts. The remaining sales were for time and materials contracts. Backlog was $2.77 billion and $2.97 billion at March 31, 2023, and December 31, 2022, respectively. The backlog at March 31, 2023, consisted of 36 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

	Three Months Ended March 31,
($ in millions)	2023	2022

Cash flows provided by (used in) operating activities	$(275)	$(804)
Cash flows provided by (used in) investing activities	(336)	(46)
Cash flows provided by (used in) financing activities	649	715

Cash flows used in operating activities were $275 million in 2023, primarily driven by working capital outflows of $686 million largely from accounts payable, partially offset by cash generated from net earnings before depreciation and amortization.

Cash flows used in investing activities were $336 million in 2023 primarily driven by $343 million of capital expenditures.

Cash flows provided by financing activities were $649 million in 2023 driven primarily by net borrowings of $700 million from our short-term and long-term credit facilities, partially offset by common stock dividends of $63 million. See Note 15 for further details on the company’s borrowings, and additional amounts available.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.96 billion and $2.04 billion at March 31, 2023 and December 31, 2022, respectively. A total of $383 million and $488 million were available for sale under these programs as of March 31, 2023, and December 31, 2022, respectively.

The company has several regional supplier finance programs with various financial institutions that act as the paying agent for certain payables of the company. The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $608 million and $930 million at March 31, 2023 and December 31, 2022, respectively. Our payment terms are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers decide to factor their receivables with the financial institutions; therefore, we do not believe that future changes in the availability of supplier finance programs will have a significant impact on our liquidity.

Contributions to the company’s defined benefit pension plans were $4 million in the first three months of 2023 compared to $104 million in the same period of 2022, and such contributions are expected to be approximately $33 million for the full year of 2023. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

The company has approximately $526 million of capital expenditures for property, plant and equipment contractually committed as of March 31, 2023, and intends to return approximately $250 million to shareholders in the form of dividends for the full year 2023, inclusive of the cash dividend of 20 cents per share, payable June 15, 2023, to shareholders of record as of June 1, 2023.

As of March 31, 2023, approximately $346 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases totaled $3 million during the three months ended March 31, 2023, compared to $98 million of repurchases during the same period of 2022. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $9.72 billion and $9.00 billion was outstanding at March 31, 2023, and December 31, 2022, respectively.

The company’s senior credit facilities include long-term, multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At March 31, 2023, approximately $890 million was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to these facilities, the company had approximately $1.02 billion of short-term uncommitted credit facilities available at March 31, 2023, of which $153 million was outstanding and due on demand. At December 31, 2022, the company had $112 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

Some of Ball’s loan agreements use LIBOR in determining interest rates. The company is continually evaluating the impact that the transition from its LIBOR-based interest rate loan agreements to SOFR-based interest rate agreements will have on its consolidated financial statements. Based on our most current understanding, the LIBOR to SOFR transition is not expected to have a material impact on our financial condition, results of operations or cash flows.

We were in compliance with all loan agreements at March 31, 2023, and for all prior periods presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. As of March 31, 2023, the company could borrow an additional $1.54 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details of the company’s contingencies, legal proceedings, indemnifications and guarantees are available in Note 21 and Note 22 accompanying the consolidated financial statements within Item 1 of this report. The company is routinely subject to litigation incidental to operating its businesses and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites, including in respect of sites related to alleged activities of certain former Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The following summarized financial information relates to the obligor group as of March 31, 2023, and December 31, 2022. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Three Months Ended	Year Ended
($ in millions)	March 31, 2023	December 31, 2022

Net sales	$2,308	$9,975
Gross profit (a)	285	996
Net earnings	141	635
Net earnings attributable to Ball Corporation	141	635
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $69 million for the three months ended March 31, 2023, and $261 million for the year ended December 31, 2022.

For the three months ended March 31, 2023, and the year ended December 31, 2022, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $316 million and $1.50 billion, respectively, net credits from them of $8 million and $19 million, respectively, and net interest income from them of $79 million and $329 million, respectively. For the year ended December 31, 2022, the obligor group received dividends from other subsidiary companies of $18 million.

	March 31,	December 31,
($ in millions)	2023	2022

Current assets	$2,617	$2,478
Noncurrent assets	15,897	15,764
Current liabilities	6,352	6,032
Noncurrent liabilities	10,632	10,790

Included in the amounts disclosed in the tables above, at March 31, 2023, and December 31, 2022, the obligor group held receivables due from other subsidiary companies of $479 million and $477 million, respectively, long-term notes receivable due from other subsidiary companies of $10.03 billion and $9.89 billion, respectively, payables due to other subsidiary companies of $2.01 billion and $2.22 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.25 billion and $2.21 billion, respectively.

A description of the terms and conditions of the company’s debt guarantees is located in Note 22 of Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company employs established risk management policies and procedures which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to set off any amounts owed with regard to open derivative positions. Further details are available in Item 7A within Ball’s 2022 Annual Report on Form 10-K filed on February 21, 2023, and in Note 20 accompanying the consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended March 31, 2023, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 1A. Risk Factors

There were no changes required to be reported under Item 1A for the three months ended March 31, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the company’s repurchases of its common stock during the first quarter of 2023.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2023	—	$—	—	19,657,010
February 1 to February 28, 2023	—	—	—	19,657,010
March 1 to March 31, 2023	51,784	51.14	51,784	19,605,226
Total	51,784	51.14	51,784
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 50 million shares were authorized for repurchase by Ball’s Board of Directors.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2023.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended March 31, 2023.

Item 6.     Exhibits

22	Obligor group subsidiaries of Ball Corporation

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Daniel W. Fisher, Chairman and Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Executive Vice President and Chief Financial Officer of Ball Corporation.

32.1

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by Daniel W. Fisher, Chairman and Chief Executive Officer of Ball Corporation.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Executive Vice President and Chief Financial Officer

Date:	May 4, 2023