Form 10-Q
period 2023-06-30
BALL Corp
filed 2023-08-03
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at July 31, 2023
Common Stock, without par value	BALL	NYSE	315,058,592 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2023	2022	2023	2022

Net sales	$3,566	$4,134	$7,055	$7,850

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,916)	(3,445)	(5,761)	(6,461)
Depreciation and amortization	(170)	(168)	(336)	(353)
Selling, general and administrative	(165)	(161)	(296)	(347)
Business consolidation and other activities	6	(467)	(14)	(186)
	(3,245)	(4,241)	(6,407)	(7,347)

Earnings (loss) before interest and taxes	321	(107)	648	503

Interest expense	(115)	(68)	(228)	(137)
Debt refinancing and other costs	—	(2)	—	(2)
Total interest expense	(115)	(70)	(228)	(139)

Earnings (loss) before taxes	206	(177)	420	364
Tax (provision) benefit	(36)	(1)	(77)	(101)
Equity in results of affiliates, net of tax	3	13	10	19
Net earnings (loss)	173	(165)	353	282
Net earnings attributable to noncontrolling interests	—	9	3	10
Net earnings (loss) attributable to Ball Corporation	$173	$(174)	$350	$272

Earnings (loss) per share:
Basic	$0.55	$(0.55)	$1.11	$0.85
Diluted	$0.55	$(0.55)	$1.10	$0.84

Weighted average shares outstanding: (000s)
Basic	314,561	317,006	314,400	318,944
Diluted	316,867	317,006	316,764	323,316

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022

Net earnings (loss)	$173	$(165)	$353	$282

Other comprehensive earnings (loss):
Currency translation adjustment	38	346	58	254
Pension and other postretirement benefits	8	(6)	9	2
Derivatives designated as hedges	15	(86)	44	(19)
Total other comprehensive earnings (loss)	61	254	111	237
Income tax (provision) benefit	(6)	11	(14)	(1)
Total other comprehensive earnings (loss), net of tax	55	265	97	236

Total comprehensive earnings (loss)	228	100	450	518
Comprehensive earnings attributable to noncontrolling interests	—	9	3	10
Comprehensive earnings (loss) attributable to Ball Corporation	$228	$91	$447	$508

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2023	2022

Assets
Current assets
Cash and cash equivalents	$955	$548
Receivables, net	2,291	2,594
Inventories, net	1,982	2,179
Other current assets	207	168
Total current assets	5,435	5,489
Noncurrent assets
Property, plant and equipment, net	7,280	7,053
Goodwill	4,269	4,235
Intangible assets, net	1,366	1,417
Other assets	1,821	1,715
Total assets	$20,171	$19,909

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$2,245	$1,408
Accounts payable	3,433	4,383
Accrued employee costs	267	236
Other current liabilities	981	981
Total current liabilities	6,926	7,008
Noncurrent liabilities
Long-term debt	7,507	7,540
Employee benefit obligations	840	847
Deferred taxes	524	540
Other liabilities	469	447
Total liabilities	16,266	16,382

Equity
Common stock (682,728,458 shares issued - 2023; 682,144,408 shares issued - 2022)	1,291	1,260
Retained earnings	7,533	7,309
Accumulated other comprehensive earnings (loss)	(582)	(679)
Treasury stock, at cost (367,792,637 shares - 2023; 368,036,369 shares - 2022)	(4,406)	(4,429)
Total Ball Corporation shareholders' equity	3,836	3,461
Noncontrolling interests	69	66
Total equity	3,905	3,527
Total liabilities and equity	$20,171	$19,909

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in millions)	2023	2022

Cash Flows from Operating Activities
Net earnings (loss)	$353	$282
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	336	353
Business consolidation and other activities	14	186
Deferred tax provision (benefit)	(23)	(32)
Pension contributions	(9)	(108)
Other, net	15	(96)
Changes in working capital components, net of dispositions	(325)	(983)
Cash provided by (used in) operating activities	361	(398)

Cash Flows from Investing Activities
Capital expenditures	(608)	(819)
Business dispositions, net of cash sold	—	298
Other, net	4	25
Cash provided by (used in) investing activities	(604)	(496)

Cash Flows from Financing Activities
Long-term borrowings	1,700	3,216
Repayments of long-term borrowings	(902)	(1,895)
Net change in short-term borrowings	(42)	220
Acquisitions of treasury stock	(3)	(578)
Common stock dividends	(126)	(128)
Other, net	17	(1)
Cash provided by (used in) financing activities	644	834

Effect of exchange rate changes on cash	9	(13)

Change in cash, cash equivalents and restricted cash	410	(73)
Cash, cash equivalents and restricted cash - beginning of period	558	579
Cash, cash equivalents and restricted cash - end of period	$968	$506

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

Risks and Uncertainties

Global Economic Environment

Recent data has indicated continued high inflation in the regions where we operate. Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, changes in interest rates, and changing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We cannot predict with any certainty the impact that rising interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, or the continuation or escalation of the military conflict between Russia and Ukraine, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of the current global economic environment in the near term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at June 30, 2023, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $488 million and $930 million at June 30, 2023 and December 31, 2022, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

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

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022

Net sales
Beverage packaging, North and Central America	$1,537	$1,775	$3,041	$3,384
Beverage packaging, EMEA	920	1,133	1,754	2,075
Beverage packaging, South America	405	534	855	1,028
Aerospace	499	490	1,007	994
Reportable segment sales	3,361	3,932	6,657	7,481
Other	205	202	398	369
Net sales	$3,566	$4,134	$7,055	$7,850

Comparable operating earnings
Beverage packaging, North and Central America	$175	$164	$358	$338
Beverage packaging, EMEA	98	129	171	229
Beverage packaging, South America	30	52	80	130
Aerospace	54	36	114	79
Reportable segment comparable operating earnings	357	381	723	776
Reconciling items
Other (a)	(8)	11	7	(18)
Business consolidation and other activities	6	(467)	(14)	(186)
Amortization of acquired intangibles	(34)	(32)	(68)	(69)
Earnings (loss) before interest and taxes	321	(107)	648	503
Interest expense	(115)	(68)	(228)	(137)
Debt refinancing and other costs	—	(2)	—	(2)
Total interest expense	(115)	(70)	(228)	(139)
Earnings (loss) before taxes	$206	$(177)	$420	$364
(a)	Includes undistributed corporate expenses, net, of $32 million and $15 million for the three months ended June 30, 2023 and 2022, respectively, and $42 million and $48 million for the six months ended June 30, 2023 and 2022, respectively.

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

Ball Metalpack Investment

During the first quarter of 2022, Ball sold its remaining 49 percent owned equity method investment in Ball Metalpack to Sonoco, a global provider of consumer, industrial, healthcare and protective packaging, for total consideration of approximately $298 million, all of which was received in cash in the first quarter of 2022. Ball’s carrying value of the investment before the sale was zero; therefore, a gain from the sale of $298 million was reported in business consolidation and other activities in the unaudited condensed consolidated statements of earnings (loss). Cash proceeds of $298 million related to the sale are presented in business dispositions, net of cash sold, in the unaudited condensed consolidated statements of cash flows.

Ball also received proceeds from Ball Metalpack for the repayment of an outstanding promissory note and accrued interest of approximately $16 million, which was recorded as a gain in business consolidation and other activities in the unaudited condensed consolidated statements of earnings (loss).

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

2023	$560	$3,006	$3,566	$1,104	$5,951	$7,055
2022	705	3,429	4,134	1,306	6,544	7,850

Contract Balances

The company did not have any contract assets at either June 30, 2023, or December 31, 2022. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2022	$316	$12
Increase (decrease)	(49)	(1)
Balance at June 30, 2023	$267	$11

During the six months ended June 30, 2023, contract liabilities decreased by $50 million, which is net of cash received of $456 million and amounts recognized as sales of $506 million, the majority of which related to current contract liabilities. The amount of sales recognized in the six months ended June 30, 2023, that was included in the opening contract liabilities balance, was $316 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

The company also recorded a reduction in net sales of $1 million and additional net sales of $15 million in the three and six months ended June 30, 2023, respectively, and a reduction in net sales of $4 million and additional net sales of $5 million in the three and six months ended June 30, 2022, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of June 30, 2023	$1,347	$1,160	$2,507

6.     Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022

Beverage packaging, North and Central America	$5	$(2)	$(17)	$(1)
Beverage packaging, EMEA	—	(438)	5	(439)
Beverage packaging, South America	1	(21)	(1)	(22)
Other	—	(6)	(1)	276
	$6	$(467)	$(14)	$(186)

2023

During the six months ended June 30, 2023, the charges of $14 million primarily related to facility closure costs.

2022

During the three months ended June 30, 2022, the charges of $467 million primarily related to $435 million associated with impairment losses on Russia’s long-lived asset group. The charges of $186 million during the six months ended June 30, 2022, primarily related to the impairment losses on Russia’s long-lived asset group and a charge related to a donation of $30 million to The Ball Foundation, partially offset by a gain of $298 million for the sale of Ball’s remaining equity method investment in Ball Metalpack. See Note 4 for further details on the Russia and Ball Metalpack transactions.

7.	Supplemental Cash Flow Statement Disclosures

	June 30,
($ in millions)	2023	2022

Beginning of period:
Cash and cash equivalents	$548	$563
Current restricted cash (included in other current assets)	10	16
Total cash, cash equivalents and restricted cash	$558	$579

End of period:
Cash and cash equivalents	$955	$480
Current restricted cash (included in other current assets)	13	26
Total cash, cash equivalents and restricted cash	$968	$506

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

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the unaudited condensed consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid for is as follows:

	June 30,
($ in millions)	2023	2022

Beginning of period:
PP&E acquired but not yet paid	$392	$540

End of period:
PP&E acquired but not yet paid	$204	$565

8.     Receivables, Net

	June 30,	December 31,
($ in millions)	2023	2022

Trade accounts receivable	$1,041	$1,373
Unbilled receivables	793	746
Less: Allowance for doubtful accounts	(11)	(12)
Net trade accounts receivable	1,823	2,107
Other receivables	468	487
	$2,291	$2,594

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables and had combined limits of approximately $2.02 billion and $2.04 billion at June 30, 2023, and December 31, 2022, respectively. A total of $272 million and $488 million were available for sale under these programs as of June 30, 2023, and December 31, 2022, respectively.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

9.     Inventories, Net

	June 30,	December 31,
($ in millions)	2023	2022

Raw materials and supplies	$1,405	$1,541
Work-in-process and finished goods	673	729
Less: Inventory reserves	(96)	(91)
	$1,982	$2,179

10.     Property, Plant and Equipment, Net

	June 30,	December 31,
($ in millions)	2023	2022

Land	$221	$187
Buildings	2,351	2,159
Machinery and equipment	7,626	7,277
Construction-in-progress	1,415	1,504
	11,613	11,127
Accumulated depreciation	(4,333)	(4,074)
	$7,280	$7,053

Depreciation expense amounted to $130 million and $129 million for the three months ended June 30, 2023 and 2022, respectively, and $257 million and $269 million for the six months ended June 30, 2023 and 2022, respectively.

During 2022, the company completed an evaluation of the estimated useful lives of its manufacturing equipment, buildings and certain assembly and test equipment. The company utilized a third-party appraiser to assist in the evaluation, which was performed as a result of the company’s experience with the duration over which its equipment can be utilized. Effective July 1, 2022, Ball revised the estimated useful lives of its equipment and buildings, which resulted in a net reduction in depreciation expense of approximately $27 million ($20 million after tax, or $0.06 per diluted share) for the three months ended June 30, 2023, and $52 million ($40 million after tax, or $0.13 per diluted share) for the six months ended June 30, 2023, as compared to the amounts of depreciation expense that would have been recognized by utilizing the prior depreciable lives.

As discussed in Note 4, in the second quarter of 2022, Ball recorded a noncash impairment charge related to its Russian long-lived asset group, of which $296 million related to property, plant and equipment associated with the company’s Russian aluminum beverage packaging business, which resulted in fully impairing the assets that were subsequently disposed through the sale of the Russia aluminum beverage packaging business. See Note 4 for further details.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2022	$1,275	$1,342	$1,298	$40	$280	$4,235
Effects of currency exchange	—	20	—	—	14	34
Balance at June 30, 2023	$1,275	$1,362	$1,298	$40	$294	$4,269

12.    Intangible Assets, Net

	June 30,	December 31,
($ in millions)	2023	2022

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $987 million at June 30, 2023, and $914 million at December 31, 2022)	$1,261	$1,320
Capitalized software (net of accumulated amortization of $213 million at June 30, 2023, and $204 million at December 31, 2022)	90	80
Other intangibles (net of accumulated amortization of $94 million at June 30, 2023, and $99 million at December 31, 2022)	15	17
	$1,366	$1,417

Total amortization expense of intangible assets amounted to $40 million and $39 million for the three months ended June 30, 2023 and 2022, respectively, and $79 million and $84 million for the six months ended June 30, 2023 and 2022, respectively.

As discussed in Note 4, in the second quarter of 2022, Ball recorded a noncash impairment charge related to its Russian long-lived asset group, of which $131 million related to acquired customer relationships and other intangibles associated with the company’s Russian aluminum beverage packaging business, which resulted in fully impairing the assets that were subsequently disposed through the sale of the Russia aluminum beverage packaging business.

13.    Other Assets

	June 30,	December 31,
($ in millions)	2023	2022

Long-term pension assets	$382	$355
Right-of-use operating lease assets	456	434
Investments in affiliates	201	193
Long-term deferred tax assets	62	73
Other	720	660
	$1,821	$1,715

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

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment. Supplemental balance sheet information related to the company’s leases follows:

		June 30,	December 31,
($ in millions)	Balance Sheet Location	2023	2022

Operating leases:
Operating lease ROU asset	Other assets	$456	$434
Current operating lease liabilities	Other current liabilities	96	91
Noncurrent operating lease liabilities	Other liabilities	367	349
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	10	11
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	9	10

15.    Debt

Long-term debt consisted of the following:

	June 30,	December 31,
($ in millions)	2023	2022

Senior Notes
4.00% due November 2023	$1,000	$1,000
0.875%, euro denominated, due March 2024	818	803
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	600	589
6.875% due March 2028	750	750
6.00% due June 2029	1,000	—
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
Senior Credit Facility (at variable rates)
U.S. dollar revolver due June 2027	—	200
Term A loan due June 2027 (6.73% - 2023)	1,350	1,350
Finance lease obligations	11	12
Other (including debt issuance costs)	(67)	(61)
	9,362	8,543
Less: Current portion	(1,855)	(1,003)
	$7,507	$7,540

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At June 30, 2023, $1.69 billion was available under these revolving credit facilities. In addition to these facilities, the company had $364 million of committed short-term loans outstanding. The company also had approximately $861 million of short-term uncommitted credit facilities available at June 30, 2023, of which $26 million was outstanding and due on demand. At December 31, 2022, the company had $112 million outstanding under short-term uncommitted credit facilities.

In May 2023, Ball issued $1.00 billion of 6.00% senior notes due in 2029, and repaid the outstanding U.S. dollar revolving credit facility due in 2027 in the amount of $800 million.

The fair value of Ball’s long-term debt was estimated to be $8.80 billion and $7.99 billion at June 30, 2023 and December 31, 2022, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. Ball was in compliance with the leverage ratio requirement at June 30, 2023, and December 31, 2022.

16. Taxes on Income

The company’s effective tax rate was 17.5 percent and 18.3 percent for the three and six months ended June 30, 2023, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and six months ended June 30, 2023, decreased by 3.6 percent and 3.3 percent, respectively, for research and development credits, and increased by 1.2 percent for state and local taxes, net.

The company’s effective tax rate was negative 0.6 percent and 27.7 percent for the three and six months ended June 30, 2022, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and six months ended

June 30, 2022, decreased by 24.8 percent and increased by 12.1 percent, respectively, for the establishment of a valuation allowance related to the Russian aluminum beverage packaging business, increased by 6.2 percent and decreased by 3.0 percent, respectively, for a reduction in the valuation allowance related to the Indian beverage packaging business, and decreased by 3.0 percent and 1.9 percent, respectively, for equity compensation.

In July 2023, the U.K. enacted minimum tax legislation consistent with the Organization for Economic Co-operation and Development’s (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The legislation will be effective for the company beginning on January 1, 2024. A significant number of other countries are also moving forward with similar legislation. The company is currently evaluating the potential impact this legislation may have on its financial statements beginning in 2024.

17.    Employee Benefit Obligations

	June 30,	December 31,
($ in millions)	2023	2022

Underfunded defined benefit pension liabilities	$421	$423
Less: Current portion	(21)	(21)
Long-term defined benefit pension liabilities	400	402
Long-term retiree medical liabilities	89	94
Deferred compensation plans	279	286
Other	72	65
	$840	$847

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended June 30,
	2023			2022
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$13	$2	$15	$22	$2	$24
Interest cost	22	22	44	14	11	25
Expected return on plan assets	(29)	(25)	(54)	(27)	(15)	(42)
Amortization of prior service cost	—	—	—	1	—	1
Recognized net actuarial loss	1	—	1	7	1	8
Total net periodic benefit cost	$7	$(1)	$6	$17	$(1)	$16

	Six Months Ended June 30,
	2023			2022
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$26	$3	$29	$44	$5	$49
Interest cost	43	43	86	27	24	51
Expected return on plan assets	(57)	(50)	(107)	(54)	(32)	(86)
Amortization of prior service cost	—	1	1	1	1	2
Recognized net actuarial loss	2	—	2	14	2	16
Total net periodic benefit cost	$14	$(3)	$11	$32	$—	$32

Non-service pension income of $9 million and $8 million for the three months ended June 30, 2023 and 2022, respectively, and income of $18 million and $17 million for the six months ended June 30, 2023 and 2022, respectively, is included in selling, general, and administrative (SG&A) expenses in the unaudited condensed consolidated statements of earnings (loss).

Contributions to the company’s defined benefit pension plans were $9 million for the first six months of 2023 compared to $108 million for the first six months of 2022, and such contributions are expected to be approximately $33 million for the full year of 2023. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at March 31, 2023	682,416	$1,268	(367,929)	$(4,414)	$7,422	$(637)	$69	$3,708
Net earnings (loss)	—	—	—	—	173	—	—	173
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	55	—	55
Common dividends, net of tax benefits	—	—	—	—	(63)	—	—	(63)
Treasury stock purchases	—	—	—	—	—	—	—	—
Treasury shares reissued	—	—	136	7	—	—	—	7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	312	23	—	—	—	—	—	23
Other activity	—	—	—	1	1	—	—	2
Balance at June 30, 2023	682,728	$1,291	(367,793)	$(4,406)	$7,533	$(582)	$69	$3,905

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at March 31, 2022	681,736	$1,226	(361,097)	$(3,941)	$7,224	$(611)	$59	$3,957
Net earnings (loss)	—	—	—	—	(174)	—	9	(165)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	265	—	265
Common dividends, net of tax benefits	—	—	—	—	(63)	—	—	(63)
Treasury stock purchases	—	—	(6,316)	(476)	—	—	—	(476)
Treasury shares reissued	—	—	14	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	130	6	—	—	—	—	—	6
Other activity	—	—	—	1	—	—	—	1
Balance at June 30, 2022	681,866	$1,232	(367,399)	$(4,408)	$6,987	$(346)	$68	$3,533

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2022	682,144	$1,260	(368,036)	$(4,429)	$7,309	$(679)	$66	$3,527
Net earnings (loss)	—	—	—	—	350	—	3	353
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	97	—	97
Common dividends, net of tax benefits	—	—	—	—	(126)	—	—	(126)
Treasury stock purchases	—	—	(52)	(3)	—	—	—	(3)
Treasury shares reissued	—	—	295	15	—	—	—	15
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	584	31	—	—	—	—	—	31
Other activity	—	—	—	11	—	—	—	11
Balance at June 30, 2023	682,728	$1,291	(367,793)	$(4,406)	$7,533	$(582)	$69	$3,905

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2021	680,945	$1,220	(360,101)	$(3,854)	$6,843	$(582)	$58	$3,685
Net earnings (loss)	—	—	—	—	272	—	10	282
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	236	—	236
Common dividends, net of tax benefits	—	—	—	—	(128)	—	—	(128)
Treasury stock purchases	—	—	(7,463)	(578)	—	—	—	(578)
Treasury shares reissued	—	—	165	17	—	—	—	17
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	921	12	—	—	—	—	—	12
Other activity	—	—	—	7		—		7
Balance at June 30, 2022	681,866	$1,232	(367,399)	$(4,408)	$6,987	$(346)	$68	$3,533

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

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2022	$(434)	$(227)	$(18)	$(679)
Other comprehensive earnings (loss) before reclassifications	58	9	32	99
Amounts reclassified into earnings	—	(2)	—	(2)
Balance at June 30, 2023	$(376)	$(220)	$14	$(582)

The following table provides additional details of the amounts reclassified into net earnings (loss) from accumulated other comprehensive earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$24	$(51)	$11	$(82)
Commodity contracts recorded in cost of sales	(16)	111	(16)	146
Currency exchange contracts recorded in selling, general and administrative	6	49	3	77
Interest rate contracts recorded in interest expense	2	(1)	2	—
Total before tax effect	16	108	—	141
Tax benefit (expense) on amounts reclassified into earnings	(4)	(25)	—	(33)
Recognized gain (loss), net of tax	$12	$83	$—	$108

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$1	$(8)	$3	$(16)
Prior service income (expense)	(1)	(1)	(1)	(2)
Total before tax effect	—	(9)	2	(18)
Tax benefit (expense) on amounts reclassified into earnings	—	3	—	5
Recognized gain (loss), net of tax	$—	$(6)	$2	$(13)
(a)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

19.    Earnings (Loss) and Dividends Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts; shares in thousands)	2023	2022	2023	2022

Net earnings (loss) attributable to Ball Corporation	$173	$(174)	$350	$272

Basic weighted average common shares	314,561	317,006	314,400	318,944
Effect of dilutive securities	2,306	—	2,364	4,372
Weighted average shares applicable to diluted earnings (loss) per share	316,867	317,006	316,764	323,316

Per basic share	$0.55	$(0.55)	$1.11	$0.85
Per diluted share	$0.55	$(0.55)	$1.10	$0.84

Certain outstanding options were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive. The excluded options totaled approximately 4 million for the three months ended June 30, 2023 and 2022, and 4 million and 2 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, the company reported a net loss attributable to Ball Corporation in the three months ended June 30, 2022, and, as a result, all potentially issuable securities were excluded in the diluted earnings (loss) per share calculation as their effect would have been anti-dilutive.

The company declared and paid dividends of $0.20 per share for the three months ended June 30, 2023 and 2022, and $0.40 per share for the six months ended June 30, 2023 and 2022.

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

Currency Exchange Rate Risk - The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings (loss).

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	June 30, 2023
Commercial risk area	Commodity	Currency	Interest Rate

Notional amount of contracts	$1,363	$2,967	$818
Net gain (loss) included in AOCI, after-tax	(2)	—	16
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	(1)	9	16

Longest duration of forecasted cash flow hedge transactions in years	1	2	4

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through June 2024, and which have a combined notional value of 2.3 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of June 30, 2023, and December 31, 2022, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		June 30, 2023
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$44	$—	$44
Currency contracts		4	14	18
Interest rate and other contracts		21	8	29
Total current derivative contracts	Other current assets	$69	$22	$91

Currency contracts		$61	$1	$62
Total noncurrent derivative contracts	Other noncurrent assets	$61	$1	$62

Liabilities:
Commodity contracts		$39	$—	$39
Currency contracts		1	26	27
Interest rate and other contracts		1	—	1
Total current derivative contracts	Other current liabilities	$41	$26	$67

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$—	$1

		December 31, 2022
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$11	$—	$11
Currency contracts		—	28	28
Total current derivative contracts	Other current assets	$11	$28	$39

Currency contracts		$84	$—	$84
Total noncurrent derivative contracts	Other noncurrent assets	$84	$—	$84

Liabilities:
Commodity contracts		$48	$—	$48
Currency contracts		1	35	36
Other contracts		—	12	12
Total current derivative contracts	Other current liabilities	$49	$47	$96

Currency contracts		$—	$1	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$1	$1

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR), London Inter-Bank Offered Rate (LIBOR) or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of June 30, 2023, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

The following table provides the effects of derivative instruments in the unaudited condensed consolidated statements of earnings (loss) and on accumulated other comprehensive earnings (loss):

		Three Months Ended June 30,
		2023		2022
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$24	$—	$(51)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(16)	6	111	(6)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	2	—	(1)	4
Currency contracts - manage currency exposure	Selling, general and administrative	6	(1)	49	65
Equity contracts	Selling, general and administrative	—	7	—	(53)
Total		$16	$12	$108	$10

		Six Months Ended June 30,
		2023		2022
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$11	$—	$(82)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(16)	(1)	146	(20)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	2	(5)	—	4
Currency contracts - manage currency exposure	Selling, general and administrative	3	(2)	77	60
Equity contracts	Selling, general and administrative	—	15	—	(69)
Total		$—	$7	$141	$(25)

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022

Amounts reclassified into earnings:
Commodity contracts	$(8)	$(60)	$5	$(64)
Interest rate contracts	(2)	1	(2)	—
Currency exchange contracts	(6)	(49)	(3)	(77)
Change in fair value of cash flow hedges:
Commodity contracts	10	(32)	24	62
Interest rate contracts	22	(1)	22	1
Currency exchange contracts	(1)	57	(2)	61
Currency and tax impacts	(4)	8	(12)	(2)
	$11	$(76)	$32	$(19)

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $23 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at June 30, 2023.

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio (the Court) seeking a declaratory judgment that the manufacture, sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam’s U.S. subsidiary, Rexam Beverage Can Company (RBCC). Such discovery began during the first half of 2017 and concluded in the fourth quarter of 2018. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continued as scheduled. In December 2018, BMBCC and RBCC filed a motion for summary judgment that the Crown patents at issue are invalid and that the applicable ends supplied by BMBCC and RBCC did not infringe the patents. Crown did not file a motion for summary judgment. On June 21, 2019, the District Court issued an order sustaining the BMBCC/RBCC motion as to invalidity, declining to rule on the other grounds as moot, and indicating that an expanded opinion and an appealable order would be forthcoming. The expanded opinion was docketed on July 22, 2019. The final, appealable order was issued by the Court on September 25, 2019, and the expanded opinion was unsealed. On October 22, 2019, Crown filed a Notice of Appeal of the decision of the Court to the Court of Appeals for the Federal Circuit. On December 31, 2020, the Court of Appeals vacated the decision of the District Court and remanded the case for further proceedings. The District Court held a telephonic hearing with counsel for the parties in March 2021 to discuss the scope of the proceedings on remand and initial position statements regarding remand which was submitted by each party. The District Court also directed each party to submit a document in response to the initial position statements of the other party in April 2021. The parties submitted their position statements to the District Court on April 21, 2021. On August 25, 2021, the Court issued its order regarding the further proceedings permitting each party to submit supplemental expert reports and depositions of the experts. On September 9, 2021, the parties submitted a Submission Regarding Scheduling in which most issues were agreed, but the Court was requested to resolve a disagreement regarding the process and timing for the submission of each expert’s report and the deposition of the experts. The Court issued its Order resolving the disagreement on August 12, 2022, and issued a further Scheduling Order on August 30, 2022, that outlines the litigation process and schedule for the proceedings on remand over the following twelve months. On March 10, 2023, Ball filed its renewed Motion for Summary Judgment based on indefiniteness with the Court. Crown subsequently filed a surreply brief on the motion to which Ball responded, and Crown requested leave to file its own motion for summary judgment on indefiniteness, which was opposed by Ball. On August 2, 2023, the Court granted Ball’s motion for summary judgment and found that the relevant patents are invalid because of indefiniteness. Based on the information available at the present time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

A former Rexam Personal Care site in Annecy, France, was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place in 2006. The business operating from the site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during the first quarter of 2015. As part of the site closure regulatory requirements, a regulatory permit (Prefectoral Order) was issued in June 2016, which included requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A management plan based on the findings of this analysis was proposed to the French environmental authorities in 2018. Following discussions with the authorities, the final proposals for remediation works and subsequent monitoring have been agreed and were included in a Prefectural Order issued by the French Authorities in December 2022. Contracts have also recently been signed with the preferred supplier of the remedial works and those works commenced in the first half of 2023. Based on the information available at this time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

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

Global Economic Environment

Recent data has indicated continued high inflation in the regions where we operate. Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, changes in interest rates, and changing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We cannot predict with any certainty the impact that rising interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, or the continuation or escalation of the military conflict between Russia and Ukraine, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Consolidated Sales and Earnings (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022

Net sales	$3,566	$4,134	$7,055	$7,850
Net earnings (loss) attributable to Ball Corporation	173	(174)	350	272
Net earnings (loss) attributable to Ball Corporation as a % of net sales	5%	(4)%	5%	3%

Sales in the three and six months ended June 30, 2023, decreased compared to the same periods in 2022 primarily due to the sale of our Russian aluminum beverage packaging business in the third quarter of 2022, decreased volumes, currency translation and the pass-through of lower aluminum prices, partially offset by the pass-through of inflationary costs.

Net earnings (loss) attributable to Ball Corporation for the three months ended June 30, 2023, increased compared to the same period in 2022 primarily due to the 2022 impairment losses related to Ball’s Russian aluminum beverage packaging business, the pass-through of inflationary costs, fixed cost savings from rightsizing production, lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives and SG&A cost-out initiatives, partially offset by the sale of our Russian aluminum beverage packaging business in the third quarter of 2022, lower volumes and increased interest expense. Net earnings (loss) attributable to Ball Corporation for the six months ended June 30, 2023, increased compared to the same period in 2022 primarily due to the 2022 impairment losses related to Ball’s Russian aluminum beverage packaging business, the pass-through of inflationary costs, fixed cost savings from rightsizing production, lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives and SG&A cost-out initiatives, partially offset by the gain associated with the 2022 sale of our remaining equity method investment in Ball Metalpack, the sale of our Russian aluminum beverage packaging business in the third quarter of 2022, lower volumes and increased interest expense.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,916 million and $3,445 million for the three months ended June 30, 2023 and 2022, respectively, and $5,761 million and $6,461 million for the six months ended June 30, 2023 and 2022, respectively. These amounts represented 82 percent and 83 percent of consolidated net sales for the three months ended June 30, 2023 and 2022, respectively, and 82 percent of consolidated net sales for the six months ended June 30, 2023 and 2022.

Depreciation and Amortization

Depreciation and amortization expense was $170 million and $168 million for the three months ended June 30, 2023 and 2022, respectively, and $336 million and $353 million for the six months ended June 30, 2023 and 2022, respectively. These amounts represented 5 percent and 4 percent of consolidated net sales for the three months ended June 30, 2023 and 2022, respectively, and 5 percent and 4 percent of consolidated net sales for the six months ended June 30, 2023 and 2022, respectively. The decrease for the six months ended June 30, 2023, was primarily due to revised estimated useful lives of the company’s manufacturing equipment, buildings and certain assembly and test equipment, as well as the sale of the Russian aluminum beverage packaging business. See Note 10 of these consolidated financial statements for additional discussion of the reduction in depreciation resulting from the revised estimated useful lives. See Note 4 for details regarding the sale of the Russian operations.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $165 million and $161 million for the three months ended June 30, 2023 and 2022, respectively, and $296 million and $347 million for the six months ended June 30, 2023 and 2022, respectively. The decrease for the six months ended June 30, 2023, was primarily due to SG&A cost-out initiatives. These amounts represented 5 percent and 4 percent of consolidated net sales for the three months ended June 30, 2023 and 2022, respectively, and 4 percent of consolidated net sales for the six months ended June 30, 2023 and 2022.

Business Consolidation Costs and Other Activities

Business consolidation and other activities resulted in income of $6 million and charges of $467 million for the three months ended June 30, 2023 and 2022, respectively, and charges of $14 million and $186 million for the six months ended June 30, 2023 and 2022, respectively. The change compared to the same three month period in 2022 is primarily due to the 2022 impairment losses related to Ball’s Russian aluminum beverage packaging business. The change compared to the same six month period in 2022 is primarily due to the 2022 impairment losses recorded related to Ball’s Russian aluminum beverage packaging business, partially offset by the gain associated with the 2022 sale of our remaining equity method investment in Ball Metalpack. See Note 6 for further details.

Interest Expense

Total interest expense was $115 million and $70 million for the three months ended June 30, 2023 and 2022, respectively, and $228 million and $139 million for the six months ended June 30, 2023 and 2022, respectively. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings increased by approximately 170 basis points from 3.1 percent for the three months ended June 30, 2022, to 4.8 percent for the three months ended June 30, 2023, and increased approximately 160 basis points from 3.2 percent for the six months ended June 30, 2022, to 4.8 percent for the six months ended June 30, 2023. See Note 15 for further details.

Income Taxes

The effective tax rate for the three and six months ended June 30, 2023, was 17.5 percent and 18.3 percent, respectively, compared to negative 0.6 percent and 27.7 percent for the three and six months ended June 30, 2022, respectively.

The increase of 18.1 percent for the three months ended June 30, 2023, was primarily due to negative earnings before tax in 2022 as a result of the long-lived asset impairment for the Russian aluminum beverage packaging business. In addition, the rate was lower in 2022 due to the establishment of a valuation allowance related to the Russian beverage packaging business, which was partially offset by a reduction in a valuation allowance related to the Indian beverage packaging business. The company does not anticipate these items will impact tax expense in future periods.

The decrease of 9.4 percent for the six months ended June 30, 2023, was primarily due to the 2022 establishment of a valuation allowance related to the Russian aluminum beverage packaging business, which was partially offset by a reduction in a valuation allowance related to the Indian beverage packaging business. The company does not anticipate these items will impact tax expense in future periods.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022

Net sales	$1,537	$1,775	$3,041	$3,384
Comparable operating earnings	175	164	358	338
Comparable operating earnings as a % of segment net sales	11%	9%	12%	10%

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

Segment sales for the three and six months ended June 30, 2023, were $238 million lower and $343 million lower, respectively, compared to the same periods in 2022. The decreases for the three and six months ended June 30, 2023, were primarily due to decreased volumes and the pass through of lower aluminum prices, partially offset by the pass-through of inflationary costs.

Comparable operating earnings for the three and six months ended June 30, 2023, were $11 million higher and $20 million higher, respectively, compared to the same periods in 2022. The increase for the three months ended June 30, 2023, was primarily due to the pass-through of inflationary costs, fixed cost savings from rightsizing production through the facility actions noted above, lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives and SG&A cost-out initiatives, partially offset by customer/product mix and decreased volumes. The increase for the six months ended June 30, 2023, was primarily due to the pass-through of inflationary costs, fixed cost savings from rightsizing production through the facility actions noted above, income recognized from the termination of a long term power supply contract that offsets higher energy costs, lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives and SG&A cost-out initiatives, partially offset by customer/product mix and decreased volumes.

Beverage Packaging, EMEA

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022

Net sales	$920	$1,133	$1,754	$2,075
Comparable operating earnings	98	129	171	229
Comparable operating earnings as a % of segment net sales	11%	11%	10%	11%

Segment sales for the three and six months ended June 30, 2023, were $213 million lower and $321 million lower, respectively, compared to the same periods in 2022. The decreases for the three and six months ended June 30, 2023, were primarily due to decreased volumes resulting from the sale of the Russian aluminum beverage packaging business, currency translation and the pass through of lower aluminum prices, partially offset by the pass-through of inflationary costs and increased volumes outside of Russian shipments.

Comparable operating earnings for the three and six months ended June 30, 2023, were $31 millon lower and $58 million lower, respectively, compared to the same periods in 2022. The decrease for the three months ended June 30, 2023, was primarily due to the sale of the Russian aluminum beverage packaging business, currency translation and new facility start-up costs, partially offset by the pass-through of inflationary costs, lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives and increased volumes outside of Russian shipments. The decrease for the six months ended June 30, 2023, was primarily due to the sale of the Russian aluminum beverage packaging business, customer/product mix, currency translation and new facility start-up costs, partially offset by the pass-through of inflationary costs, lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives and increased volumes outside of Russian shipments.

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

A summary of the results of the Russian aluminum beverage packaging business and the non-Russian components of the beverage packaging, EMEA, segment, for the three and six months ended June 30, 2023 and 2022, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022

Net sales
Russia	$—	$226	$—	$381
Non-Russia	920	907	1,754	1,694
Beverage packaging, EMEA, segment	$920	$1,133	$1,754	$2,075

Comparable operating earnings
Russia	$—	$40	$—	$72
Non-Russia	98	89	171	157
Beverage packaging, EMEA, segment	$98	$129	$171	$229

The Russian sales and comparable operating earnings figures in the above table include historical support by Russia for non-Russian regions. See Note 4 for additional discussion regarding the sale.

Beverage Packaging, South America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022

Net sales	$405	$534	$855	$1,028
Comparable operating earnings	30	52	80	130
Comparable operating earnings as a % of segment net sales	7%	10%	9%	13%

Ball ceased production at its Santa Cruz, Brazil, aluminum beverage can manufacturing facility in the third quarter of 2022.

Segment sales for the three and six months ended June 30, 2023, were $129 million lower and $173 million lower, respectively, compared to the same periods in 2022. The decreases for the three and six months ended June 30, 2023, were primarily due to the pass through of lower aluminum prices, decreased volumes and price/mix, partially offset by the pass-through of inflationary costs.

Comparable operating earnings for the three and six months ended June 30, 2023, were $22 million lower and $50 million lower, respectively, compared to the same periods in 2022, primarily due to decreased volumes and customer/product mix, partially offset by fixed cost savings from rightsizing production and lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives.

Aerospace

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022

Net sales	$499	$490	$1,007	$994
Comparable operating earnings	54	36	114	79
Comparable operating earnings as a % of segment net sales	11%	7%	11%	8%

Segment sales for the three and six months ended June 30, 2023, were $9 million higher and $13 million higher, respectively, compared to the same periods in 2022, and comparable operating earnings for the three and six months ended June 30, 2023, were $18 million higher and $35 million higher, respectively, compared to the same periods in 2022. The higher sales and earnings for the three and six months ended June 30, 2023, were primarily due to the company’s new program wins, backlog liquidation through contract performance and favorable operational performance.

The aerospace contract mix for the six months ended June 30, 2023, consisted of 39 percent cost-type contracts, which are billed at our costs plus an agreed-upon and/or earned profit component, and 58 percent fixed-price contracts. The remaining sales were for time and materials contracts. Backlog was $2.56 billion and $2.97 billion at June 30, 2023, and December 31, 2022, respectively. The backlog at June 30, 2023, consisted of 36 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

	Six Months Ended June 30,
($ in millions)	2023	2022

Cash flows provided by (used in) operating activities	$361	$(398)
Cash flows provided by (used in) investing activities	(604)	(496)
Cash flows provided by (used in) financing activities	644	834

Cash flows provided by operating activities were $361 million in 2023, primarily driven by cash generated from net earnings before depreciation and amortization, partially offset by working capital outflows of $325 million largely from accounts payable.

Cash flows used in investing activities were $604 million in 2023, primarily driven by $608 million of capital expenditures.

Cash flows provided by financing activities were $644 million in 2023, primarily driven by net borrowings of $756 million as a result of the issuance of $1.00 billion of 6.00% senior notes due in 2029 and our short-term and long-term credit facilities, partially offset by common stock dividends of $126 million. See Note 15 for further details on the company’s borrowings, and additional amounts available.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $2.02 billion and $2.04 billion at June 30, 2023, and December 31, 2022, respectively. A total of $272 million and $488 million were available for sale under these programs as of June 30, 2023, and December 31, 2022, respectively.

The company has several regional supplier finance programs with various financial institutions that act as the paying agent for certain payables of the company. The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $488 million and $930 million at June 30, 2023 and December 31, 2022, respectively. Our payment terms are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers decide to factor their receivables with the financial institutions; therefore, we do not believe that future changes in the availability of supplier finance programs will have a significant impact on our liquidity.

Contributions to the company’s defined benefit pension plans were $9 million in the first six months of 2023 compared to $108 million in the same period of 2022, and such contributions are expected to be approximately $33 million for the full year of 2023. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

The company has approximately $415 million of capital expenditures for property, plant and equipment contractually committed as of June 30, 2023, and intends to return approximately $250 million to shareholders in the form of dividends for the full year 2023, inclusive of the cash dividend of 20 cents per share, payable September 15, 2023, to shareholders of record as of September 1, 2023.

As of June 30, 2023, approximately $573 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases totaled $3 million during the six months ended June 30, 2023, compared to $578 million of repurchases during the same period of 2022. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $9.81 billion and $9.00 billion was outstanding at June 30, 2023, and December 31, 2022, respectively.

In May 2023, Ball issued $1.00 billion of 6.00% senior notes due in 2029, and repaid the outstanding U.S. dollar revolving credit facility due in 2027 in the amount of $800 million. The remaining $200 million will be used for general corporate purposes.

The company’s senior credit facilities include long-term, multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At June 30, 2023, approximately $1.69 billion was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to these facilities, the company had $364 million of committed short-term loans outstanding. The company also had approximately $861 million of short-term uncommitted credit facilities available at June 30, 2023, of which $26 million was outstanding and due on demand. At December 31, 2022, the company had $112 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at June 30, 2023, and for all prior periods presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. As of June 30, 2023, the company could borrow an additional $1.91 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report.

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

The following summarized financial information relates to the obligor group as of June 30, 2023, and December 31, 2022. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Six Months Ended	Year Ended
($ in millions)	June 30, 2023	December 31, 2022

Net sales	$4,596	$9,975
Gross profit (a)	570	996
Net earnings (loss)	309	635
Net earnings (loss) attributable to Ball Corporation	309	635
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $135 million for the six months ended June 30, 2023, and $261 million for the year ended December 31, 2022.

For the six months ended June 30, 2023, and the year ended December 31, 2022, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $582 million and $1.50 billion, respectively, net credits from them of $14 million and $19 million, respectively, and net interest income from them of $167 million and $329 million, respectively. The obligor group received dividends from other subsidiary companies of $511 million and $18 million, during the six months ended June 30, 2023, and the year ended December 31, 2022, respectively.

	June 30,	December 31,
($ in millions)	2023	2022

Current assets	$2,806	$2,478
Noncurrent assets	16,131	15,764
Current liabilities	5,912	6,032
Noncurrent liabilities	10,773	10,790

Included in the amounts disclosed in the tables above, at June 30, 2023, and December 31, 2022, the obligor group held receivables due from other subsidiary companies of $790 million and $477 million, respectively, long-term notes receivable due from other subsidiary companies of $10.24 billion and $9.89 billion, respectively, payables due to other subsidiary companies of $1.78 billion and $2.22 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.23 billion and $2.21 billion, respectively.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended June 30, 2023, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 1A. Risk Factors

There were no changes required to be reported under Item 1A for the three months ended June 30, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the company’s repurchases of its common stock during the second quarter of 2023.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1 to April 30, 2023	—	$—	—	19,605,226
May 1 to May 31, 2023	—	—	—	19,605,226
June 1 to June 30, 2023	—	—	—	19,605,226
Total	—	—	—
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 50 million shares were authorized for repurchase by Ball’s Board of Directors.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended June 30, 2023.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended June 30, 2023.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings (Loss), (ii) Unaudited Condensed Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Executive Vice President and Chief Financial Officer

Date:	August 3, 2023