Form 10-Q
period 2023-09-30
BALL Corp
filed 2023-11-02
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at October 30, 2023
Common Stock, without par value	BALL	NYSE	315,301,214 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2023	2022	2023	2022

Net sales	$3,571	$3,951	$10,626	$11,801

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,894)	(3,275)	(8,655)	(9,736)
Depreciation and amortization	(173)	(157)	(509)	(510)
Selling, general and administrative	(132)	(159)	(428)	(506)
Business consolidation and other activities	(47)	163	(61)	(23)
	(3,246)	(3,428)	(9,653)	(10,775)

Earnings before interest and taxes	325	523	973	1,026

Interest expense	(122)	(79)	(350)	(216)
Debt refinancing and other costs	—	—	—	(2)
Total interest expense	(122)	(79)	(350)	(218)

Earnings before taxes	203	444	623	808
Tax (provision) benefit	(2)	(38)	(79)	(139)
Equity in results of affiliates, net of tax	3	(12)	13	7
Net earnings	204	394	557	676
Net earnings attributable to noncontrolling interests	1	2	4	12
Net earnings attributable to Ball Corporation	$203	$392	$553	$664

Earnings per share:
Basic	$0.64	$1.25	$1.76	$2.09
Diluted	$0.64	$1.24	$1.74	$2.07

Weighted average shares outstanding: (000s)
Basic	314,983	314,054	314,596	317,296
Diluted	317,296	317,061	316,938	321,222

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022

Net earnings	$204	$394	$557	$676

Other comprehensive earnings (loss):
Currency translation adjustment	(40)	(203)	18	51
Pension and other postretirement benefits	(1)	(1)	8	1
Derivatives designated as hedges	(30)	(129)	14	(148)
Total other comprehensive earnings (loss)	(71)	(333)	40	(96)
Income tax (provision) benefit	11	31	(3)	30
Total other comprehensive earnings (loss), net of tax	(60)	(302)	37	(66)

Total comprehensive earnings	144	92	594	610
Comprehensive earnings attributable to noncontrolling interests	1	2	4	12
Comprehensive earnings attributable to Ball Corporation	$143	$90	$590	$598

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2023	2022

Assets
Current assets
Cash and cash equivalents	$1,335	$548
Receivables, net	2,059	2,594
Inventories, net	1,688	2,179
Other current assets	326	168
Total current assets	5,408	5,489
Noncurrent assets
Property, plant and equipment, net	7,264	7,053
Goodwill	4,222	4,235
Intangible assets, net	1,315	1,417
Other assets	1,723	1,715
Total assets	$19,932	$19,909

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$2,108	$1,408
Accounts payable	3,294	4,383
Accrued employee costs	310	236
Other current liabilities	1,003	981
Total current liabilities	6,715	7,008
Noncurrent liabilities
Long-term debt	7,483	7,540
Employee benefit obligations	813	847
Deferred taxes	445	540
Other liabilities	468	447
Total liabilities	15,924	16,382

Equity
Common stock (682,896,369 shares issued - 2023; 682,144,408 shares issued - 2022)	1,304	1,260
Retained earnings	7,673	7,309
Accumulated other comprehensive earnings (loss)	(642)	(679)
Treasury stock, at cost (367,662,311 shares - 2023; 368,036,369 shares - 2022)	(4,397)	(4,429)
Total Ball Corporation shareholders' equity	3,938	3,461
Noncontrolling interests	70	66
Total equity	4,008	3,527
Total liabilities and equity	$19,932	$19,909

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2023	2022

Cash Flows from Operating Activities
Net earnings	$557	$676
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	509	510
Business consolidation and other activities	61	23
Deferred tax provision (benefit)	(87)	(23)
Pension contributions	(13)	(113)
Other, net	71	(165)
Changes in working capital components, net of dispositions	29	(1,132)
Cash provided by (used in) operating activities	1,127	(224)

Cash Flows from Investing Activities
Capital expenditures	(830)	(1,262)
Business dispositions, net of cash sold	—	748
Other, net	4	62
Cash provided by (used in) investing activities	(826)	(452)

Cash Flows from Financing Activities
Long-term borrowings	1,700	3,401
Repayments of long-term borrowings	(913)	(2,446)
Net change in short-term borrowings	(135)	463
Acquisitions of treasury stock	(3)	(617)
Common stock dividends	(189)	(191)
Other, net	30	13
Cash provided by (used in) financing activities	490	623

Effect of exchange rate changes on cash	—	(30)

Change in cash, cash equivalents and restricted cash	791	(83)
Cash, cash equivalents and restricted cash - beginning of period	558	579
Cash, cash equivalents and restricted cash - end of period	$1,349	$496

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

Risks and Uncertainties

Global Economic Environment

Recent data has indicated continued high inflation in the regions where we operate. Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, changes in interest rates, and changing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We cannot predict with any certainty the impact that rising interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, or the continuation or escalation of global conflicts, including the conflict between Russia and Ukraine and the rising instability in the Middle East, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of the current global economic environment in the near term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at September 30, 2023, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

In addition to the above potential impacts on the estimates used in preparing the consolidated financial statements, the current global economic environment has the potential to increase Ball’s vulnerabilities to near-term severe impacts related to certain concentrations in its business. In line with other companies in the packaging and aerospace industries, Ball makes the majority of its sales and significant purchases to or from a relatively small number of global, or large regional, customers and suppliers. Furthermore, Ball makes the majority of its sales from a small number of product lines. The potential of the current global economic environment to affect a significant customer or supplier, or to affect demand for certain products to a significant degree, heightens the vulnerability of Ball to these concentrations.

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

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $512 million and $930 million at September 30, 2023 and December 31, 2022, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

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

Aerospace: Consists of operations that manufacture and sell aerospace and other related products and provide services used in the defense, civil space and commercial space industries. In the third quarter of 2023, Ball entered into a Stock Purchase Agreement with BAE Systems, Inc., to sell all of the outstanding equity interests in Ball’s aerospace business to BAE. See Note 4 for further details.

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

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022

Net sales
Beverage packaging, North and Central America	$1,541	$1,800	$4,582	$5,184
Beverage packaging, EMEA	902	1,031	2,656	3,106
Beverage packaging, South America	489	466	1,344	1,494
Aerospace	460	477	1,467	1,471
Reportable segment sales	3,392	3,774	10,049	11,255
Other	179	177	577	546
Net sales	$3,571	$3,951	$10,626	$11,801

Comparable operating earnings
Beverage packaging, North and Central America	$196	$205	$554	$543
Beverage packaging, EMEA	103	82	274	311
Beverage packaging, South America	61	67	141	197
Aerospace	46	47	160	126
Reportable segment comparable operating earnings	406	401	1,129	1,177
Reconciling items
Other (a)	—	(8)	7	(26)
Business consolidation and other activities	(47)	163	(61)	(23)
Amortization of acquired intangibles	(34)	(33)	(102)	(102)
Earnings before interest and taxes	325	523	973	1,026
Interest expense	(122)	(79)	(350)	(216)
Debt refinancing and other costs	—	—	—	(2)
Total interest expense	(122)	(79)	(350)	(218)
Earnings before taxes	$203	$444	$623	$808
(a)	Includes undistributed corporate expenses, net, of $18 million and $25 million for the three months ended September 30, 2023 and 2022, respectively, and $60 million and $73 million for the nine months ended September 30, 2023 and 2022, respectively.

The company does not disclose total assets by segment as such information is not provided to the chief operating decision maker.

4.     Acquisitions and Dispositions

Aerospace

In the third quarter of 2023, Ball entered into a Stock Purchase Agreement (Agreement) with BAE Systems, Inc. (BAE) and, for the limited purposes set forth therein, BAE Systems plc, to sell all of the outstanding equity interests in Ball’s aerospace business to BAE for a purchase price of approximately $5.6 billion in cash, which sale, if consummated, would result in an estimated $4.5 billion in after-tax proceeds and an estimated pre-tax gain in excess of $4.5 billion. These estimates are subject to customary closing adjustments to the purchase price under the terms of the Agreement. The closing of the transaction is subject to the approvals, clearances, or waiting period expirations or terminations required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and from the Committee on Foreign Investment in the United States, among other regulatory approvals, and other customary closing conditions. As of September 30, 2023, we are in the process of seeking such regulatory approvals, clearances, and waiting period expirations or terminations but cannot yet assert that it is probable that such approvals, clearances, and waiting period expirations or terminations will be obtained or the other closing conditions will be satisfied. Due to these conditions, as of September 30, 2023, Ball’s aerospace business does not meet the requirements for held for sale presentation in Ball’s consolidated financial statements.

Russia

In the first quarter of 2022, the company announced that it was pursuing the sale of its aluminum beverage packaging business located in Russia. In the second quarter of 2022, Ball experienced deteriorating conditions and determined this constituted a triggering event for its Russian long-lived asset group. As a result, Ball recorded an impairment loss of $435 million during the second quarter of 2022. In the third quarter of 2022, the company completed the sale of its Russian aluminum beverage packaging business for total cash consideration of $530 million and recorded a gain on disposal of $222 million. When considering the impairment loss recorded during the second quarter 2022 of $435 million, the impairment loss net of gain on the sale of the Russian business was $213 million for the nine months ended September 30, 2022, and for the year ended December 31, 2022. The impairment loss in the second quarter and the gain on sale in the third quarter were recorded in business consolidation and other activities in the unaudited condensed consolidated statements of earnings. Cash proceeds from the sale of $455 million, net of the cash on the disposed business, were received in the third quarter of 2022 and were presented in business dispositions, net of cash sold, in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2022, and in the consolidated statements of cash flows for the year ended December 31, 2022.

In connection with this sale, Ball entered into a call option agreement that is contingently exercisable between September 2025 and September 2032, and if it becomes exercisable, will provide Ball the right to repurchase the business subject to the status of sanctions and certain other contingencies outside of Ball’s control. The option price, if exercised, would provide a customary compounded annual rate of return to the purchaser based on defined cash flows associated with the purchase and operation of the business from the purchase date through the exercise date of the option. Because the option strike price could limit the residual returns generated by the purchaser, if exercised, the option represents a variable interest retained by Ball in the Russian business. Based on the terms of the option relative to current market conditions in Russia, we determined that the option had an immaterial value at the date of sale. Neither the option nor any other terms in the sales agreement resulted in Ball being the primary beneficiary of the business and, therefore, it was deconsolidated.

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

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

2023	$632	$2,939	$3,571	$1,736	$8,890	$10,626
2022	725	3,226	3,951	2,031	9,770	11,801

Contract Balances

The company did not have any contract assets at either September 30, 2023, or December 31, 2022. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2022	$316	$12
Increase (decrease)	(9)	(3)
Balance at September 30, 2023	$307	$9

During the nine months ended September 30, 2023, contract liabilities decreased by $12 million, which is net of cash received of $734 million and amounts recognized as sales of $746 million, the majority of which related to current contract liabilities. The amount of sales recognized in the nine months ended September 30, 2023, that was included in the opening contract liabilities balance, was $316 million, all of which related to current contract liabilities. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

The company also recorded additional net sales of $2 million and $17 million in the three and nine months ended September 30, 2023, respectively, and a reduction in net sales of $5 million and no impact in the three and nine months ended September 30, 2022, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of September 30, 2023	$1,378	$1,473	$2,851

6.     Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022

Beverage packaging, North and Central America	$(10)	$(36)	$(27)	$(37)
Beverage packaging, EMEA	1	214	6	(225)
Beverage packaging, South America	(6)	(9)	(7)	(31)
Other	(32)	(6)	(33)	270
	$(47)	$163	$(61)	$(23)

2023

The charges of $47 million and $61 million during the three and nine months ended September 30, 2023, respectively, were primarily composed of transaction costs related to the potential sale of the company’s aerospace business and facility closure costs. See Note 4 for further details on the potential sale. The charges for the three and nine months ended September 30, 2023, also include costs recorded to reflect the damage to assets, less anticipated insurance receipts, incurred as a result of the fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility. During future periods, the company anticipates receiving additional insurance proceeds for replacement costs and business interruption coverage which will be recorded as a gain.

2022

During the three months ended September 30, 2022, the income of $163 million primarily related to the company completing the sale of its Russian aluminum beverage packaging business and recording a gain on disposal of $222 million, partially offset by facility closure costs of $42 million. The charges of $23 million during the nine months ended September 30, 2022, primarily related to the impairment losses on Russia’s long-lived asset group net of gain on the sale of $213 million, facility closure costs of $42 million and a charge related to a donation of $30 million to The Ball Foundation, partially offset by a gain of $298 million for the sale of Ball’s remaining equity method investment in Ball Metalpack. See Note 4 for further details on the Russia and Ball Metalpack transactions.

7.	Supplemental Cash Flow Statement Disclosures

	September 30,
($ in millions)	2023	2022

Beginning of period:
Cash and cash equivalents	$548	$563
Current restricted cash (included in other current assets)	10	16
Total cash, cash equivalents and restricted cash	$558	$579

End of period:
Cash and cash equivalents	$1,335	$473
Current restricted cash (included in other current assets)	14	23
Total cash, cash equivalents and restricted cash	$1,349	$496

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

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the unaudited condensed consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid for is as follows:

	September 30,
($ in millions)	2023	2022

Beginning of period:
PP&E acquired but not yet paid	$392	$540

End of period:
PP&E acquired but not yet paid	$207	$461

8.     Receivables, Net

	September 30,	December 31,
($ in millions)	2023	2022

Trade accounts receivable	$883	$1,373
Unbilled receivables	789	746
Less: Allowance for doubtful accounts	(12)	(12)
Net trade accounts receivable	1,660	2,107
Other receivables	399	487
	$2,059	$2,594

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables and had combined limits of approximately $2.00 billion and $2.04 billion at September 30, 2023, and December 31, 2022, respectively. A total of $162 million and $488 million were available for sale under these programs as of September 30, 2023, and December 31, 2022, respectively. The company has recorded expense related to its factoring programs of $30 million and $17 million for the three months ended September 30, 2023 and 2022, respectively, and $72 million and $41 million for the nine months ended September 30, 2023 and 2022, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

9.     Inventories, Net

	September 30,	December 31,
($ in millions)	2023	2022

Raw materials and supplies	$1,251	$1,541
Work-in-process and finished goods	537	729
Less: Inventory reserves	(100)	(91)
	$1,688	$2,179

10.     Property, Plant and Equipment, Net

	September 30,	December 31,
($ in millions)	2023	2022

Land	$217	$187
Buildings	2,349	2,159
Machinery and equipment	7,916	7,277
Construction-in-progress	1,209	1,504
	11,691	11,127
Accumulated depreciation	(4,427)	(4,074)
	$7,264	$7,053

Depreciation expense amounted to $133 million and $117 million for the three months ended September 30, 2023 and 2022, respectively, and $390 million and $386 million for the nine months ended September 30, 2023 and 2022, respectively.

During 2022, the company completed an evaluation of the estimated useful lives of its manufacturing equipment, buildings and certain assembly and test equipment. The company utilized a third-party appraiser to assist in the evaluation, which was performed as a result of the company’s experience with the duration over which its equipment can be utilized. Effective July 1, 2022, Ball revised the estimated useful lives of its equipment and buildings, which resulted in a net reduction in depreciation expense of approximately $52 million ($40 million after tax, or $0.13 per diluted share) for the nine months ended September 30, 2023, as compared to the amount of depreciation expense that would have been recognized by utilizing the prior depreciable lives. As the change was effective as of July 1, 2022, there is no impact to comparative prior quarters on a quarter to date basis after June 30, 2023.

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

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2022	$1,275	$1,342	$1,298	$40	$280	$4,235
Effects of currency exchange	—	(20)	—	—	7	(13)
Balance at September 30, 2023	$1,275	$1,322	$1,298	$40	$287	$4,222

12.    Intangible Assets, Net

	September 30,	December 31,
($ in millions)	2023	2022

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.01 billion at September 30, 2023, and $914 million at December 31, 2022)	$1,214	$1,320
Capitalized software (net of accumulated amortization of $217 million at September 30, 2023, and $204 million at December 31, 2022)	87	80
Other intangibles (net of accumulated amortization of $95 million at September 30, 2023, and $99 million at December 31, 2022)	14	17
	$1,315	$1,417

Total amortization expense of intangible assets amounted to $40 million for the three months ended September 30, 2023 and 2022, and $119 million and $124 million for the nine months ended September 30, 2023 and 2022, respectively.

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

13.    Other Assets

	September 30,	December 31,
($ in millions)	2023	2022

Long-term pension assets	$372	$355
Right-of-use operating lease assets	450	434
Investments in affiliates	200	193
Long-term deferred tax assets	72	73
Other	629	660
	$1,723	$1,715

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

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment. Supplemental balance sheet information related to the company’s leases follows:

		September 30,	December 31,
($ in millions)	Balance Sheet Location	2023	2022

Operating leases:
Operating lease ROU asset	Other assets	$450	$434
Current operating lease liabilities	Other current liabilities	96	91
Noncurrent operating lease liabilities	Other liabilities	365	349
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	9	11
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	8	10

15.    Debt

Long-term debt consisted of the following:

	September 30,	December 31,
($ in millions)	2023	2022

Senior Notes
4.00% due November 2023	$1,000	$1,000
0.875%, euro denominated, due March 2024	793	803
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	582	589
6.875% due March 2028	750	750
6.00% due June 2029	1,000	—
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
Senior Credit Facility (at variable rates)
U.S. dollar revolver due June 2027	—	200
Term A loan due June 2027 (6.92% - 2023)	1,342	1,350
Finance lease obligations	10	12
Other (including debt issuance costs)	(65)	(61)
	9,312	8,543
Less: Current portion	(1,829)	(1,003)
	$7,483	$7,540

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At September 30, 2023, $1.69 billion was available under these revolving credit facilities. In addition to these facilities, the company had $241 million of committed short-term loans outstanding. The company also had approximately $922 million of short-term uncommitted credit facilities available at September 30, 2023, of which $38 million was outstanding and due on demand. At December 31, 2022, the company had $112 million outstanding under short-term uncommitted credit facilities.

In May 2023, Ball issued $1.00 billion of 6.00% senior notes due in 2029, and repaid the outstanding U.S. dollar revolving credit facility due in 2027 in the amount of $800 million.

The fair value of Ball’s long-term debt was estimated to be $8.77 billion and $7.99 billion at September 30, 2023 and December 31, 2022, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. Ball was in compliance with the leverage ratio requirement at September 30, 2023, and December 31, 2022.

16. Taxes on Income

The company’s effective tax rate was 1.0 percent and 12.7 percent for the three and nine months ended September 30, 2023, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2023, decreased by 23.8 percent and 9.9 percent, respectively, for research and development credits, and by 21.3 percent and 7.1 percent, respectively, for foreign tax credits. The effective tax rate for the three and nine months ended September 30, 2023, increased by 15.5 percent and 5.1 percent, respectively, for increases in valuation allowances.

The company’s effective tax rate was 8.6 percent and 17.2 percent for the three and nine months ended September 30, 2022, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2022, decreased by 10.8 percent and 5.9 percent, respectively, for the sale of the Russian aluminum beverage packaging business, decreased by 5.1 percent and 2.8 percent, respectively, for non-U.S. rate differences net of withholding taxes and reduced by 2.2 percent and 2.6 percent, respectively, for federal tax credits. The effective rate for the three and nine months ended September 30, 2022, increased by 3.8 percent and 3.0 percent, respectively, for U.S. permanent differences.

In July 2023, the U.K. enacted minimum tax legislation consistent with the Organization for Economic Co-operation and Development’s (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The legislation will be effective for the company beginning on January 1, 2024. A significant number of other countries are also moving forward with similar legislation. The company is currently evaluating the potential impact this legislation may have on its consolidated financial statements beginning in 2024.

17.    Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2023	2022

Underfunded defined benefit pension liabilities	$424	$423
Less: Current portion	(21)	(21)
Long-term defined benefit pension liabilities	403	402
Long-term retiree medical liabilities	88	94
Deferred compensation plans	254	286
Other	68	65
	$813	$847

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended September 30,
	2023			2022
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$14	$1	$15	$22	$3	$25
Interest cost	21	21	42	13	12	25
Expected return on plan assets	(28)	(26)	(54)	(27)	(15)	(42)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	—	1	1	7	1	8
Settlement losses and other charges (a)	3	—	3	3	—	3
Total net periodic benefit cost	$10	$(2)	$8	$18	$2	$20

(a)	The charges in 2023 and 2022 include plant-related closure charges. These amounts have been recorded in business consolidation and other activities.

	Nine Months Ended September 30,
	2023			2022
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$40	$4	$44	$66	$8	$74
Interest cost	64	64	128	40	36	76
Expected return on plan assets	(85)	(76)	(161)	(81)	(47)	(128)
Amortization of prior service cost	—	2	2	1	2	3
Recognized net actuarial loss	2	1	3	21	3	24
Settlement losses and other charges (a)	3	—	3	3	—	3
Total net periodic benefit cost	$24	$(5)	$19	$50	$2	$52

(a)	The charges in 2023 and 2022 include plant-related closure charges. These amounts have been recorded in business consolidation and other activities.

Non-service pension income of $10 million and $8 million for the three months ended September 30, 2023 and 2022, respectively, and income of $28 million and $25 million for the nine months ended September 30, 2023 and 2022, respectively, is included in selling, general, and administrative (SG&A) expenses in the unaudited condensed consolidated statements of earnings.

Contributions to the company’s defined benefit pension plans were $13 million for the first nine months of 2023 compared to $113 million for the first nine months of 2022, and such contributions are expected to be approximately $33 million for the full year of 2023. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2023	682,728	$1,291	(367,793)	$(4,406)	$7,533	$(582)	$69	$3,905
Net earnings	—	—	—	—	203	—	1	204
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(60)	—	(60)
Common dividends, net of tax benefits	—	—	—	—	(63)	—	—	(63)
Treasury stock purchases	—	—	(8)	—	—	—	—	—
Treasury shares reissued	—	—	139	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	168	13	—	—	—	—	—	13
Other activity	—	—	—	1	—	—	—	1
Balance at September 30, 2023	682,896	$1,304	(367,662)	$(4,397)	$7,673	$(642)	$70	$4,008

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2022	681,866	$1,232	(367,399)	$(4,408)	$6,987	$(346)	$68	$3,533
Net earnings	—	—	—	—	392	—	2	394
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(392)	—	(392)
Currency translation recognized in earnings from the sale of the Russian aluminum beverage packaging business	—	—	—	—	—	90	—	90
Common dividends, net of tax benefits	—	—	—	—	(63)	—	—	(63)
Treasury stock purchases	—	—	(921)	(39)	—	—	—	(39)
Treasury shares reissued	—	—	152	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	158	15	—	—	—	—	—	15
Other activity	—	—	—	3	—	—	—	3
Balance at September 30, 2022	682,024	$1,247	(368,168)	$(4,436)	$7,316	$(648)	$70	$3,549

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2022	682,144	$1,260	(368,036)	$(4,429)	$7,309	$(679)	$66	$3,527
Net earnings	—	—	—	—	553	—	4	557
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	37	—	37
Common dividends, net of tax benefits	—	—	—	—	(189)	—	—	(189)
Treasury stock purchases	—	—	(60)	(3)	—	—	—	(3)
Treasury shares reissued	—	—	434	23	—	—	—	23
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	752	44	—	—	—	—	—	44
Other activity	—	—	—	12	—	—	—	12
Balance at September 30, 2023	682,896	$1,304	(367,662)	$(4,397)	$7,673	$(642)	$70	$4,008

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2021	680,945	$1,220	(360,101)	$(3,854)	$6,843	$(582)	$58	$3,685
Net earnings	—	—	—	—	664	—	12	676
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(156)	—	(156)
Currency translation recognized in earnings from the sale of the Russian aluminum beverage packaging business	—	—	—	—	—	90	—	90
Common dividends, net of tax benefits	—	—	—	—	(191)	—	—	(191)
Treasury stock purchases	—	—	(8,384)	(617)	—	—	—	(617)
Treasury shares reissued	—	—	317	25	—	—	—	25
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,079	27	—	—	—	—	—	27
Other activity	—	—	—	10	—	—	—	10
Balance at September 30, 2022	682,024	$1,247	(368,168)	$(4,436)	$7,316	$(648)	$70	$3,549

In the second quarter of 2022, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $300 million of its common shares. The company paid the $300 million in May 2022, and received 3.45 million shares, which represented approximately 80 percent of the total shares. The company received an additional approximately 662,000 shares during June 2022, and the average price per share paid under this agreement as of June 30, 2022, was $69.25. The remaining shares settled during the third quarter of 2022 and the final per share price paid by Ball under this agreement was $69.06 for a total of 4.34 million shares.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2022	$(434)	$(227)	$(18)	$(679)
Other comprehensive earnings (loss) before reclassifications	18	8	36	62
Amounts reclassified into earnings	—	(2)	(23)	(25)
Balance at September 30, 2023	$(416)	$(221)	$(5)	$(642)

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$29	$105	$40	$23
Commodity contracts recorded in cost of sales	(31)	(5)	(47)	141
Currency exchange contracts recorded in selling, general and administrative	31	59	34	136
Interest rate contracts recorded in interest expense	3	2	5	2
Total before tax effect	32	161	32	302
Tax benefit (expense) on amounts reclassified into earnings	(9)	(35)	(9)	(68)
Recognized gain (loss), net of tax	$23	$126	$23	$234

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$—	$(8)	$3	$(24)
Prior service income (expense)	—	(1)	(1)	(3)
Effect of settlement losses and other one-time charges	—	(3)	—	(3)
Total before tax effect	—	(12)	2	(30)
Tax benefit (expense) on amounts reclassified into earnings	—	2	—	7
Recognized gain (loss), net of tax	$—	$(10)	$2	$(23)

Currency translation recorded in business consolidation and other activities from the sale of the Russian aluminum beverage packaging business	$—	$90	$—	$90
(a)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

19.    Earnings and Dividends Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts; shares in thousands)	2023	2022	2023	2022

Net earnings attributable to Ball Corporation	$203	$392	$553	$664

Basic weighted average common shares	314,983	314,054	314,596	317,296
Effect of dilutive securities	2,313	3,007	2,342	3,926
Weighted average shares applicable to diluted earnings per share	317,296	317,061	316,938	321,222

Per basic share	$0.64	$1.25	$1.76	$2.09
Per diluted share	$0.64	$1.24	$1.74	$2.07

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded options and SSARs totaled approximately 4 million for the three months ended September 30, 2023 and 2022, and 4 million and 3 million for the nine months ended September 30, 2023 and 2022, respectively.

The company declared and paid dividends of $0.20 per share for the three months ended September 30, 2023 and 2022, and $0.60 per share for the nine months ended September 30, 2023 and 2022.

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

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	September 30, 2023
Commercial risk area	Commodity	Currency	Interest Rate

Notional amount of contracts	$1,181	$2,960	$811
Net gain (loss) included in AOCI, after-tax	(23)	—	18
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	(23)	—	18

Longest duration of forecasted cash flow hedge transactions in years	1	1	4

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

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of September 30, 2023, and December 31, 2022, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		September 30, 2023
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$13	$—	$13
Currency contracts		93	44	137
Interest rate and other contracts		23	—	23
Total current derivative contracts	Other current assets	$129	$44	$173

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent assets	$1	$—	$1

Liabilities:
Commodity contracts		$34	$1	$35
Currency contracts		—	12	12
Interest rate and other contracts		—	9	9
Total current derivative contracts	Other current liabilities	$34	$22	$56

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$—	$1

		December 31, 2022
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$11	$—	$11
Currency contracts		—	28	28
Total current derivative contracts	Other current assets	$11	$28	$39

Currency contracts		$84	$—	$84
Total noncurrent derivative contracts	Other noncurrent assets	$84	$—	$84

Liabilities:
Commodity contracts		$48	$—	$48
Currency contracts		1	35	36
Other contracts		—	12	12
Total current derivative contracts	Other current liabilities	$49	$47	$96

Currency contracts		$—	$1	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$1	$1

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR), London Inter-Bank Offered Rate (LIBOR) or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 30, 2023, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

The following tables provide the effects of derivative instruments in the unaudited condensed consolidated statements of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended September 30,
		2023		2022
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$29	$—	$105	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(31)	13	(5)	37
Interest rate contracts - manage exposure for outstanding debt	Interest expense	3	(2)	2	5
Currency contracts - manage currency exposure	Selling, general and administrative	31	51	59	28
Equity contracts	Selling, general and administrative	—	(20)	—	(51)
Total		$32	$42	$161	$19

		Nine Months Ended September 30,
		2023		2022
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$40	$—	$23	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(47)	12	141	17
Interest rate contracts - manage exposure for outstanding debt	Interest expense	5	(7)	2	9
Currency contracts - manage currency exposure	Selling, general and administrative	34	49	136	88
Equity contracts	Selling, general and administrative	—	(5)	—	(120)
Total		$32	$49	$302	$(6)

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022

Amounts reclassified into earnings:
Commodity contracts	$2	$(100)	$7	$(164)
Interest rate contracts	(3)	(2)	(5)	(2)
Currency exchange contracts	(31)	(59)	(34)	(136)
Change in fair value of cash flow hedges:
Commodity contracts	(35)	(32)	(11)	30
Interest rate contracts	6	—	28	1
Currency exchange contracts	31	62	29	123
Currency and tax impacts	11	34	(1)	32
	$(19)	$(97)	$13	$(116)

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $24 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at September 30, 2023.

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

On October 7, 2021, the French Autorité de la concurrence (the French Competition Authority or “FCA”) issued a statement of objections to 14 trade associations, one public entity and 101 legal entities from 28 corporate groups, including the company, other leading metal can manufacturers, certain can fillers and certain retailers in France. The FCA alleged violations of Articles 101 of the Treaty on the Functioning of the European Union and L.420-1 of the French Commercial Code. The statement of objections alleges, among other things, anti-competitive behavior in connection with the removal of bisphenol-A from metal packaging in France. The removal of bisphenol-A was mandated by French legislation that went into effect in 2015. If the FCA finds that the company violated competition law, the FCA may levy fines. The oral hearing in the matter took place in January this year and the first instance decision is likely to be made late this year or Q1 of 2024. The Company is unable to predict the ultimate outcome, and the company is vigorously defending against the allegations in the statement of objections.

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

Global Economic Environment

Recent data has indicated continued high inflation in the regions where we operate. Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, changes in interest rates, and changing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We cannot predict with any certainty the impact that rising interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, or the continuation or escalation of global conflicts, including the conflict between Russia and Ukraine and the rising instability in the Middle East, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Consolidated Sales and Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022

Net sales	$3,571	$3,951	$10,626	$11,801
Net earnings attributable to Ball Corporation	203	392	553	664
Net earnings attributable to Ball Corporation as a % of net sales	6%	10%	5%	6%

Sales in the three months ended September 30, 2023, decreased $380 million compared to the same period in 2022 primarily due to the pass-through of lower aluminum prices, decreased volumes and the sale of our Russian aluminum beverage packaging business in the third quarter of 2022, partially offset by the pass-through of inflationary costs and currency translation. Sales in the nine months ended September 30, 2023, decreased $1.18 billion compared to the same period in 2022 primarily due to the pass-through of lower aluminum prices, the sale of our Russian aluminum beverage packaging business in the third quarter of 2022, decreased volumes and currency translation, partially offset by the pass-through of inflationary costs.

Net earnings attributable to Ball Corporation for the three months ended September 30, 2023, decreased $189 million compared to the same period in 2022 primarily due to the gain on disposal recorded in the third quarter of 2022 and the lost performance resulting from the sale of the Russian aluminum beverage packaging business, lower volumes and increased interest expense, partially offset by the annual pass-through of inflationary costs net of current year inflation, a lower effective tax rate and cost-out initiatives. Net earnings attributable to Ball Corporation for the nine months ended September 30, 2023, decreased $111 million compared to the same period in 2022 primarily due to the gain associated with the 2022 sale of our remaining equity method investment in Ball Metalpack, increased interest expense, the lost performance resulting from the sale of the Russian aluminum beverage packaging business and lower volumes, partially offset by the 2022 impairment losses on Russia’s long-lived asset group net of gain on the sale, the annual pass-through of inflationary costs net of current year inflation, a lower effective tax rate, lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives and cost-out initiatives.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,894 million and $3,275 million for the three months ended September 30, 2023 and 2022, respectively, and $8,655 million and $9,736 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts represented 81 percent and 83 percent of consolidated net sales for the three months ended September 30, 2023 and 2022, respectively, and 81 percent and 83 percent of consolidated net sales for the nine months ended September 30, 2023 and 2022, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $173 million and $157 million for the three months ended September 30, 2023 and 2022, respectively, and $509 million and $510 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts represented 5 percent and 4 percent of consolidated net sales for the three months ended September 30, 2023 and 2022, respectively, and 5 percent and 4 percent of consolidated net sales for the nine months September 30, 2023 and 2022, respectively. The decrease for the nine months ended September 30, 2023, was primarily due to revised estimated useful lives of the company’s manufacturing equipment, buildings and certain assembly and test equipment, as well as the sale of the Russian aluminum beverage packaging business, partially offset by increases resulting from the company’s larger depreciable asset base. See Note 10 of these consolidated financial statements for additional discussion of the reduction in depreciation resulting from the revised estimated useful lives. See Note 4 for details regarding the sale of the Russian operations.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $132 million and $159 million for the three months ended September 30, 2023 and 2022, respectively, and $428 million and $506 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease for the nine months ended September 30, 2023, was primarily due to SG&A cost-out initiatives. These amounts represented 4 percent of consolidated net sales for the three and nine months ended September 30, 2023 and 2022.

Business Consolidation Costs and Other Activities

Business consolidation and other activities resulted in charges of $47 million and income of $163 million for the three months ended September 30, 2023 and 2022, respectively, and charges of $61 million and $23 million for the nine months ended September 30, 2023 and 2022, respectively. The change compared to the same three month period in 2022 is primarily due to the 2022 gain on disposal of the Russian aluminum beverage packaging business. The change compared to the same nine month period in 2022 is primarily due to the gain associated with the 2022 sale of our remaining equity method investment in Ball Metalpack, partially offset by the 2022 impairment losses on Russia’s long-lived asset group net of gain on the sale. See Note 6 for further details.

Interest Expense

Total interest expense was $122 million and $79 million for the three months ended September 30, 2023 and 2022, respectively, and $350 million and $218 million for the nine months ended September 30, 2023 and 2022, respectively. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings increased by approximately 150 basis points from 3.5 percent for the three months ended September 30, 2022, to 5.0 percent for the three months ended September 30, 2023, and increased by approximately 160 basis points from 3.3 percent for the nine months ended September 30, 2022, to 4.9 percent for the nine months ended September 30, 2023. See Note 15 for further details.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2023, was 1.0 percent and 12.7 percent, respectively, compared to 8.6 percent and 17.2 percent for the three and nine months ended September 30, 2022, respectively.

The decrease of 7.6 percent for the three months ended September 30, 2023, was primarily due to increased tax benefits from U.S. tax credits, partially offset by increased valuation allowances. Similar impacts may occur in future periods, but given the inherent uncertainty, the company is unable to reasonably estimate their potential future impacts. The decrease was partially offset by the tax impacts of the sale of the company’s Russian aluminum beverage packaging business during the third quarter of 2022. The company does not anticipate this item will impact tax expense in future periods.

The decrease of 4.5 percent for the nine months ended September 30, 2023, was primarily due to increased tax benefits from U.S. tax credits. Similar impacts may occur in future periods, but given the inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022

Net sales	$1,541	$1,800	$4,582	$5,184
Comparable operating earnings	196	205	554	543
Comparable operating earnings as a % of segment net sales	13%	11%	12%	10%

Ball ceased production at its Phoenix, Arizona aluminum beverage can manufacturing facility in the fourth quarter of 2022, ceased production at its aluminum beverage can manufacturing facility in St. Paul, Minnesota in the first quarter of 2023 and ceased production at its aluminum beverage can manufacturing facility in Wallkill, New York in the third quarter of 2023. Additionally, the company has announced it will permanently cease operations at its aluminum beverage can manufacturing facility in Kent, Washington in early 2024, and has permanently discontinued plans to construct the North Las Vegas beverage can plant.

Segment sales for the three and nine months ended September 30, 2023, were $259 million lower and $602 million lower, respectively, compared to the same periods in 2022. The decreases for the three and nine months ended September 30, 2023, were primarily due to decreased volumes and the pass through of lower aluminum prices, partially offset by the annual pass-through of inflationary costs.

Comparable operating earnings for the three and nine months ended September 30, 2023, were $9 million lower and $11 million higher, respectively, compared to the same periods in 2022. The decrease for the three months ended September 30, 2023, was primarily due to decreased volumes, partially offset by the annual pass-through of inflationary costs net of current year inflation, fixed cost savings from rightsizing production through the facility actions noted above, cost-out initiatives and customer/product mix. The increase for the nine months ended September 30, 2023, was primarily due to the annual pass-through of inflationary costs net of current year inflation, fixed cost savings from rightsizing production through the facility actions noted above, cost-out initiatives and lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives, partially offset by customer/product mix and decreased volumes.

Beverage Packaging, EMEA

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022

Net sales	$902	$1,031	$2,656	$3,106
Comparable operating earnings	103	82	274	311
Comparable operating earnings as a % of segment net sales	11%	8%	10%	10%

Segment sales for the three and nine months ended September 30, 2023, were $129 million lower and $450 million lower, respectively, compared to the same periods in 2022. The decrease for the three months ended September 30, 2023, was primarily due to decreased volumes resulting from the sale of the Russian aluminum beverage packaging business, decreased volumes outside of Russian shipments and the pass through of lower aluminum prices, partially offset by the annual pass-through of inflationary costs and currency translation. The decrease for the nine months ended September 30, 2023, was primarily due to decreased volumes resulting from the sale of the Russian aluminum beverage packaging business, the pass through of lower aluminum prices and currency translation, partially offset by the annual pass-through of inflationary costs and increased volumes outside of Russian shipments.

Comparable operating earnings for the three and nine months ended September 30, 2023, were $21 million higher and $37 million lower, respectively, compared to the same periods in 2022. The increase for the three months ended September 30, 2023, was primarily due to the annual pass-through of inflationary costs net of current year inflation, partially offset by the lost performance resulting from the sale of the Russian aluminum beverage packaging business. The decrease for the nine months ended September 30, 2023, was primarily due to the lost performance resulting from the sale of the Russian aluminum beverage packaging business, new facility start-up costs and currency translation, partially offset by the annual pass-through of inflationary costs net of current year inflation and lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives.

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

A summary of the results of the Russian aluminum beverage packaging business and the non-Russian components of the beverage packaging, EMEA, segment, for the three and nine months ended September 30, 2023 and 2022, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022

Net sales
Russia	$—	$173	$—	$554
Non-Russia	902	858	2,656	2,552
Beverage packaging, EMEA, segment	$902	$1,031	$2,656	$3,106

Comparable operating earnings
Russia	$—	$14	$—	$86
Non-Russia	103	68	274	225
Beverage packaging, EMEA, segment	$103	$82	$274	$311

The Russian sales and comparable operating earnings figures in the above table include historical support by Russia for non-Russian regions. See Note 4 for additional discussion regarding the sale.

Beverage Packaging, South America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022

Net sales	$489	$466	$1,344	$1,494
Comparable operating earnings	61	67	141	197
Comparable operating earnings as a % of segment net sales	12%	14%	10%	13%

Ball ceased production at its Santa Cruz, Brazil, aluminum beverage can manufacturing facility in the third quarter of 2022.

Segment sales for the three and nine months ended September 30, 2023, were $23 million higher and $150 million lower, respectively, compared to the same periods in 2022. The increase for the three months ended September 30, 2023, was primarily due to increased volumes, partially offset by the pass through of lower aluminum prices. The decrease for the nine months ended September 30, 2023, was primarily due to the pass through of lower aluminum prices and price/mix, partially offset by the annual pass-through of inflationary costs.

Comparable operating earnings for the three and nine months ended September 30, 2023, were $6 million lower and $56 million lower, respectively, compared to the same periods in 2022. The decrease for the three months ended September 30, 2023, was primarily due to product mix, partially offset by increased volumes. The decrease for the nine months ended September 30, 2023, was primarily due to unfavorable fixed cost absorption and product mix, partially offset by increased volumes and lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives.

Aerospace

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022

Net sales	$460	$477	$1,467	$1,471
Comparable operating earnings	46	47	160	126
Comparable operating earnings as a % of segment net sales	10%	10%	11%	9%

In the third quarter of 2023, Ball entered into an Agreement with BAE Systems, Inc to sell the Aerospace business. See Note 4 for further details.

Segment sales for the three and nine months ended September 30, 2023, were $17 million lower and $4 million lower, respectively, compared to the same periods in 2022, and comparable operating earnings for the three and nine months ended September 30, 2023, were $1 million lower and $34 million higher, respectively, compared to the same periods in 2022. The lower sales for the three and nine months ended September 30, 2023, were primarily due to backlog timing. The decrease in comparable operating earnings for the three months ended September 30, 2023, was primarily due to contract mix, partially offset by favorable operational performance. The increase in comparable operating earnings for the nine months ended September 30, 2023, was primarily due to favorable operational performance.

The aerospace contract mix for the nine months ended September 30, 2023, consisted of 40 percent cost-type contracts, which are billed at our costs plus an agreed-upon and/or earned profit component, and 57 percent fixed-price contracts. The remaining sales were for time and materials contracts. Backlog was $2.90 billion and $2.97 billion at September 30, 2023, and December 31, 2022, respectively. The backlog at September 30, 2023, consisted of 47 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

	Nine Months Ended September 30,
($ in millions)	2023	2022

Cash flows provided by (used in) operating activities	$1,127	$(224)
Cash flows provided by (used in) investing activities	(826)	(452)
Cash flows provided by (used in) financing activities	490	623

Cash flows provided by operating activities were $1.13 billion in 2023, primarily driven by cash generated from net earnings before depreciation and amortization. To the extent we receive necessary regulatory approvals and complete the Ball Aerospace sale, we currently estimate a cash tax of $1.1 billion to be recorded as a cash outflow from operations. See Note 4 for further details. In an elevated interest rate environment, payment terms with our customers and vendors become a more important element of total mix of information used to negotiate our contract terms. At September 30, 2023, days sales outstanding, net of factored receivables, was 52 days; therefore, a change of one day in days sales outstanding will impact cash flows provided by (used in) operating activities by $40 million. At September 30, 2023, days payable outstanding was 96 days; therefore, a change of one day in days payable outstanding will impact cash flows provided by (used in) operating activities by $32 million.

Cash flows used in investing activities were $826 million in 2023, primarily driven by $830 million of capital expenditures. To the extent we receive necessary regulatory approvals and complete the Ball Aerospace sale, the $5.6 billion of proceeds from the sale will be recorded as a cash inflow from investing activities. See Note 4 for further details.

Cash flows provided by financing activities were $490 million in 2023, primarily driven by net borrowings of $652 million as a result of the issuance of $1.00 billion of 6.00% senior notes due in 2029 and our short-term and long-term credit facilities, partially offset by common stock dividends of $189 million. See Note 15 for further details on the company’s borrowings, and additional amounts available. To the extent we receive necessary regulatory approvals and complete the Ball Aerospace sale, the company plans to use a portion of the proceeds to repay debt and accelerate capital return to shareholders via share repurchases and dividends. See Note 4 for further details.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $2.00 billion and $2.04 billion at September 30, 2023, and December 31, 2022, respectively. A total of $162 million and $488 million were available for sale under these programs as of September 30, 2023, and December 31, 2022, respectively. The company has recorded expense related to its factoring programs of $30 million and $17 million for the three months ended September 30, 2023 and 2022, respectively, and $72 million and $41 million for the nine months ended September 30, 2023 and 2022, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

The company has several regional supplier finance programs with various financial institutions that act as the paying agent for certain payables of the company. The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $512 million and $930 million at September 30, 2023 and December 31, 2022, respectively. Our payment terms are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers decide to factor their receivables with the financial institutions; therefore, we do not believe that future changes in the availability of supplier finance programs will have a significant impact on our liquidity.

Contributions to the company’s defined benefit pension plans were $13 million in the first nine months of 2023 compared to $113 million in the same period of 2022, and such contributions are expected to be approximately $33 million for the full year of 2023. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

The company has approximately $321 million of capital expenditures for property, plant and equipment contractually committed as of September 30, 2023, and intends to return approximately $250 million to shareholders in the form of dividends for the full year 2023, inclusive of the cash dividend of 20 cents per share, payable December 15, 2023, to shareholders of record as of December 1, 2023.

As of September 30, 2023, approximately $694 million of our cash was held outside of the U.S. In the event we need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases totaled $3 million during the nine months ended September 30, 2023, compared to $617 million of repurchases during the same period of 2022. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings. To the extent we receive necessary regulatory approvals and complete the Ball Aerospace sale, the company plans to accelerate capital return to shareholders via share repurchases. See Note 4 for further details.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $9.65 billion and $9.00 billion was outstanding at September 30, 2023, and December 31, 2022, respectively. To the extent we receive necessary regulatory approvals and complete the Ball Aerospace sale, we plan to reduce outstanding debt. See Note 4 for further details.

In May 2023, Ball issued $1.00 billion of 6.00% senior notes due in 2029, and repaid the outstanding U.S. dollar revolving credit facility due in 2027 in the amount of $800 million. The remaining $200 million was used for general corporate purposes.

The company’s senior credit facilities include long-term, multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At September 30, 2023, approximately $1.69 billion was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to these facilities, the company had $241 million of committed short-term loans outstanding. The company also had approximately $922 million of short-term uncommitted credit facilities available at September 30, 2023, of which $38 million was outstanding and due on demand. At December 31, 2022, the company had $112 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at September 30, 2023, and for all prior periods presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. As of September 30, 2023, the company could borrow an additional $2.28 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details of the company’s contingencies, legal proceedings, indemnifications and guarantees are available in Note 21 and Note 22 accompanying the consolidated financial statements within Item 1 of this report. The company is routinely subject to litigation incidental to operating its businesses and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites. The company believes the matters identified will not have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The following summarized financial information relates to the obligor group as of September 30, 2023, and December 31, 2022. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Nine Months Ended	Year Ended
($ in millions)	September 30, 2023	December 31, 2022

Net sales	$6,839	$9,975
Gross profit (a)	850	996
Net earnings	480	635
Net earnings attributable to Ball Corporation	480	635
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $203 million for the nine months ended September 30, 2023, and $261 million for the year ended December 31, 2022.

For the nine months ended September 30, 2023, and the year ended December 31, 2022, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $852 million and $1.50 billion, respectively, net credits from them of $29 million and $19 million, respectively, and net interest income from them of $257 million and $329 million, respectively. The obligor group received dividends from other subsidiary companies of $696 million and $18 million, during the nine months ended September 30, 2023, and the year ended December 31, 2022, respectively.

	September 30,	December 31,
($ in millions)	2023	2022

Current assets	$2,996	$2,478
Noncurrent assets	15,998	15,764
Current liabilities	5,909	6,032
Noncurrent liabilities	10,737	10,790

Included in the amounts disclosed in the tables above, at September 30, 2023, and December 31, 2022, the obligor group held receivables due from other subsidiary companies of $749 million and $477 million, respectively, long-term notes receivable due from other subsidiary companies of $10.23 billion and $9.89 billion, respectively, payables due to other subsidiary companies of $1.79 billion and $2.22 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.27 billion and $2.21 billion, respectively.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “believes,” and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements and they should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. Ball undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in Ball’s Form 10-K, which are available on Ball’s website and at www.sec.gov. Additional factors that might affect: a) Ball’s packaging segments include product capacity, supply, and demand constraints and fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather and related events such as drought, wildfires, storms, hurricanes, tornadoes and floods; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; changes in major customer or supplier contracts or loss of a major customer or supplier; inability to pass through increased costs; war, political instability and sanctions, including relating to the situation in Russia and Ukraine and its impact on Ball’s supply chain and its ability to operate in Europe, the Middle East and Africa regions generally; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and orders affecting goods produced by Ball or in its supply chain, including imported raw materials; b) Ball’s aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; failure to obtain, or delays in obtaining, required regulatory approvals or clearances for the proposed transaction; any failure by the parties to satisfy any of the other conditions to the proposed transaction; the possibility that the proposed transaction is ultimately not consummated; potential adverse effects of the announcement or results of the proposed transaction on the ability to develop and maintain relationships with personnel and customers, suppliers and others with whom it does business or otherwise on the business, financial condition, results of operations and financial performance; risks related to diversion of management’s attention from ongoing business operations due to the proposed transaction; the impact of the proposed transaction on the ability to retain and hire key personnel; and c) Ball as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory actions or issues including those related to tax, environmental, social and governance reporting, competition, environmental, health and workplace safety, including U.S. Federal Drug Administration and other actions or public concerns affecting products filled in Ball’s containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; inflation; rates of return on assets of Ball’s defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies, including policies, orders, and actions related to COVID-19; reduced cash flow; interest rates affecting Ball’s debt; successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on Ball’s operating results and business generally; and potential adverse effects of the announcement or results of the proposed transaction on the market price of Ball Corporation’s common stock.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended September 30, 2023, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 1A. Risk Factors

There were no changes required to be reported under Item 1A for the three months ended September 30, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the company’s repurchases of its common stock during the third quarter of 2023.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 31, 2023	—	$—	—	19,605,226
August 1 to August 31, 2023	8,619	58.21	8,619	19,596,607
September 1 to September 30, 2023	—	—	—	19,596,607
Total	8,619	58.21	8,619
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 50 million shares were authorized for repurchase by Ball’s Board of Directors.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended September 30, 2023.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended September 30, 2023.

Item 6.     Exhibits

2.1	Stock Purchase Agreement, dated as of August 16, 2023, by and among Ball Corporation, BAE Systems, Inc., and, solely for the purposes set forth therein, BAE Systems plc

10.1	Retention Agreement, dated as of August 17, 2023, by and between David Kaufman and Ball Aerospace Technologies Corp.

22	Obligor group subsidiaries of Ball Corporation

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Daniel W. Fisher, Chairman and Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Howard H. Yu, Executive Vice President and Chief Financial Officer of Ball Corporation.

32.1

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by Daniel W. Fisher, Chairman and Chief Executive Officer of Ball Corporation.

32.2

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by Howard H. Yu, Executive Vice President and Chief Financial Officer of Ball Corporation.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Condensed Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Howard H. Yu
Howard H. Yu
Executive Vice President and Chief Financial Officer

Date:	November 2, 2023