Form 10-K
period 2023-12-31
BALL Corp
filed 2024-02-20
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $18.33 billion based upon the closing market price and common shares outstanding as of June 30, 2023.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 15, 2024
Common Stock, without par value	315,642,486 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy statement to be filed with the Commission within 120 days after December 31, 2023, to the extent indicated in Part III.

Ball Corporation

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2023

PART I.

Item 1. Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of aluminum packaging for the beverage, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our sustainable, aluminum packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace segment. In 2023, our total consolidated net sales were $14.03 billion. Our packaging businesses were responsible for 86 percent of our net sales, with the remaining 14 percent contributed by our aerospace business. In the third quarter of 2023, Ball entered into a Stock Purchase Agreement with BAE Systems, Inc. (BAE), to sell all of the outstanding equity interests in Ball’s aerospace business to BAE. On February 16, 2024, the company completed the divestiture of the aerospace business. See Note 4 for further details.

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

Our aerospace business is a leader in delivering solutions ranging from entire missions to contributing component level expertise through the design, development and manufacture of innovative systems for intelligence surveillance and reconnaissance, civil, commercial and national security aerospace markets. It produces spacecraft, instruments and sensors, radio frequency systems and components, data exploitation solutions and a variety of advanced technologies and products that enable weather prediction and climate change monitoring as well as deep space missions. In the third quarter of 2023, Ball entered into a Stock Purchase Agreement with BAE Systems, Inc. (BAE), to sell all of the outstanding equity interests in Ball’s aerospace business to BAE. On February 16, 2024, the company completed the divestiture of the aerospace business. See Note 4 for further details.

We are headquartered in Westminster, Colorado, and our stock is listed for trading on the New York Stock Exchange under the ticker symbol BALL.

Our Strategy

Advance sustainable aluminum packaging solutions at scale by leveraging our world-class talent, customer and supply chain partnerships, innovative product portfolio and capable manufacturing footprint to deliver single-use, limited-use and reusable aluminum cans, bottles and cups. Maintain a clear and disciplined financial strategy focused on executing an efficient operating model to deliver comparable diluted earnings per share growth of 10 percent to 15 percent per annum over the long-term, maximize cash flow, increase Economic Value Added (EVA®) dollars and return value to shareholders.

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

Sustainability

At Ball Corporation, we deliver circular aluminum packaging solutions. Our business is aligned around cohesive operating priorities focused on constant innovation, product capabilities, sustainability and financial stewardship.

Our approach to sustainability has evolved over the past 20 years. Today, Ball’s sustainability strategy is driven by high standards around carbon footprint reduction, the circularity of our products and closed-loop recycling. Utilizing strategic partnerships, we work across the value chain towards our 2030 Sustainability Goals in line with our customers’ needs. Climate leadership and driving real circularity are cornerstones of our business strategy and influence how we manage and operate our businesses, serve our customers, care for the environment and our communities, secure profits and drive long-term prosperity.

We focus our sustainability efforts on environmental, social and governance (ESG) impacts. This is exhibited through our Climate Transition Plan commitment to achieve a science-based 55 percent reduction in our greenhouse gas (GHG) footprint by 2030 and net zero carbon emissions prior to 2050, in part by reaching 100 percent renewable electricity globally by 2030. In addition, our focus on the health and safety of our employees, diversity and inclusion (D&I), and employee development enables Ball to utilize the unmatched talent of our people to maintain an agile workforce.

Our innovation and manufacturing teams around the world focus on continuously improving operational efficiency. This focus drives improved processes, including products designed for optimum metal efficiency, real time energy monitoring, and reuse of water, as well as the minimization of waste and spoilage within our manufacturing plants. Our commitment extends beyond our walls and includes purchasing aluminum from Aluminum Stewardship Initiative (ASI) certified sustainable sources and reducing value chain emissions, all in order to facilitate achievement of Ball’s and its customers’ GHG reduction objectives.

Today’s consumers are choosing brands based on their sustainability and circularity credentials. Ball customers understand this growing priority and their unique position in impacting the environment, especially through the packaging materials they use. Infinitely recyclable aluminum unlocks the full potential of packaging to help customers convey their values and purpose to consumers. We are committed to moving toward a truly circular economy, where materials can be, and actually are, used again and again.

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

Aluminum beverage packaging is the leader in real recycling, where the package is collected and then transformed into an item of equal value (product-to-product or material-to-material recycling). In the case of aluminum cans, bottles or cups, which are mono-material, the aluminum can be recycled and made back into the same product in as little as 60 days. In contrast, only 10 percent of all plastic ever produced has been recycled and is mostly only downcycled. Downcycled products, including but not limited to when plastic is converted to become part of a sneaker or fibers in a carpet, are not sustainable because eventually those products end up in landfills. Real recycling happens when the value of the product being recycled is maintained from one use to another.

Because recycling aluminum saves resources and uses significantly less energy than primary aluminum production, we are innovating and collaborating with our customers, supply chain, industry groups and other public and private partners to establish and financially support initiatives to increase recycling rates around the world. We work together to create effective collection and recycling systems, and educate consumers about the sustainability and circularity benefits of aluminum packaging.

Our aerospace business plays a role in sustainability as well. More and more, our systems are measuring key elements of the physical environment, supporting environmental monitoring, and operational weather forecasting programs, as well as providing environmental intelligence on weather, the Earth's climate system, precipitation, drought, GHG emissions and air pollution, as well as wildlife, vegetation and other biodiversity measurements. The data captured through Ball built instruments and satellites enable and enhance understanding of the Earth’s ecosystem and help scientists to pinpoint more accurately what type of GHGs and pollutants are being emitted, where they are coming from, and a precise idea of where they are moving.

At Ball, we believe our people and our culture enable our success and make it possible for us to deliver on our promises to customers, investors, communities and all of our stakeholders. We continue to invest in hiring, training and retaining our employees at every level across the organization to ensure we have the right people with the right skills in the right roles, and are providing them with opportunities to advance their careers. In 2023, we introduced our expanded global diversity and inclusion strategy and goals, which will help to ensure that we have a sustainable workforce, and foster a safe and inclusive work environment where everyone feels they belong and are valued for their differences and contributions. A focus on diversity and inclusion among individuals and teams helps to unleash ideas and fuel innovation, driving growth and economic value throughout our global organization.

A healthy and sustainable business also depends on thriving communities. Ball’s commitment to the communities where we live and operate is an integral part of our corporate culture, as we continue to support organizations, programs and civic initiatives that advance sustainable livelihoods. Community engagement is how our company and our employees enrich the places where we live and work beyond providing jobs, benefits and paying local taxes. Through the Ball Foundation, corporate giving, employee giving and volunteerism, we invest in the future of the communities that sustain us. Each year Ball and its employees donate, volunteer and support non-profit organizations centered on building sustainable communities through recycling, education, and disaster preparedness and relief initiatives.

The company’s focus towards sustainability has been recognized by external organizations. For the fifth year in a row, Ball received an A- score in CDP’s climate change program. In addition, Ball maintained a MSCI AA ESG rating, was included on the 2023 Dow Jones Sustainability Index, and was recognized as one of America’s Most Responsible Companies by Newsweek.

Human Capital and Employees

Ball Corporation’s people are its greatest asset and we are proud to outline the material aspects of our human capital program. At the end of 2023, the company and its subsidiaries employed approximately 21,000 employees, including approximately 10,000 employees in the U.S. Details of collective bargaining agreements are included within Item 1A, Risk Factors of this annual report.

Our Culture

Embracing our rich 144-year history, we “know who we are,” a company that respects and values each of our employees and their collective desire to deliver value to all our stakeholders. We embrace our diversity and are “one Ball” in valuing:

●	Uncompromising integrity;
●	Being close to our customers;
●	Behaving like owners;
●	Focusing on attention to detail; and
●	Being innovative.

Diversity and Inclusion

D&I is key to the sustained success of our business. We established a dedicated D&I function in 2015 to build on our longstanding commitment to D&I across the company and included D&I as an integral part of our goals for sustainability. Over the past eight years, we have made meaningful progress on D&I, which has been recognized by external organizations, including Forbes, which recognized Ball as #1 among “America’s Best Employers for Diversity” in 2019, the American Association of People with Disabilities (AAPD), which recognized Ball as a best place to work for disability inclusion on the 2022 Disability Equality Index, and the Human Rights Campaign Foundation, which listed Ball among the “Best Places to Work for LGBTQ Equality” in six out of the last seven years, including a perfect score on its Corporate Equality Index list in 2021 and 2022. Our dedicated D&I function reports directly to our Chief Human Resources Officer, and we understand that the key to success is shared accountability rather than designating a single owner for this critical area. Our focus to date has been on our Global D&I Strategy which identifies enterprise wide goals related to gender, race and ethnicity (where applicable) and inclusion trainings that reside in our corporate learning management system to provide access and instruction to all Ball employees.

As we move forward, we continue to accelerate our D&I efforts. In June 2020, we instituted a new global cloud-based human capital management platform that has – among many other talent-focused features – enabled us to more fully understand employee demographics and identify how we can better enhance our diversity around the world. We will also launch our Global Inclusion Council sponsored by our Chief Executive Officer and Chief Human Resource Officer. We continue to evolve our talent acquisition process and focus on diversity for internships, candidate slates, interview panels, talent reviews and succession planning. Each of our business segment leaders has committed to help drive further D&I progress during 2024 and beyond. Currently, 45 percent of our board of directors is gender diverse and 36 percent is ethnically diverse, and 44 percent of our company’s executive leadership team is gender diverse and 33 percent is ethnically diverse.

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

Training and Development

Our global human capital management platform enables rigorous identification, analysis and development of talent around the world. In conjunction with that platform, the company utilizes an approach to performance management focused on development and continuous improvement. This approach emphasizes ongoing performance conversations between managers and employees and a focus on mitigating bias in performance conversations, resulting in an enhanced employee developmental experience and data points for our talent discussions. Additionally, all employees have access to create a personal development plan and we have resources to support employees in their personal and professional development, including:

●	Continuous education through various tuition reimbursement programs, apprenticeship and instructional programs;
●	A corporate academy platform designed to provide employees with a seamless and unified learning experience empowering them to thrive, grow, and reach their fullest potential;
●	Monthly global leadership communications focused on real-time topics, such as supporting team wellbeing, working through stressful times, setting individual development goals, maximizing team performance, sharing practical steps to better enable our collective focus on D&I and sharing other best practice leadership behaviors;
●	LinkedIn Learning platform for all corporate and packaging employees;
●	Professional and personal development coaching opportunities by teaming with a global coaching firm;
●	Intentional leadership programs for people leaders at all levels around our Inspire, Connect, and Achieve leadership behaviors; and

●	Annual compliance, antitrust, bribery, corruption and business code of conduct and ethics training for key management level, sales and supply chain employees.

Employee Engagement

At Ball, we aim to inspire and engage employees so they are focused on the work that matters most, perform their best work and choose Ball every day. To further that objective, our engagement approach focuses on clear communication and recognition. We communicate through quarterly employee town hall meetings, at both the corporate and operating division levels, with business and market updates and information on production, safety, quality and other operating metrics. We also communicate company information through news releases, executive communications, social media, digital signage, our weekly Ball eNews and BallConnect intranet, which are available to all employees. We have many recognition-oriented awards throughout our company, including our corporate and divisional awards of excellence, the Living Well Cup and global operations plant sustainability awards. We conduct regular company-wide engagement surveys, as well as periodic pulse surveys, which have generally indicated high levels of engagement and trust in Ball’s leadership, key strategies and initiatives.

Total Rewards

Our global total rewards philosophy enables business performance by offering comprehensive total rewards that attract, retain, and motivate our employees and promote their overall wellbeing. In addition, our competitive pay positioning strategy allows employees to share in business success and be rewarded through a variety of compensation opportunities reflective of their individual potential and contributions. Total direct compensation is positioned in a competitive range of the applicable market median in each jurisdiction, differentiated based on tenure, skills, and performance, and designed to attract and retain the best talent.

Health, Safety and Wellness

The health, safety and wellness of all employees is a top priority at Ball. Our environmental, health and safety function and our operations executives partner to consistently reinforce policies and procedures that are designed to reduce workplace risks and ensure safe methods of plant production, including through regular training and reporting on injuries and lost-time incidents. We sponsor a variety of health and wellness programs designed to enhance the physical and mental well-being of our employees around the world. In addition, the Employee Assistance Program provides employees and their families access to mental health, stress management and other support resources essential to navigating life changes and challenges.

Additional information on our human capital programs can be found in the Ball Corporation Combined Annual and Sustainability Report, which is available at www.ball.com/sustainability.

Our Reportable Segments

Ball Corporation reports its financial performance in four reportable segments: (1) beverage packaging, North and Central America; (2) beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA); (3) beverage packaging, South America and (4) aerospace. Ball also has investments in the U.S., Guatemala, Panama and Vietnam that are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Additional financial information related to each of our segments is included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 3 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K (annual report).

Beverage Packaging, North and Central America, Segment

Beverage packaging, North and Central America, is Ball’s largest segment, accounting for 43 percent of consolidated net sales in 2023. Aluminum beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Aluminum beverage containers and ends are produced at 17 manufacturing facilities in the U.S., one in Canada and two in Mexico. The beverage packaging, North and Central America, segment also includes interests in three investments that are accounted for using the equity method. Ball permanently ceased production at its aluminum beverage can manufacturing facility in St. Paul, Minnesota in the first quarter of 2023 and permanently ceased production at its aluminum beverage can manufacturing facility in Wallkill, New York in the third quarter of 2023. Additionally, in the fourth quarter of 2023, the company announced that it will permanently cease production at its aluminum beverage can manufacturing facility in Kent, Washington in the first half of 2024.

According to publicly available information and company estimates, the North American beverage container industry represents approximately 136 billion units. Five companies manufacture substantially all of the aluminum beverage containers in the U.S., Canada and Mexico. Ball shipped approximately 49 billion aluminum beverage containers in North and Central America in 2023, which represented approximately 36 percent of the aggregate shipments in these countries. Historically, sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage containers produced by Ball in the U.S., Canada and Mexico are made of aluminum. In North and Central America, a diverse base of no fewer than seven global suppliers provide almost all of our aluminum can and end sheet requirements.

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

Beverage Packaging, EMEA, Segment

The beverage packaging, EMEA, segment accounted for 24 percent of Ball’s consolidated net sales in 2023. Our EMEA region operations include 19 facilities throughout Europe and one facility each in Cairo, Egypt, and Manisa, Turkey. In the third quarter of 2022, Ball completed the sale of its aluminum beverage packaging business located in Russia, which included three aluminum beverage can manufacturing facilities. For the countries in which we currently operate, the beverage container market is approximately 90 billion containers, and we are the largest producer with an estimated 38 percent of shipments in this region. The regions served by our beverage packaging, EMEA, segment, including Egypt and Turkey, are highly regional in terms of sales growth rates and packaging mix. Four companies manufacture substantially all of the metal beverage containers in EMEA. Our EMEA beverage facilities, shipped 35 billion beverage containers in 2023, all of which were made from aluminum. During 2023, the company began production at its new aluminum beverage can manufacturing facilities in Pilsen, Czech Republic, and Kettering, U.K.

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

Raw material supply contracts in this region generally have longer term agreements. Six global aluminum suppliers provide almost all of our aluminum can and end sheet requirements. The company minimizes its exchange rate risk using derivative and supply contracts in local currencies. We limit our exposure to changes in the cost of aluminum as a result of the inclusion of provisions in our aluminum beverage container sales contracts to pass through aluminum price changes, as well as through the use of derivative instruments.

Beverage Packaging, South America, Segment

The beverage packaging, South America, segment accounted for 14 percent of Ball’s consolidated net sales in 2023. Our operations consist of 12 facilities—9 in Brazil and one each in Argentina, Chile and Paraguay. For the countries where we operate, the South American beverage container market is approximately 41 billion containers, and we are the largest producer in this region with an estimated 47 percent of South American shipments in 2023. Four companies currently manufacture substantially all of the aluminum beverage containers in the regions served by our beverage packaging, South America, segment.

The company’s South American beverage facilities shipped approximately 19 billion aluminum beverage containers in 2023. Historically, sales volumes of beverage containers in South America tend to be highest during the period from September through December. In South America, two global suppliers provide virtually all our aluminum can and end sheet requirements with certain requirements also being imported from Asia.

We limit our exposure to changes in the cost of aluminum as a result of the inclusion of provisions in our aluminum beverage container sales contracts to pass through aluminum price changes, as well as through the use of derivative instruments.

Aerospace Segment

Ball’s aerospace segment, which accounted for 14 percent of consolidated net sales in 2023, provides aerospace and other technologies and services to governmental and commercial customers. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 98 percent of segment sales in 2023. In the third quarter of 2023, Ball entered into a Stock Purchase Agreement with BAE Systems, Inc., to sell all of the outstanding equity interests in Ball’s aerospace business to BAE. On February 16, 2024, the company completed the divestiture of the aerospace business. See Note 4 for further details.

Backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog in the aerospace segment was $2.98 billion and $2.97 billion at December 31, 2023 and 2022, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2023 backlog includes $1.67 billion expected to be recognized in revenues during 2024, with the remainder expected to be recognized in revenues in the years thereafter. Amounts included in backlog for certain firm government orders, which are subject to annual funding, were $1.72 billion and $1.61 billion at December 31, 2023 and 2022, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations, revenues and earnings due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards. Uncertainties in the federal government budgeting process could delay the funding, or even result in cancellation of certain programs currently in our reported backlog.

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

Aerosol Packaging

Our aluminum aerosol packaging operations manufacture and sell extruded aluminum aerosol containers, recloseable aluminum bottles across multiple consumer categories, and aluminum slugs, which represented less than 5 percent of Ball’s consolidated net sales in 2023. There are 8 manufacturing facilities that manufacture these products – four in Europe and one each in Canada, Brazil, Mexico and India. As a result of a plant fire, Ball permanently ceased production at its extruded aluminum slug manufacturing facility in Verona, Virginia, in the third quarter of 2023. The aerosol packaging market in these countries shipped approximately 6.5 billion aluminum aerosol units in 2023 and we are one of the major producers in this combined area with shipments of 1.5 billion aluminum aerosol packaging containers, representing approximately 23 percent of total shipments in these markets. Our aluminum aerosol requirements are provided by several suppliers. In 2021, our aerosol business operations launched a new extruded, recloseable aluminum bottle line to provide a circular solution to plastic bottle pollution in personal care and other product categories.

Aluminum Cups

The Ball aluminum cups business serves the growing demand for innovative, sustainable beverage packaging among customers and consumers. Aligned with our vision, the aluminum cups business leverages our years of experience and specialized expertise to provide another environmentally friendly offering to our industry-leading portfolio of aluminum packages. Sturdy, durable and cool to the touch, the infinitely recyclable Ball aluminum cup is produced at a dedicated manufacturing facility in Rome, Georgia. Ball plans to introduce additional offerings to round out its cups portfolio and intends to expand adoption of the cups to drinking establishments, parks and recreation, colleges and universities, hospitality, restaurants, retail, business and industry.

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

In our aerospace business, R&D activities focus on the design, development and manufacture of innovative aerospace products and systems. This includes the production of spacecraft, instruments and sensors, radio frequency and system components, data exploitation solutions and a variety of advanced aerospace technologies and products that enable deep space missions. Our aerospace R&D activities are conducted at various locations in the U.S. In the third quarter of 2023, Ball entered into a Stock Purchase Agreement with BAE Systems, Inc. (BAE), to sell all of the outstanding equity interests in Ball’s aerospace business to BAE. On February 16, 2024, the company completed the divestiture of the aerospace business. See Note 4 for further details.

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

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement; a Business Ethics Code of Conduct; and charters for its Audit Committee, Nominating/Corporate Governance Committee, Human Resources Committee and Finance Committee. These documents are available on the company’s website at www.ball.com/investors, under the link “Corporate Governance.” A copy may also be obtained upon request from the company’s corporate secretary. The company’s combined annual and sustainability report, and updates on Ball’s sustainability progress are available at www.ball.com/sustainability.

The company will post on its website the nature of any amendments to the company’s codes of ethics that apply to executive officers and directors, including the chief executive officer, chief financial officer and controller, and the nature of any waiver or implied waiver from any code of ethics granted by the company to any executive officer or director. These postings will appear on the company’s website at www.ball.com/investors, under the link “Corporate Governance.”

Nothing on our website, including postings to the “Corporate Governance” and “Financials” pages, or the Ball Corporation Combined Annual and Sustainability Report, or sections thereof, shall be deemed incorporated by reference into this annual report.

Item 1A. Risk Factors

Any of the following risks could materially and adversely affect our business, results of operations, cash flows and financial condition.

General Risks

If we do not effectively manage change and growth, our business could be adversely affected.

Our future revenue and operating results will depend on our ability to effectively manage the anticipated growth of our business. We have experienced fluctuations in the growth in demand for our products and services in recent years and are rebalancing our operations, managing our headcount, and developing new and innovative product offerings to balance our supply positions with our customers’ requirements in each region. These circumstances have placed significant demands on our management as well as our financial and operational resources, and present several challenges, including:

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

The company had $8.62 billion of interest-bearing debt at December 31, 2023. Such indebtedness could have significant consequences for our business and any investment in our securities, including:

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

Competition within the packaging and aerospace industries is intense. Increases in productivity, combined with potential surplus capacity in the packaging industry, have maintained competitive pricing pressures. The principal methods of competition in the general packaging industry are price, innovation, sustainability, service and quality. In the aerospace industry, they are technical capability, cost and schedule. Some of our competitors may have greater financial, technical and marketing resources, and some may currently have excess capacity. Our current or potential competitors may offer products at a lower price or products that are deemed superior to ours. The global economic environment has resulted in reductions in demand for our products in some instances, which, in turn, could increase these competitive pressures.

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

We derived approximately 44 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2023. The sizeable scope of operations inside and outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

●	political and economic instability;
●	governments’ restrictive trade policies;
●	the imposition or rescission of duties, taxes or government royalties;
●	exchange rate risks;
●	inflation of direct input costs;
●	virus and disease outbreaks and responses thereto; and
●	difficulties in enforcement of contractual obligations and intellectual property rights.

We are exposed to exchange rate fluctuations.

The company’s financial results are exposed to currency exchange rate fluctuations and a significant proportion of assets, liabilities and earnings are denominated in non-U.S. dollar currencies. The company presents its financial statements in U.S. dollars and has a significant proportion of its net assets, debt and income in non-U.S. dollar currencies, primarily the euro, as well as the currencies of Argentina, Egypt, Turkey and other emerging markets. The company’s financial results and capital ratios are therefore sensitive to movements in currency exchange rates.

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

We have a significant amount of goodwill recorded on our consolidated balance sheet as of December 31, 2023. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of our reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

If the investments in Ball’s pension plans, or in the multi-employer pension plans in which Ball participates, do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available for other general corporate purposes.

Ball maintains defined benefit pension plans covering substantially all of its employees in the United States, which are funded based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks, fixed-income securities and alternative investments. Market declines, longevity increases or legislative changes, such as the Pension Protection Act in the U.S., could result in a prospective decrease in our available cash flow and net earnings over time, and the recognition of an increase in our pension obligations could result in a reduction to our shareholders’ equity. Additional risks exist related to the company’s participation in multi-employer pension plans. Assets contributed to a multi-employer pension plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer in a multi-employer pension plan stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participants. This could result in increases to our contributions to the plans as well as pension expense.

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

If market interest rates increase, our variable-rate debt and any need to refinance debt will create higher debt service requirements, which adversely affects our cash flows. While we sometimes enter into agreements limiting our exposure, any such agreements may not offer complete protection from this risk.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is identified, management could conclude that internal control over financial reporting is not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control—An Integrated Framework (2013).” If a material weakness is identified, a remediation plan would be designed to address the material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. As of December 31, 2023, the company had no material weaknesses.

We face risks related to health epidemics, pandemics and other outbreaks, which could adversely affect our business.

Health epidemics, pandemics and other outbreaks could give rise to circumstances that cause one or more of the following risk factors to occur:

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

As a U.S.-based multinational business, the company is subject to income tax in the U.S. and numerous jurisdictions outside the U.S., as well as recent OECD, European Commission and other trans-national initiatives that seek to impose minimum tax thresholds on most multi-national companies. The relevant tax rules and regulations are complex, often changing and, in some cases, are interdependent. If these or other tax rules and regulations should change, the company’s earnings and cash flows could be impacted.

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

As of December 31, 2023, 8 percent of our North American employees and 39 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, cash flows or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

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

Item 1C. Cybersecurity

Risk management and strategy

Ball Corporation is committed to maintaining a strong cybersecurity posture. We have a dedicated, globally distributed information security team that is responsible for leading information security strategy, standards and processes, which are integrated into our comprehensive enterprise risk management process.

The company employs a standards-based cybersecurity program aligned to the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), including ongoing assessment and continuous improvement to address the rapidly evolving threat landscape. Ball partners closely with a strong network of external partners, including conducting annual assessments of the cyber risk management program against the NIST CSF.

Our information security team has designed and implemented formal processes for assessing, identifying and managing material risk from cybersecurity threats, both internally and related to the use of third-party service providers. Ball has strategically integrated its cyber incident assessment process with its well-defined incident response plan and processes.

In addition, we have aligned our incident response plan and process with our enterprise risk and global crisis management processes. These critical linkages ensure that we have an effective and efficient overall response to potential threats, with appropriate leadership governance involved in the ongoing cyber materiality assessment and determination.

In response to the ever-evolving cyber threat landscape, Ball utilizes external experts to support continuous improvement across our cyber program, processes and operations. This includes involving independent cybersecurity assessors and auditors to perform ongoing evaluation of our cyber program and operational maturity. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on cyber enhancements. These partnerships enable us to leverage specialized knowledge and insights to ensure our cybersecurity strategy and improvements remain aligned to critical improvements and address relevant threats and risks for Ball. In addition, we also augment and extend our cyber team, using a select few, trusted third-party partners, integrated as members of our global operations. This provides us with expanded global threat intel and enhances our ability to deliver continuous, global cyber operations 24/7.

We are aware of the increasing risks associated with third-party service providers and have implemented processes to oversee and manage these risks. Prior to engaging with third-party providers, Ball conducts thorough security assessments and also performs ongoing monitoring to ensure compliance with our cybersecurity standards. Third-party cyber incidents follow our incident response plan and processes, including full assessment and remediation. Our oversight of third-party cyber risk aids our ability to lessen and mitigate impacts related to data breaches and other security incidents originating from third-parties.

Ball faces risks from cybersecurity threats that could have a material adverse effect on the company, including its business strategy, results of operations, financial condition and reputation. Ball experiences cyber threats in the normal course of its business; however, prior cybersecurity incidents have not materially affected the company. Refer to Item 1A, Risk Factors – Technological Risks, for additional details on cybersecurity risks that could potentially materially affect the company, including its business strategy, results of operations, financial condition and reputation.

Governance

Ball’s Chief Information Security Director (CISD) reports to the Senior Vice President and Chief Information Officer (CIO) and leads the company’s cybersecurity team. The CISD is responsible for overseeing cybersecurity, including assessing and managing cybersecurity risk, and together with the CIO, providing comprehensive briefings to the executive leadership team with respect to the cybersecurity program and emerging or potential cybersecurity risks. The cybersecurity team has extensive experience selecting, deploying, and operating cybersecurity technologies, strategies and processes, and couples this knowledge with the use of external experts employed by Ball to protect the company from cyber threats.

Through our global security incident management plan, we aim to prevent potential cybersecurity incidents from becoming material with early detection, escalation, mitigation and remediation activities. If a cybersecurity threat is at risk of materially affecting our company, our cross-functional response team will enact our escalation processes to notify appropriate levels of management, along with the executive leadership team, disclosure committee, and Board of Directors, as necessary.

Our Board of Directors is responsible for providing oversight and governance with respect to IT and cybersecurity matters, which includes providing oversight over disclosure controls and procedures related to any cybersecurity breach occurrences and IT matters. Annually, the CIO briefs the Board of Directors on the company’s cybersecurity posture, the effectiveness of its risk management strategies, and the emerging threat landscape, which creates alignment of cybersecurity efforts with Ball’s risk management framework.

Item 2. Properties

The company’s properties described below are well maintained, and management considers them to be adequate and utilized for their intended purposes.

Ball’s corporate headquarters are located in Westminster, Colorado, U.S. and our aerospace segment management offices are located in Broomfield, Colorado, U.S. The operations of the aerospace segment occupy a variety of company-owned and leased facilities in Colorado, U.S., which comprise office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace operations carry on business in smaller company owned and leased facilities in other U.S. locations outside of Colorado. In the third quarter of 2023, Ball entered into a Stock Purchase Agreement with BAE Systems, Inc. (BAE), to sell all of the outstanding equity interests in Ball’s aerospace business to BAE. On February 16, 2024, the company completed the divestiture of the aerospace business. See Note 4 for further details.

Ball’s manufacturing locations for significant packaging operations, which are owned or leased by the company, are set forth below. Facilities in the process of being constructed, or that have permanently ceased production, have been excluded from the list. In addition to the facilities listed, the company leases other warehousing space.

Beverage packaging, North and Central America, locations:

●	Bowling Green, Kentucky
●	Conroe, Texas
●	Fairfield, California
●	Findlay, Ohio
●	Fort Atkinson, Wisconsin
●	Fort Worth, Texas
●	Glendale, Arizona
●	Golden, Colorado
●	Goodyear, Arizona
●	Kapolei, Hawaii
●	Kent, Washington (planned closure in the first half of 2024)
●	Monterrey, Mexico
●	Monticello, Indiana
●	Pittston, Pennsylvania
●	Queretaro, Mexico
●	Rome, Georgia
●	Saratoga Springs, New York
●	Tampa, Florida
●	Whitby, Ontario, Canada
●	Williamsburg, Virginia

Beverage packaging, EMEA, locations:

●	Belgrade, Serbia
●	Bierne, France
●	Cabanillas del Campo, Spain
●	Cairo, Egypt
●	Ejpovice, Czech Republic
●	Fosie, Sweden
●	Fredericia, Denmark
●	Gelsenkirchen, Germany
●	Kettering, United Kingdom
●	La Selva, Spain
●	Lublin, Poland
●	Ludesch, Austria
●	Manisa, Turkey
●	Mantsala, Finland
●	Milton Keynes, United Kingdom
●	Mont, France
●	Nogara, Italy
●	Pilsen, Czech Republic

●	Wakefield, United Kingdom
●	Waterford, Ireland
●	Widnau, Switzerland

Beverage packaging, South America, locations:

●	Aguas Claras, Brazil
●	Asuncion, Paraguay
●	Brasilia, Brazil
●	Buenos Aires, Argentina
●	Extrema, Brazil
●	Frutal, Brazil
●	Jacarei, Sao Paulo, Brazil
●	Manaus, Brazil
●	Pouso Alegre, Brazil
●	Recife, Brazil
●	Santiago, Chile
●	Tres Rios, Rio de Janeiro, Brazil

Beverage packaging, Other, locations:

●	Dammam, Saudi Arabia
●	Mumbai, India
●	Sri City, India
●	Yangon, Myanmar

Aerosol packaging locations:

●	Ahmedabad, India
●	Beaurepaire, France
●	Bellegarde, France
●	Devizes, United Kingdom
●	Itupeva, Brazil
●	San Luis Potosí, Mexico
●	Sherbrooke, Quebec, Canada
●	Velim, Czech Republic

Aluminum cups location:

●	Rome, Georgia

Item 3. Legal Proceedings

Details of the company’s legal proceedings are included in Note 22 to the consolidated financial statements within Item 8 of this annual report.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Ball Corporation common stock is listed for trading on the New York Stock Exchange under the ticker symbol BALL. There were 6,675 common shareholders of record on February 15, 2024.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the fourth quarter of 2023.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2023	—	$—	—	19,596,607
November 1 to November 30, 2023	—	—	—	19,596,607
December 1 to December 31, 2023	—	—	—	19,596,607
Total	—		—
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 50 million shares were authorized for repurchase by Ball’s Board of Directors.

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2023. The graph assumes $100 was invested on December 31, 2018, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

Total Return to Stockholders
(Assumes $100 Investment on 12/31/2018)
$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
BALL
S&P 500
DJ US Containers & Packaging

Total Return Analysis

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
BALL	$100.00	$141.83	$205.93	$214.43	$115.30	$131.61
S&P 500	100.00	128.88	149.83	190.13	153.16	190.27
DJ US Containers & Packaging	100.00	125.59	118.34	108.85	80.30	104.72

Source: Refinitiv

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

OVERVIEW

Business Overview and Industry Trends

Ball Corporation is one of the world’s leading aluminum packaging suppliers. Our packaging products are produced for a variety of end uses, are manufactured in facilities around the world and are competitive with other substrates, such as plastics and glass. In the aluminum packaging industry, sales and earnings can be increased by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. We also provide aerospace and other technologies and services to governmental and commercial customers. In the third quarter of 2023, Ball entered into a Stock Purchase Agreement with BAE Systems, Inc. (BAE), to sell all of the outstanding equity interests in Ball’s aerospace business to BAE. On February 16, 2024, the company completed the divestiture of the aerospace business. See Note 4 for further details.

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

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed on February 21, 2023, for a comparison of our 2022 results of operations to the 2021 results.

Global Economic Environment

Recent data has indicated continued high inflation in the regions where we operate. Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal and monetary policies, changes in interest rates, and changing demand for certain goods and services. We cannot predict with any certainty the impact that rising interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, or the continuation or escalation of global conflicts, including the conflict between Russia and Ukraine and the rising instability in the Middle East, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2023	2022	2021

Net sales	$14,029	$15,349	$13,811
Net earnings attributable to Ball Corporation	707	719	878
Net earnings attributable to Ball Corporation as a % of net sales	5%	5%	6%

Sales in 2023 were $1,320 million lower compared to 2022 primarily due to a $554 million decrease from the 2022 sale of the Russian aluminum beverage packaging business, a $514 million decrease from lower volumes and a $305 million decrease from lower sales prices resulting mainly from lower aluminum prices net of the annual pass-through of inflationary costs.

Net earnings attributable to Ball Corporation in 2023 were $12 million lower compared to 2022 primarily due to an $129 million increase in interest expense, an $124 million decrease from lower volumes, an $86 million decrease from the 2022 sale of the Russian aluminum beverage packaging business and an $82 million increase in business consolidation costs and other activities, partially offset by an $184 million increase from higher sales prices resulting mainly from the annual pass-through of inflationary costs net of current year inflation, $80 million of cost savings from rightsizing production, a $49 million increase from contract mix and operational performance in the aerospace segment and a $36 million decrease in the income tax provision.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $11,359 million in 2023 compared to $12,766 million in 2022. These amounts represented 81 percent and 83 percent of consolidated net sales for the years ended 2023 and 2022, respectively. The decrease year-over-year is primarily due to lower manufacturing costs, including lower aluminum costs of $1.29 billion, and lower freight expenses of $176 million. We took actions to normalize inventory levels and reduce fixed and variable costs in 2023 that improved financial results.

Depreciation and Amortization

Depreciation and amortization expense was $686 million in 2023 compared to $672 million in 2022. These amounts represented 5 percent and 4 percent of consolidated net sales for the years ended 2023 and 2022, respectively. Amortization expense in 2023 and 2022 included $135 million for the amortization of acquired Rexam intangibles. The increase compared to the same period in 2022 is primarily due to the company’s larger depreciable asset base, partially offset by revised estimated useful lives of the company’s manufacturing equipment, buildings and certain assembly and test equipment, as well as the sale of the Russian aluminum beverage packaging business. See Note 10 of these consolidated financial statements for additional discussion of the reduction in depreciation resulting from the 2022 revised estimated useful lives. See Note 4 for details and quantification regarding the sale of the Russian operations.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $558 million in 2023 compared to $626 million in 2022. These amounts represented 4 percent of consolidated net sales for the years ending 2023 and 2022. The decrease in SG&A expenses was primarily due to a $26 million increase in foreign exchange gains and a $23 million decrease in professional service costs.

Business Consolidation Costs and Other Activities

Business consolidation and other activities resulted in charges of $153 million in 2023 compared to charges of $71 million in 2022. These amounts represented 1 percent and less than 1 percent of consolidated net sales for 2023 and 2022, respectively. The amounts in 2023 included facility shutdown costs, transaction costs related to the sale of the aerospace business and a foreign exchange loss associated with the company’s Argentina business. The amounts in 2022 included impairment losses on Russia’s long-lived asset group, the gain on sale of Ball’s Russian aluminum beverage packaging business, the gain on sale of Ball’s remaining equity method investment in Ball Metalpack, facility shutdown costs and a charge related to a donation to the Ball Foundation. Further details and quantification regarding business consolidation costs and other activities are provided in Note 6.

Interest Expense

Total interest expense was $459 million in 2023 compared to $330 million in 2022. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings increased by approximately 140 basis points from 3.5 percent in 2022 to 4.9 percent in 2023 due to an increase in global interest rates. As such, the increase in interest expense was primarily driven by an $132 million increase from higher weighted average interest rates on outstanding debt during the year, along with a $15 million increase from a larger amount of weighted average principal outstanding during the year.

Tax Provision

The company’s effective tax rate is affected by recurring items such as income earned in non-U.S. jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year.

The 2023 effective income tax rate was 15.1 percent compared to 18.0 percent for 2022. As compared with the statutory U.S. federal income tax rate of 21 percent, the 2023 effective income tax rate was reduced by 8.2 percent for the impact of the U.S. research and development credit, by 4.7 percent for non-U.S. rate differences including tax holidays, and by 4.7 percent for the impact of U.S. taxes on non-U.S. earnings including the foreign tax credit. These reductions were partially offset by an increase of 13.0 percent for changes in valuation allowances. While these items are expected to recur, the potential magnitude of each item is uncertain.

Further details of taxes on income are provided in Note 16 to the consolidated financial statements within Item 8 of this annual report.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the four reportable segments discussed below.

Beverage Packaging, North and Central America

	Years Ended December 31,
($ in millions)	2023	2022	2021

Net sales	$5,963	$6,696	$5,856
Comparable operating earnings	710	642	681
Comparable operating earnings as a % of segment net sales	12%	10%	12%

Ball permanently ceased production at its Phoenix, Arizona aluminum beverage can manufacturing facility in the fourth quarter of 2022, permanently ceased production at its aluminum beverage can manufacturing facility in St. Paul, Minnesota in the first quarter of 2023 and permanently ceased production at its aluminum beverage can manufacturing facility in Wallkill, New York in the third quarter of 2023. Additionally, the company announced it will permanently cease production at its aluminum beverage can manufacturing facility in Kent, Washington in the first half of 2024, and has permanently discontinued plans to construct the North Las Vegas beverage can plant.

Segment sales in 2023 were $733 million lower compared to 2022 primarily due to a $408 million decrease from lower volumes and a $325 million decrease from lower sales prices resulting mainly from lower aluminum prices net of the annual pass-through of inflationary costs.

Comparable operating earnings in 2023 were $68 million higher compared to 2022 primarily due to $54 million of fixed cost savings from rightsizing production through the facility actions noted above, $32 million of income recognized from the termination of a long term power supply contract that offsets higher energy costs, a $25 million increase from higher sales prices resulting mainly from the annual pass-through of inflationary costs net of current year inflation and $21 million of lower depreciation expense associated with the third quarter 2022 revision of estimated useful lives, partially offset by an $109 million decrease from lower volumes. Fixed and variable cost management and operational performance initiatives continue and are expected to improve results in 2024 and beyond.

Beverage Packaging, EMEA

	Years Ended December 31,
($ in millions)	2023	2022	2021

Net sales	$3,395	$3,854	$3,509
Comparable operating earnings	354	358	452
Comparable operating earnings as a % of segment net sales	10%	9%	13%

Segment sales in 2023 were $459 million lower compared to 2022 primarily due to a $554 million decrease from the 2022 sale of the Russian aluminum beverage packaging business and a $77 million decrease from lower volumes, partially offset by an $168 million increase from higher sales prices resulting mainly from the annual pass-through of inflationary costs net of lower aluminum prices.

Comparable operating earnings in 2023 were $4 million lower compared to 2022 primarily due to an $86 million decrease from the 2022 sale of the Russian aluminum beverage packaging business, a $46 million decrease from new facility start-up costs and a $27 million decrease from currency translation, partially offset by an $126 million increase from higher sales prices mainly from the annual pass-through of inflationary costs net of current year inflation.

During the third quarter of 2022, and further to the Russian invasion of Ukraine, the company sold its Russian business, composed of three manufacturing facilities, for total cash consideration of $530 million. The historical operations and results of the Russian aluminum beverage packaging business, including the gain on sale, are included in the beverage packaging, EMEA segment. See Note 4 of these consolidated financial statements within Item 8 of this annual report for additional discussion regarding the sale and its impact to Ball’s financial results.

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

Beverage Packaging, South America

	Years Ended December 31,
($ in millions)	2023	2022	2021

Net sales	$1,960	$2,108	$2,016
Comparable operating earnings	266	275	348
Comparable operating earnings as a % of segment net sales	14%	13%	17%

Ball permanently ceased production at its Santa Cruz, Brazil, aluminum beverage can manufacturing facility in the third quarter of 2022.

Segment sales in 2023 were $148 million lower compared to 2022 due to a decrease from lower sales prices resulting mainly from lower aluminum prices net of the annual pass-through of inflationary costs.

Comparable operating earnings in 2023 were $9 million lower compared to 2022 primarily due to a $27 million decrease from unfavorable fixed cost absorption, partially offset by a $3 million increase from higher sales prices resulting mainly from the annual pass-through of inflationary costs net of current year inflation.

Aerospace

	Years Ended December 31,
($ in millions)	2023	2022	2021

Net sales	$1,967	$1,977	$1,911
Comparable operating earnings	219	170	169
Comparable operating earnings as a % of segment net sales	11%	9%	9%

In the third quarter of 2023, Ball entered into a Stock Purchase Agreement with BAE Systems, Inc. (BAE), to sell all of the outstanding equity interests in Ball’s aerospace business to BAE. On February 16, 2024, the company completed the divestiture of the aerospace business. See Note 4 for further details.

Segment sales in 2023 were $10 million lower compared to 2022, primarily due to a $22 million decrease from backlog liquidation timing, partially offset by a $12 million increase from favorable contract mix. Comparable operating earnings were $49 million higher, primarily due to a $31 million increase from favorable contract mix and an $18 million increase from operational performance.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 98 percent of segment sales in 2023 and 2022. The aerospace contract mix in 2023 consisted of 41 percent cost-type contracts, which are billed at our costs plus an agreed-upon and/or earned profit component, and 56 percent fixed-price contracts. The remaining sales were for time and materials contracts.

Backlog for the aerospace segment at December 31, 2023 and 2022, was $2.98 billion and $2.97 billion, respectively. The actual amount of funding received in the future may be higher or lower than our estimate of potential contract value. The segment has numerous outstanding bids for future contract awards. The backlog at December 31, 2023, consisted of 52 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

	Years Ended December 31,
($ in millions)	2023	2022	2021

Cash flows provided by (used in) operating activities	$1,863	$301	$1,760
Cash flows provided by (used in) investing activities	(1,053)	(786)	(1,639)
Cash flows provided by (used in) financing activities	(662)	485	(894)

Cash flows provided by operating activities were $1,863 million in 2023, primarily driven by net earnings of $711 million, depreciation and amortization of $686 million, working capital inflows of $360 million and business consolidation and other costs of $153 million. On February 16, 2024, the company completed the divestiture of the aerospace business. We currently estimate a cash tax of $1.0 billion to be recorded as a cash outflow from operations in 2024. See Note 4 for further details. In an elevated interest rate environment, payment terms with our customers and vendors become a more important element of total mix of information used to negotiate our contract terms. At December 31, 2023, days sales outstanding, net of factored receivables, was 62 days; therefore, a change of one day in days sales outstanding will impact cash flows provided by (used in) operating activities by $38 million. At December 31, 2023, days payable outstanding was 118 days; therefore, a change of one day in days payable outstanding will impact cash flows provided by (used in) operating activities by $30 million. At December 31, 2023, days inventory outstanding was

52 days; therefore, a change of one day in days inventory outstanding will impact cash flows provided by (used in) operating activities by $30 million.

Cash flows used in investing activities were $1,053 million in 2023 primarily driven by $1.05 billion in capital expenditures. On February 16, 2024, the company completed the divestiture of the aerospace business. The proceeds from the sale will be recorded as a cash inflow from investing activities in 2024. See Note 4 for further details.

Cash flows used in financing activities were $662 million in 2023, primarily driven by the repayment of $1.00 billion of 4.00% senior notes, the $210 million net repayment of short-term loans, a net revolver repayment of $200 million and common stock dividends of $252 million, partially offset by the issuance of $1.00 billion of 6.00% senior notes due in 2029. See Note 15 for further details on the company’s borrowings, and additional amounts available. On February 16, 2024, the company completed the divestiture of the aerospace business. The company plans to use $2.00 billion of the proceeds to repay debt and accelerate capital return to shareholders via $2.00 billion of share repurchases. See Note 4 for further details.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $2.00 billion and $2.04 billion at December 31, 2023, and December 31, 2022, respectively. A total of $350 million and $488 million were available for sale under these programs at December 31, 2023 and 2022, respectively. The company has recorded $97 million, $67 million and $41 million of expense related to its factoring programs in 2023, 2022 and 2021, respectively, and has presented these amounts in selling, general, and administrative in its consolidated statements of earnings.

The company has several regional supplier finance programs with various financial institutions that act as the paying agent for certain payables of the company. The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $709 million and $930 million at December 31, 2023 and 2022, respectively. Our payment terms are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers decide to factor their receivables with the financial institutions; therefore, we do not believe that future changes in the availability of supplier finance programs will have a significant impact on our liquidity.

Contributions to the company’s defined benefit pension plans were $42 million and $124 million for the years ended 2023 and 2022, respectively, and such contributions are expected to be approximately $75 million for the full year of 2024. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

As of December 31, 2023, approximately $687 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that limit the ability to convert Egyptian pounds held by the company in Egypt with a U.S. dollar equivalent value of $110 million into other currencies. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases totaled $3 million in 2023 and $618 million in 2022. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings. On February 16, 2024, the company completed the divestiture of the aerospace business. The company plans to accelerate capital return to shareholders via share repurchases as a result of the divestiture. See Note 4 for further details.

In the second quarter of 2022, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $300 million of its common shares using cash on hand and available borrowings. In the third quarter of 2022, Ball settled the agreement and received a total of 4.34 million shares with the average price paid per share of $69.06.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $8.62 billion and $9.00 billion was outstanding at December 31, 2023 and 2022, respectively. On February 16, 2024, the company completed the divestiture of the aerospace business. We plan to repay a portion of outstanding debt as a result of the divestiture. See Note 4 for further details.

In November 2023, Ball redeemed the outstanding 4.00% senior notes due in the amount of $1.00 billion. In May 2023, Ball issued $1.00 billion of 6.00% senior notes due in 2029, and repaid the outstanding U.S. dollar revolving credit facility due in 2027 in the amount of $800 million. The remaining $200 million was used for general corporate purposes. During 2022, Ball issued $750 million of 6.875% senior notes due in 2028, redeemed $738 million of outstanding euro denominated 4.375% debt and completed the closing of its new revolving and term loan senior secured credit facilities that refinanced its existing senior secured credit facilities entered into in 2019.

The company’s senior credit facilities include a $1.35 billion term loan and long-term, multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At December 31, 2023, approximately $1.69 billion was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to these facilities, the company had $196 million of committed short-term loans outstanding. The company also had approximately $964 million of short-term uncommitted credit facilities available at December 31, 2023, of which $13 million was outstanding and due on demand. At December 31, 2022, the company had $293 million of committed short-term loans outstanding and $112 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at December 31, 2023, and for all prior years presented, and we have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. As of December 31, 2023, the company could borrow an additional $2.36 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities without violating our existing debt covenants. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 8 of this annual report.

Defined Benefit Pension Plans

In November 2023, the Trustee Board of the U.K. defined benefit pension plan entered into an agreement with an insurance company for a bulk annuity purchase, or “buy-in,” for its U.K. defined benefit pension plan to reduce retirement plan risk, while delivering promised benefits to plan participants. This transaction allows the company to reduce volatility by removing investment, longevity, mortality, interest rate and inflation risk upon the transfer of significantly all of the pension plan assets to the insurer in exchange for the group annuity insurance contract. The plan will be frozen in April 2024 and the company anticipates the “buy-out” will occur within the next two years, which will trigger a pension settlement that will result in all plan balances, including accumulated pension components within other comprehensive income, being charged to expense as a noncash settlement charge. See Note 17 for further details.

The company closed its pension plans to all non-unionized new entrants in the United States effective for anyone hired after December 31, 2021. New employees instead receive a non-elective 401(k) company contribution that is expected to approximate the legacy pension benefit. Anyone employed by Ball prior to that date is unaffected by this change.

Other Liquidity Measures

Given the on-going growth projects in our businesses being undertaken to support EVA-enhancing contracted volumes, in 2024, we expect capital expenditures to be in the range of $650 million and we intend to return approximately $247 million to shareholders in the form of dividends. We further intend to utilize our operating cash flows to pay down debt and, to the extent available, repurchase Ball common stock or fund acquisitions that meet our rate of return criteria. On February 16, 2024, the company completed the divestiture of the aerospace business. We plan to accelerate capital return to shareholders via share repurchases and repay a portion of outstanding debt as a result of the divestiture. See Note 4 for further details.

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

The company’s growth and asset maintenance plans require capital expenditures over the coming years, which will be funded by operating cash flows and external borrowings. Approximately $258 million of capital expenditures were contractually committed as of December 31, 2023. Maturities for Ball’s long-term debt are disclosed in Note 15 to the consolidated financial statements within Item 8 of this annual report. Repayments of debt and other operational cash requirements will also be funded by operating cash flows and external borrowings. The company has no material off-balance sheet arrangements.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details of the company’s contingencies, legal proceedings, indemnifications and guarantees are available in Note 22 and Note 23 to the consolidated financial statements within Item 8 of this annual report. The company is routinely subject to litigation incidental to operating its businesses and has been designated by various federal, state, and international environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites. The company believes the matters identified will not have a material adverse effect upon its liquidity, results of operations or financial condition.

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

The following summarized financial information relates to the obligor group as of and for the years ended December 31, 2023 and 2022. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Year Ended	Year Ended
($ in millions)	December 31, 2023	December 31, 2022

Net sales	$8,962	$9,975
Gross profit (a)	1,074	996
Net earnings	493	635
Net earnings attributable to Ball Corporation	493	635
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $272 million and $261 million for the years ended December 31, 2023 and 2022, respectively.

	December 31,	December 31,
($ in millions)	2023	2022

Current assets	$2,339	$2,478
Noncurrent assets	15,955	15,764
Current liabilities	5,163	6,032
Noncurrent liabilities	10,857	10,790

Included in the amounts disclosed in the tables above, at December 31, 2023 and 2022, the obligor group held receivables due from other subsidiary companies of $768 million and $477 million, respectively, long-term notes receivable due from other subsidiary companies of $10.20 billion and $9.89 billion, respectively, payables due to other subsidiary companies of $1.83 billion and $2.22 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.32 billion and $2.21 billion, respectively.

For the years ended December 31, 2023 and 2022, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $1.13 billion and $1.50 billion, respectively, net credits from them of $38 million and $19 million, respectively, and net interest income from them of $344 million and $329 million, respectively. During the years ended December 31, 2023 and 2022, the obligor group received dividends from other subsidiary companies of $814 million and $18 million, respectively.

A description of the terms and conditions of the company’s debt guarantees is located in Note 23 to the consolidated financial statements within Item 8 of this annual report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “believes,” and similar expressions typically identify forward looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements, and they should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. Ball undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in Ball’s Form 10-K, which are available on Ball’s website and at www.sec.gov. Additional factors that might affect: a) Ball’s packaging segments include product capacity, supply, and demand constraints and fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather and related events such as drought, wildfires, storms, hurricanes, tornadoes and floods; footprint adjustments and other manufacturing changes, including the startup of new facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; changes in major customer or supplier contracts or loss of a major customer or supplier; inability to pass through increased costs; war, political instability and sanctions, including relating to the situation in Russia and Ukraine and its impact on Ball’s supply chain and its ability to operate in Europe, the Middle East and Africa regions generally; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and orders affecting goods produced by Ball or in its supply chain, including imported raw materials; and b) Ball as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory actions or issues including those related to tax, environmental, social and governance reporting, competition, environmental, health and workplace safety, including U.S. Federal Drug Administration and other actions or public concerns affecting products filled in Ball’s containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; inflation; rates of return on assets of Ball’s defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies, including policies, orders, and actions related to COVID-19; reduced cash flow; interest rates affecting Ball’s debt; successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on Ball’s operating results and business generally.

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

Commodity Price Risk

Aluminum

We manage commodity price risk in connection with market price fluctuations of aluminum through two different methods. First, we enter into container sales contracts that include aluminum-based pricing terms that generally reflect the same price fluctuations under commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass through aluminum component pricing. Second, we use certain derivative instruments, including option and forward contracts, as economic and cash flow hedges of commodity price risk where there are material differences between sales and purchase contracted pricing and volume.

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

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2023, included pay-fixed interest rate swaps and options which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2023, assumed floating rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a 100-basis point increase in interest rates would result in an estimated $7 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

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

Considering the company’s derivative financial instruments outstanding at December 31, 2023, and the various currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar would result in an estimated $15 million after-tax reduction in net earnings over a one-year period. A hypothetical 10 percent adverse change in the U.S. dollar’s currency exchange rates would increase our forecasted average debt balance by approximately $165 million. Actual changes in market prices or rates may differ from hypothetical changes.

Although Ball's functional currency in Argentina is the U.S. dollar, a portion of its transactions are denominated in pesos. The company is currently placing increased importance on managing its currency exchange rate risk in Argentina given the devaluation of the country’s currency. This devaluation and economic conditions in Argentina make it difficult to manage currency exchange rate risk, and have an adverse effect on the company’s results of operations. Ball’s Argentinean business, which is presented in its beverage packaging, South America, reportable operating segment, represented approximately 1 percent of the company's total comparable operating earnings for the year ended December 31, 2023. In addition, our plant in Argentina accounted for approximately 2 percent of the company's 105 billion global beverage can unit shipments for the year ended December 31, 2023. During the fourth quarter of 2023, Argentina suddenly devalued its peso relative to the U.S. dollar by approximately 55%. As a result, Ball recorded a $22 million devaluation charge in business consolidation and other activities in the consolidated statement of earnings. Ball’s peso-denominated net assets in Argentina were approximately $20 million at December 31, 2023. As of December 31, 2023, Ball’s Argentinean business had net asset exposure of $404 million, which consisted primarily of working capital and property, plant and equipment.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ball Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, of comprehensive earnings (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Estimated Costs at Completion for Aerospace Fixed-Price Contracts

As described in Notes 1 and 3 to the consolidated financial statements, net sales for the aerospace segment were $2.0 billion for the year ended December 31, 2023, including sales under fixed-price long-term contracts, which are primarily recognized using percentage-of-completion accounting under the cost-to-cost method. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections related to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. Throughout the period of contract performance, management regularly evaluates and, if necessary, revises its estimates of total contract revenue, total contract cost, and extent of progress toward completion.

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

February 20, 2024

We have served as the Company’s auditor since at least 1962. We have not been able to determine the specific year we began serving as auditor of the Company.

Consolidated Statements of Earnings

Ball Corporation

	Years Ended December 31,
($ in millions, except per share amounts)	2023	2022	2021

Net sales	$14,029	$15,349	$13,811

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(11,359)	(12,766)	(11,085)
Depreciation and amortization	(686)	(672)	(700)
Selling, general and administrative	(558)	(626)	(593)
Business consolidation and other activities	(153)	(71)	(142)
	(12,756)	(14,135)	(12,520)

Earnings before interest and taxes	1,273	1,214	1,291

Interest expense	(459)	(312)	(270)
Debt refinancing and other costs	—	(18)	(13)
Total interest expense	(459)	(330)	(283)

Earnings before taxes	814	884	1,008
Tax (provision) benefit	(123)	(159)	(156)
Equity in results of affiliates, net of tax	20	7	26
Net earnings	711	732	878
Net earnings attributable to noncontrolling interests	4	13	—
Net earnings attributable to Ball Corporation	$707	$719	$878

Earnings per share:
Basic	$2.25	$2.27	$2.69
Diluted	$2.23	$2.25	$2.65

Weighted average shares outstanding: (000s)
Basic	314,775	316,433	325,989
Diluted	317,022	320,008	331,615

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings (Loss)

Ball Corporation

	Years Ended December 31,
($ in millions)	2023	2022	2021

Net earnings	$711	$732	$878

Other comprehensive earnings (loss):
Currency translation adjustment	55	99	19
Pension and other postretirement benefits	(414)	(73)	392
Derivatives designated as hedges	25	(181)	70
Total other comprehensive earnings (loss)	(334)	(155)	481
Income tax (provision) benefit	97	58	(109)
Total other comprehensive earnings (loss), net of tax	(237)	(97)	372

Total comprehensive earnings	474	635	1,250
Comprehensive earnings attributable to noncontrolling interests	4	13	—
Comprehensive earnings attributable to Ball Corporation	$470	$622	$1,250

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation

	December 31,
($ in millions)	2023	2022

Assets
Current assets
Cash and cash equivalents	$695	$548
Receivables, net	2,334	2,594
Inventories, net	1,559	2,179
Other current assets	295	168
Total current assets	4,883	5,489
Noncurrent assets
Property, plant and equipment, net	7,380	7,053
Goodwill	4,290	4,235
Intangible assets, net	1,309	1,417
Other assets	1,441	1,715
Total assets	$19,303	$19,909

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$1,065	$1,408
Accounts payable	3,753	4,383
Accrued employee costs	333	236
Other current liabilities	1,034	981
Total current liabilities	6,185	7,008
Noncurrent liabilities
Long-term debt	7,504	7,540
Employee benefit obligations	898	847
Deferred taxes	421	540
Other liabilities	458	447
Total liabilities	15,466	16,382

Equity
Common stock (683,241,401 shares issued - 2023; 682,144,408 shares issued - 2022)	1,312	1,260
Retained earnings	7,763	7,309
Accumulated other comprehensive earnings (loss)	(916)	(679)
Treasury stock, at cost (367,551,366 shares - 2023; 368,036,369 shares - 2022)	(4,390)	(4,429)
Total Ball Corporation shareholders' equity	3,769	3,461
Noncontrolling interests	68	66
Total equity	3,837	3,527
Total liabilities and equity	$19,303	$19,909

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation

	Years Ended December 31,
($ in millions)	2023	2022	2021

Cash Flows from Operating Activities
Net earnings	$711	$732	$878
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	686	672	700
Business consolidation and other activities	153	71	142
Deferred tax provision (benefit)	(67)	(2)	35
Pension contributions	(42)	(124)	(216)
Other, net	62	(124)	101
Working capital changes, excluding effects of acquisitions and dispositions:
Receivables	238	(305)	(863)
Inventories	626	(458)	(464)
Other current assets	(25)	(42)	(24)
Accounts payable	(510)	(83)	1,312
Accrued employee costs	93	(101)	(1)
Other current liabilities	(71)	84	159
Other, net	9	(19)	1
Cash provided by (used in) operating activities	1,863	301	1,760
Cash Flows from Investing Activities
Capital expenditures	(1,045)	(1,651)	(1,726)
Business dispositions, net of cash sold	—	759	112
Other, net	(8)	106	(25)
Cash provided by (used in) investing activities	(1,053)	(786)	(1,639)
Cash Flows from Financing Activities
Long-term borrowings	2,051	4,851	850
Repayments of long-term borrowings	(2,281)	(3,884)	(750)
Net change in short-term borrowings	(210)	394	(2)
Acquisitions of treasury stock	(3)	(618)	(766)
Common stock dividends	(252)	(254)	(229)
Other, net	33	(4)	3
Cash provided by (used in) financing activities	(662)	485	(894)

Effect of exchange rate changes on cash	4	(21)	(29)

Change in cash, cash equivalents and restricted cash	152	(21)	(802)
Cash, cash equivalents and restricted cash – beginning of year	558	579	1,381
Cash, cash equivalents and restricted cash – end of year	$710	$558	$579

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2020	679,524	$1,167	(351,939)	$(3,130)	$6,192	$(954)	$62	$3,337
Net earnings	—	—	—	—	878	—	—	878
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	372	—	372
Common dividends, net of tax benefits	—	—	—	—	(227)	—	—	(227)
Treasury stock purchases	—	—	(8,507)	(766)	—	—	—	(766)
Treasury shares reissued	—	—	345	33	—	—	—	33
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,421	53	—	—	—	—	—	53
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Other activity	—	—	—	9	—	—	—	9
Balance at December 31, 2021	680,945	1,220	(360,101)	(3,854)	6,843	(582)	58	3,685
Net earnings	—	—	—	—	719	—	13	732
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(97)	—	(97)
Common dividends, net of tax benefits	—	—	—	—	(253)	—	—	(253)
Treasury stock purchases	—	—	(8,417)	(618)	—	—	—	(618)
Treasury shares reissued	—	—	482	32	—	—	—	32
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,199	40	—	—	—	—	—	40
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Other activity	—	—	—	11	—	—	—	11
Balance at December 31, 2022	682,144	1,260	(368,036)	(4,429)	7,309	(679)	66	3,527
Net earnings	—	—	—	—	707	—	4	711
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(237)	—	(237)
Common dividends, net of tax benefits	—	—	—	—	(252)	—	—	(252)
Treasury stock purchases	—	—	(60)	(3)	—	—	—	(3)
Treasury shares reissued	—	—	545	29	—	—	—	29
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,097	52	—	—	—	—	—	52
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Other activity	—	—	—	13	(1)	—	—	12
Balance at December 31, 2023	683,241	$1,312	(367,551)	$(4,390)	$7,763	$(916)	$68	$3,837

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

Ball Corporation

Notes to the Consolidated Financial Statements

Recoverability of Goodwill

On an annual basis, in the fourth quarter, and at interim periods as circumstances require, the company performs a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, which includes an evaluation as to whether there have been significant changes to macro-economic factors related to the reporting unit. If the qualitative analysis is not conclusive that it is more likely than not that a reporting unit’s fair value exceeds its carrying amount, the company performs a quantitative impairment test to determine the fair value of the reporting unit and, if necessary, recognizes an impairment charge for the amount by which the carrying value exceeds the fair value. Due to recent variability in the results of the beverage packaging, South America, reporting unit, the company elected to perform a quantitative analysis in 2023 for this reporting unit and determined that the reporting unit was not impaired.

When performing a quantitative analysis, the company estimates fair value for a reporting unit using market and income approach valuation methodologies. Under the income approach, fair value is estimated as the present value of estimated future cash flows of each reporting unit. The projected cash flows incorporate various assumptions related to weighted average cost of capital (WACC) and growth rates that are specific to each reporting unit, including assumptions relating to net sales growth rates, terminal growth rates and EBITDA (a non-U.S. GAAP measure defined by the company as earnings before interest, taxes, depreciation and amortization) margin. Under the market approach, the company uses available information regarding multiples used in recent market transactions involving a transfer of controlling interests as well as publicly available trading multiples based upon the enterprise value of companies in either the packaging or aerospace and defense industries. The appropriate multiple is applied to forecasted EBITDA of each reporting unit to estimate fair value.

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

Business Consolidation and Other Activities

The company estimates its liabilities for business closure activities by accumulating detailed estimates of costs and asset sale proceeds, if any, for each business consolidation initiative. This includes the estimated costs of employee severance, pension and related benefits; impairment of property and equipment and other assets, including estimates of net realizable value; accelerated depreciation; termination payments for contracts and leases; contractual obligations; and any other qualifying costs related to the exit plan, disposal or restructuring. These estimated costs are grouped by specific projects within the overall plans and are then monitored on a periodic basis. Such charges represent management’s best estimates, however, they require assumptions about the plans that may change over time. Changes in estimates for individual locations and other matters are evaluated periodically to determine if a change in estimate is required for the overall plan. Subsequent changes to the original estimates are included in current earnings and identified as business consolidation gains or losses.

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

Research and Development Costs

Research and development costs are expensed as incurred in connection with the company’s programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $55 million, $55 million and $56 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Risks and Uncertainties

Global Economic Environment

Recent data has indicated continued high inflation in the regions where we operate. Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal and monetary policies, changes in interest rates, and changing demand for certain goods and services. We cannot predict with any certainty the impact that rising interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, or the continuation or escalation of global conflicts, including the conflict between Russia and Ukraine and the rising instability in the Middle East, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of the current global economic environment in the near term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at December 31, 2023, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

Argentina

Although Ball's functional currency in Argentina is the U.S. dollar, a portion of its transactions are denominated in pesos. The company is currently placing increased importance on managing its currency exchange rate risk in Argentina given the devaluation of the country’s currency. This devaluation and economic conditions in Argentina make it difficult to manage currency exchange rate risk, and have an adverse effect on the company’s results of operations. Ball’s Argentinean business is presented in its beverage packaging, South America, reportable operating segment. During the fourth quarter of 2023, Argentina suddenly devalued its peso relative to the U.S. dollar by approximately 55%. As a result, Ball recorded a $22 million devaluation charge in business consolidation and other activities in the consolidated statement of earnings. Ball’s peso-denominated net assets in Argentina were approximately $20 million at December 31, 2023. As of December 31, 2023, Ball’s Argentinean business had net asset exposure of $404 million, which consisted primarily of working capital and property, plant and equipment.

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

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $709 million and $930 million at December 31, 2023 and 2022, respectively. These amounts are classified within accounts payable on the consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the consolidated statements of cash flows.

Government Assistance Disclosure

In 2021, new guidance was issued by the Financial Accounting Standards Board (FASB) related to the disclosure of government assistance received. The adoption of this new guidance did not have a material effect on the company’s consolidated financial statements.

New Accounting Guidance and Disclosure Requirements

Income Tax Disclosures

In 2023, new guidance was issued by the FASB with the goal of providing financial statement users with more information in the income tax rate reconciliation table and regarding income taxes paid. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to meet the disclosure requirements on a prospective basis in its 2025 annual report.

Ball Corporation

Notes to the Consolidated Financial Statements

Segment Reporting

In 2023, new guidance was issued by the FASB with the goal of providing financial statement users with more information about reportable segments, including more disaggregated expense information. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to meet the disclosure requirements on a retrospective basis in its 2024 annual report and interim periods thereafter.

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

Aerospace: Consists of operations that manufacture and sell aerospace and other related products and provide services used in the defense, civil space and commercial space industries. In the third quarter of 2023, Ball entered into a Stock Purchase Agreement with BAE Systems, Inc., to sell all of the outstanding equity interests in Ball’s aerospace business to BAE. On February 16, 2024, the company completed the divestiture of the aerospace business. See Note 4 for further details.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2023	2022	2021

U.S. Government	14%	12%	13%
Anheuser-Busch InBev and affiliates	13%	13%	12%
Coca-Cola Bottlers' Sales & Services Company LLC and affiliates	11%	11%	10%

Summary of Net Sales by Geographic Area (a)

($ in millions)	U.S.	Brazil	Other	Consolidated

2023	$7,839	$1,408	$4,782	$14,029
2022	8,487	1,450	5,412	15,349
2021	7,284	1,458	5,069	13,811

(a)	Revenue is attributed based on origin of sale and includes intercompany eliminations.

Summary of Net Long-Lived Assets by Geographic Area (a)

($ in millions)	U.S.	Brazil	Other	Consolidated

As of December 31, 2023	$4,186	$1,274	$3,361	$8,821
As of December 31, 2022	4,316	1,193	3,259	8,768
(a)	Long-lived assets exclude goodwill and intangible assets.

Ball Corporation

Notes to the Consolidated Financial Statements

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2023	2022	2021

Net sales
Beverage packaging, North and Central America	$5,963	$6,696	$5,856
Beverage packaging, EMEA	3,395	3,854	3,509
Beverage packaging, South America	1,960	2,108	2,016
Aerospace	1,967	1,977	1,911
Reportable segment sales	13,285	14,635	13,292
Other	744	714	519
Net sales	$14,029	$15,349	$13,811

Comparable operating earnings
Beverage packaging, North and Central America	$710	$642	$681
Beverage packaging, EMEA	354	358	452
Beverage packaging, South America	266	275	348
Aerospace	219	170	169
Reportable segment comparable operating earnings	1,549	1,445	1,650
Reconciling items
Other (a)	12	(25)	(65)
Business consolidation and other activities	(153)	(71)	(142)
Amortization of acquired intangibles	(135)	(135)	(152)
Earnings before interest and taxes	1,273	1,214	1,291
Interest expense	(459)	(312)	(270)
Debt refinancing and other costs	—	(18)	(13)
Total interest expense	(459)	(330)	(283)
Earnings before taxes	$814	$884	$1,008

(a)	Includes undistributed corporate expenses, net, of $74 million, $82 million and $72 million for the years ended December 2023, 2022 and 2021, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
($ in millions)	2023	2022	2021

Depreciation and amortization (a)
Beverage packaging, North and Central America	$220	$219	$200
Beverage packaging, EMEA	178	185	223
Beverage packaging, South America	145	143	141
Aerospace	81	78	65
Reportable segment depreciation and amortization	624	625	629
Other	62	47	71
Depreciation and amortization	$686	$672	$700

Capital expenditures
Beverage packaging, North and Central America	$311	$621	$697
Beverage packaging, EMEA	378	458	305
Beverage packaging, South America	129	267	334
Aerospace	106	142	198
Reportable segment capital expenditures	924	1,488	1,534
Other	121	163	192
Capital expenditures	$1,045	$1,651	$1,726
(a)	Includes amortization of acquired Rexam intangibles.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

4. Acquisitions and Dispositions

Aerospace

In the third quarter of 2023, Ball entered into a Stock Purchase Agreement (Agreement) with BAE Systems, Inc. (BAE) and, for the limited purposes set forth therein, BAE Systems plc, to sell all outstanding equity interests in Ball’s aerospace business. As of December 31, 2023, the Committee on Foreign Investment in the United States approved the closing of the transaction, but it was pending the approval, clearance, or waiting period expiration or termination required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, among other customary closing conditions. As of December 31, 2023, we were in the process of seeking such regulatory approval, clearance, or waiting period expiration or termination, but could not yet assert that it was probable that we would obtain the approval, clearance, or waiting period expiration or termination, or satisfy the other closing conditions. Due to these conditions, as of December 31, 2023, Ball’s aerospace business did not meet the requirements for held for sale presentation in Ball’s consolidated financial statements.

On February 13, 2024, the company received approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and completed the divestiture of the aerospace business on February 16, 2024, for a purchase price of $5.6 billion, subject to working capital adjustments and other customary closing adjustments under the terms of the Agreement. The result, using the net assets of the aerospace business as of December 31, 2023, is an estimated pre-tax gain of $4.8 billion and an estimated $4.5 billion in after-tax proceeds. These estimates are subject to customary closing adjustments to the purchase price under the terms of the Agreement. The transaction represents a strategic shift and therefore, beginning with Ball’s quarterly report on Form 10-Q for the period ending March 31, 2024, the company’s consolidated financial statements will reflect the aerospace business’ historical financial results for periods prior to the divestiture as discontinued operations for all periods presented. Additionally, the completion of the divestiture results in the removal of the aerospace business from the company’s obligor group, as the business will no longer guarantee the

Ball Corporation

Notes to the Consolidated Financial Statements

company’s senior notes and senior credit facilities. Also, on February 14, 2024, Ball announced a public tender of the $1.00 billion 5.25% senior notes due July 2025 and the $750 million 4.875% senior notes due March 2026.

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

In the third quarter of 2022, the company completed the sale of its Russian aluminum beverage packaging business for total cash consideration of $530 million and recorded a gain on disposal of $222 million. When considering the impairment loss recorded during the second quarter 2022 of $435 million, the impairment loss net of gain on the sale of the Russian business was $213 million for the year ended December 31, 2022. The impairment loss in the second quarter and the gain on sale in the third quarter were recorded in business consolidation and other activities in the consolidated statement of earnings. Cash proceeds from the sale of $455 million, net of the cash on the disposed business, were received in the third quarter of 2022 and were presented in business dispositions, net of cash sold, in the consolidated statement of cash flows for the year ended December 31, 2022.

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

Ball Corporation

Notes to the Consolidated Financial Statements

South Korea Investment

In the third quarter of 2021, Ball sold its minority-owned investment in South Korea. Consideration for the transaction was cash of $120 million, of which $110 million was received at closing and is presented in business dispositions, net of cash sold, within cash flows from investing activities in Ball’s 2021 consolidated statement of cash flows. In the fourth quarter of 2022, the remaining $10 million was received and is presented in business dispositions, net of cash sold, within cash flows from investing activities in Ball’s 2022 consolidated statement of cash flows. In the second quarter of 2021, the company recorded a loss of $5 million related to the disposal, which is presented in business consolidation and other activities in the consolidated statement of earnings.

5. Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	($ in millions)
Year Ended December 31,	Point in Time	Over Time	Total

2023	$2,363	$11,666	$14,029
2022	2,699	12,650	15,349
2021	2,459	11,352	13,811

The company did not have any contract assets at December 31, 2023, 2022, or 2021. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2021	$272	$38
Increase (decrease)	44	(26)
Balance at December 31, 2022	316	12
Increase (decrease)	21	(2)
Balance at December 31, 2023	$337	$10

During the year ended December 31, 2023, contract liabilities increased by $19 million, which is net of cash received of $984 million and amounts recognized as sales of $965 million, the majority of which related to current contract liabilities. The amount of sales recognized during the year ended December 31, 2023, that was included in the company’s opening contract liabilities balance was $316 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payments. Current contract liabilities are classified within other current liabilities on the consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

The company also recognized additional sales of $20 million and $8 million during the years ended December 31, 2023 and 2022, respectively, from performance obligations satisfied (or partially satisfied) in prior periods. These sales amounts are the result of changes in the transaction price of the company’s contracts with customers.

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

($ in millions)	Next Twelve Months	Thereafter	Total

Sales expected to be recognized on multi-year contracts in place as of December 31, 2023	$1,612	$1,312	$2,924

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

6. Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/income included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2023	2022	2021

Beverage packaging, North and Central America	$(78)	$(74)	$(6)
Beverage packaging, EMEA	5	(227)	(7)
Beverage packaging, South America	(31)	(29)	9
Other	(49)	259	(138)
	$(153)	$(71)	$(142)

2023

During 2023, the company recorded charges of $153 million primarily related to facility closure costs of $94 million, transaction costs of $41 million related to the sale of the company’s aerospace business and a $22 million foreign exchange loss associated with the company’s Argentina business. See Note 4 for further details on the sale of the aerospace business. The facility closure costs during 2023 also include costs recorded to reflect the damage to assets, less insurance receipts, incurred as a result of the fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility. During future periods, the company anticipates receiving additional insurance proceeds for replacement costs and business interruption coverage which will be recorded as a gain.

2022

During 2022, the company recorded charges of $71 million primarily related to the impairment losses on Russia’s long-lived asset group net of gain on the sale of $213 million, facility closure costs of $55 million and a charge related to a donation of $30 million to The Ball Foundation, offset by a gain of $298 million for the sale of Ball’s remaining equity method investment in Ball Metalpack. See Note 4 for further details on the Russia and Ball Metalpack transactions.

Ball Corporation

Notes to the Consolidated Financial Statements

2021

During 2021, the company recorded charges of $142 million primarily related to a noncash settlement loss of $138 million for the purchase of non-participating group annuity contracts and lump-sum payments to settle the projected pension benefit obligations for certain of Ball’s U.S. defined benefit pension plans, which triggered settlement accounting. The settlement loss primarily reflects recognition of unamortized actuarial losses in these U.S. pension plans. See Note 17 for further details.

7. Supplemental Cash Flow Statement Disclosures

	December 31,
($ in millions)	2023	2022

Beginning of period:
Cash and cash equivalents	$548	$563
Current restricted cash (included in other current assets)	10	16
Total cash, cash equivalents and restricted cash	$558	$579

End of period:
Cash and cash equivalents	$695	$548
Current restricted cash (included in other current assets)	15	10
Total cash, cash equivalents and restricted cash	$710	$558

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid for is as follows:

	December 31,
($ in millions)	2023	2022

Beginning of period:
PP&E acquired but not yet paid	$392	$540

End of period:
PP&E acquired but not yet paid	$204	$392

8. Receivables, Net

	December 31,
($ in millions)	2023	2022

Trade accounts receivable	$1,197	$1,373
Unbilled receivables	764	746
Less: Allowance for doubtful accounts	(15)	(12)
Net trade accounts receivable	1,946	2,107
Other receivables	388	487
	$2,334	$2,594

Ball Corporation

Notes to the Consolidated Financial Statements

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $282 million at December 31, 2023 and 2022, and included $250 million and $267 million at December 31, 2023 and 2022, respectively, representing the recognized sales value of performance that was not yet billable to customers. The average length of the long-term contracts was approximately two years, and the average length remaining on those contracts at December 31, 2023, was six months. At December 31, 2023, $277 million of net accounts receivables is expected to be collected within the next year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

The company has entered into several regional uncommitted and committed accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables and had combined limits of approximately $2.00 billion and $2.04 billion at December 31, 2023 and 2022, respectively. A total of $350 million and $488 million were available for sale under these programs as of December 31, 2023 and 2022, respectively. The company has recorded $97 million, $67 million and $41 million of expense related to its factoring programs in 2023, 2022 and 2021, respectively, and has presented these amounts in selling, general, and administrative in its consolidated statements of earnings.

9. Inventories, Net

	December 31,
($ in millions)	2023	2022

Raw materials and supplies	$1,209	$1,541
Work-in-process and finished goods	440	729
Less: Inventory reserves	(90)	(91)
	$1,559	$2,179

10. Property, Plant and Equipment, Net

	December 31,
($ in millions)	2023	2022

Land	$221	$187
Buildings	2,418	2,159
Machinery and equipment	8,119	7,277
Construction-in-progress	1,240	1,504
	11,998	11,127
Accumulated depreciation	(4,618)	(4,074)
	$7,380	$7,053

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $528 million, $507 million and $520 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During 2022, the company completed an evaluation of the estimated useful lives of its manufacturing equipment, buildings and certain assembly and test equipment. The company utilized a third-party appraiser to assist in the evaluation, which was performed as a result of the company’s experience with the duration over which its equipment can be utilized. Effective July 1, 2022, Ball revised the estimated useful lives of its equipment and buildings, which resulted in a net reduction in depreciation expense of approximately $52 million ($40 million after tax, or $0.13 per diluted share) for the year ended December 31, 2023, and a net reduction in depreciation expense of approximately $49 million ($37

Ball Corporation

Notes to the Consolidated Financial Statements

million after tax, or $0.12 per diluted share) for the year ended December 31, 2022, as compared to the amount of depreciation expense that would have been recognized by utilizing the prior depreciable lives.

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

11. Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Aerospace	Other	Total

Balance at December 31, 2021	$1,275	$1,483	$1,298	$40	$282	$4,378
Business dispositions	—	(101)	—	—	—	(101)
Effects of currency exchange	—	(40)	—	—	(2)	(42)
Balance at December 31, 2022	$1,275	$1,342	$1,298	$40	$280	$4,235
Effects of currency exchange	—	36	—	—	17	53
Other	2	—	—	—	—	2
Balance at December 31, 2023	$1,277	$1,378	$1,298	$40	$297	$4,290

During 2022, the company sold its Russian aluminum beverage packaging business, which resulted in a $101 million decrease in goodwill in the beverage packaging, EMEA, segment. See Note 4 for additional details.

12. Intangible Assets, Net

	December 31,
($ in millions)	2023	2022

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.06 billion at December 31, 2023, and $914 million at December 31, 2022)	$1,197	$1,320
Capitalized software (net of accumulated amortization of $222 million at December 31, 2023, and $204 million at December 31, 2022)	98	80
Other intangibles (net of accumulated amortization of $51 million at December 31, 2023, and $99 million at December 31, 2022)	14	17
	$1,309	$1,417

Total amortization expense of intangible assets amounted to $158 million, $165 million and $180 million for the years ended December 31, 2023, 2022 and 2021, respectively including $135 million in 2023 and 2022, and $152 million in 2021 of amortization expense related to the acquired intangible assets. Based on intangible asset values and currency exchange rates as of December 31, 2023 total annual intangible asset amortization expense is expected to be $159 million, $160 million, $156 million, $151 million and $147 million for the years ending December 31, 2024 through 2028, respectively, and approximately $536 million combined for all years thereafter.

As discussed in Note 4, in the second quarter of 2022, Ball recorded a noncash impairment charge related to its Russian long-lived asset group, of which $131 million related to acquired customer relationships and other intangibles associated with the company’s Russian aluminum beverage packaging business, which resulted in fully impairing the assets that were subsequently disposed through the sale of the Russian aluminum beverage packaging business.

Ball Corporation

Notes to the Consolidated Financial Statements

13. Other Assets

	December 31,
($ in millions)	2023	2022

Long-term pension assets	$41	$355
Right-of-use operating lease assets	440	434
Investments in affiliates	212	193
Long-term deferred tax assets	114	73
Other	634	660
	$1,441	$1,715

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

14. Leases

The components of lease expense were as follows:

	December 31,
($ in millions)	2023	2022

Operating lease expense	$(117)	$(110)
Financing lease expense	(2)	(2)
Variable lease expense	(17)	(22)
Sublease income	3	3
Net lease expense	$(133)	$(131)

Supplemental cash flow information related to leases was as follows:

	December 31,
($ in millions)	2023	2022

Cash paid for amounts included in the measurements of lease liabilities:
Operating cash outflows for operating leases	$(113)	$(99)
Financing cash outflows for finance leases	(3)	(2)

ROU assets obtained in exchange for:
Operating lease obligations	64	118

Ball Corporation

Notes to the Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows:

		December 31,
($ in millions)	Balance Sheet Location	2023	2022

Operating leases:
Operating lease ROU asset	Other assets	$440	$434
Current operating lease liabilities	Other current liabilities	93	91
Noncurrent operating lease liabilities	Other liabilities	356	349
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	8	11
Current finance lease liabilities	Short-term debt and current portion of long-term debt	3	2
Noncurrent finance lease liabilities	Long-term debt	7	10

Weighted average remaining lease term and weighted average discount rate for the company’s leases were as follows:

	December 31,
	2023	2022

Weighted average remaining lease term in years:
Operating leases	9	10
Finance leases	5	6
Weighted average discount rate:
Operating leases	4.1%	3.8%
Finance leases	3.0%	3.0%

Maturities of lease liabilities are as follows:

($ in millions)	Operating Leases	Finance Leases

2024	$101	$3
2025	81	2
2026	65	2
2027	57	1
2028	48	1
Thereafter	176	2
Future value of lease liabilities	528	11
Less: Imputed interest	(79)	(1)
Present value of lease liabilities	$449	$10

Ball Corporation

Notes to the Consolidated Financial Statements

15. Debt and Interest Costs

Long-term debt and interest rates in effect consisted of the following:

	December 31,
($ in millions)	2023	2022

Senior Notes
4.00% due November 2023	$—	$1,000
0.875%, euro denominated, due March 2024	828	803
5.25% due July 2025	1,000	1,000
4.875% due March 2026	750	750
1.50%, euro denominated, due March 2027	607	589
6.875% due March 2028	750	750
6.00% due June 2029	1,000	—
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
Senior Credit Facility (at variable rates)
U.S. dollar revolver due June 2027	—	200
Term A loan due June 2027 (6.71% - 2023)	1,325	1,350
Finance lease obligations	10	12
Other (including debt issuance costs)	(60)	(61)
	8,360	8,543
Less: Current portion	(856)	(1,003)
	$7,504	$7,540

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At December 31, 2023, $1.69 billion was available under these revolving credit facilities. In addition to these facilities, the company had $196 million of committed short-term loans outstanding. The company also had approximately $964 million of short-term uncommitted credit facilities available at December 31, 2023, of which $13 million was outstanding and due on demand. At December 31, 2022, the company had $293 million of committed short-term loans outstanding and $112 million outstanding under short-term uncommitted credit facilities. The weighted average interest rate of the outstanding short-term facilities was 19.95 percent at December 31, 2023, and 6.71 percent at December 31, 2022.

In November 2023, Ball redeemed the outstanding 4.00% senior notes due in the amount of $1.00 billion. In May 2023, Ball issued $1.00 billion of 6.00% senior notes due in 2029, and repaid the outstanding U.S. dollar revolving credit facility due in 2027 in the amount of $800 million.

The fair value of Ball’s long-term debt was estimated to be $8.07 billion and $7.99 billion at December 31, 2023 and 2022, respectively, compared to its carrying value of $8.36 billion and $8.54 billion in 2023 and 2022, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt, based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2023, have maturities (excluding unamortized debt issuance costs of $62 million) of $858 million, $1.05 billion, $819 million, $1.79 billion and $751 million in the years ending 2024 through 2028, respectively, and $3.15 billion thereafter.

Letters of credit outstanding at December 31, 2023 and 2022, were $57 million and $59 million, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

Total interest expense was $459 million, $330 million and $283 million, which included cash interest payments of $378 million, $312 million and $276 million, net of capitalized interest of $25 million, $10 million and $17 million and noncash financing fees of $17 million, $16 million and $13 million in 2023, 2022 and 2021, respectively.

The company’s senior notes and senior credit facilities are guaranteed on a full and unconditional, joint and several basis by certain of its material subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of these notes and credit facilities, are coterminous with the terms of the respective note indentures and would require performance upon certain events of default referenced in the respective guarantees. Note 23 provides further details about the company’s debt guarantees of the company’s senior notes and the subsidiaries that guarantee the notes (the obligor group).

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. Ball was in compliance with the leverage ratio requirement at December 31, 2023 and 2022.

16. Taxes on Income

The amount of earnings (loss) before income taxes is:

	Years Ended December 31,
($ in millions)	2023	2022	2021

U.S.	$258	$496	$146
Non-U.S.	556	388	862
	$814	$884	$1,008

The provision (benefit) for income tax expense is:

	Years Ended December 31,
($ in millions)	2023	2022	2021

Current
U.S.	$10	$9	$(20)
State and local	11	18	8
Non-U.S.	169	134	133
Total current	190	161	121

Deferred
U.S.	(74)	90	(7)
State and local	6	7	(4)
Non-U.S.	1	(99)	46
Total deferred	(67)	(2)	35
Tax provision (benefit)	$123	$159	$156

Ball Corporation

Notes to the Consolidated Financial Statements

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2023	2022	2021

Statutory U.S. federal income tax	$171	$186	$212
Increase (decrease) due to:
Non-U.S. tax rate differences including tax holidays	(38)	(21)	(32)
Non-U.S. tax law and rate changes	3	12	43
Currency exchange (gain) loss on revaluation of deferred tax balances	(13)	(8)	4
Global intangible low-taxed income (GILTI)	4	5	18
Permanent differences on business dispositions or impairments	—	(12)	4
U.S. state and local taxes, net	13	20	4
U.S. taxes on non-U.S. earnings, net of tax deductions and credits	(38)	4	4
U.S. research and development credits	(67)	(28)	(50)
Uncertain tax positions, including interest	(4)	(10)	(19)
Change in valuation allowances	106	(4)	(3)
Equity compensation related impacts	(6)	14	(10)
U.S. CARES Act	—	—	(10)
Other, net	(8)	1	(9)
Provision (benefit) for taxes	$123	$159	$156
Effective tax rate expressed as a percentage of pretax earnings	15.1%	18.0%	15.5%

The company generally intends to limit distributions from non-U.S. subsidiaries to earnings previously taxed in the U.S. As of December 31, 2023, the company has $2.32 billion of adjusted retained earnings in non-U.S. subsidiaries. Of these undistributed earnings, $943 million were previously subjected to U.S. federal income tax. The company has accrued approximately $61 million for estimated non-U.S. withholding taxes on portions of the non-U.S. earnings that are not indefinitely reinvested. The company has not provided deferred taxes on any other outside basis differences in its investments in other non-U.S. subsidiaries as these other outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to any of these other outside basis differences is not practicable.

Ball’s Serbian and Polish subsidiaries benefit from tax holidays which reduced income taxes by $6 million, $3 million and $2 million in 2023, 2022 and 2021, respectively. These tax holidays have expiration dates ranging from 2026 to 2036. Several of Ball’s Brazilian subsidiaries benefit from various tax holidays with expiration dates ranging from 2023 to 2032. These tax holidays reduced income tax by $71 million or $0.22 per share, $59 million or $0.18 per share and $74 million or $0.23 per share for 2023, 2022 and 2021, respectively.

On December 29, 2023, Brazil enacted legislation negatively impacting a minority of the tax holiday benefits the company expects to recognize from its Brazilian subsidiaries beginning in 2024. The company’s evaluation of this potential impact is ongoing.

Ball Corporation

Notes to the Consolidated Financial Statements

Net income tax payments were $179 million, $143 million and $136 million in 2023, 2022 and 2021, respectively.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2023	2022

Deferred tax assets:
Deferred compensation	$81	$74
Accrued employee benefits	71	66
Accrued pensions	90	74
Capitalized research and development	289	113
Net operating losses, tax credits and other tax attributes	640	413
Deferred interest	178	105
Operating lease liabilities	102	93
Other	134	180
Total deferred tax assets	1,585	1,118
Valuation allowance	(386)	(275)
Net deferred tax assets	1,199	843
Deferred tax liabilities:
Property, plant and equipment	(620)	(574)
Goodwill and other intangible assets	(448)	(484)
Pension assets	(11)	(89)
Deferred revenue (a)	(241)	—
Operating lease right of use assets	(96)	(91)
Other	(90)	(72)
Total deferred tax liabilities	(1,506)	(1,310)
Net deferred tax asset (liability)	$(307)	$(467)
(a)	During 2023, the Internal Revenue Service issued guidance on the research and experimental expenditure capitalization requirements that were effective beginning January 1, 2022. Among other items, the notice provided additional guidance on the impacts the capitalization requirements have on the recognition of revenue for U.S. federal tax purposes. As a result of this new guidance, the company had a significant increase in deferred tax liabilities related to deferred revenue during the year.

The net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

	December 31,
($ in millions)	2023	2022

Other assets	$114	$73
Deferred taxes	(421)	(540)
Net deferred tax asset (liability)	$(307)	$(467)

Ball Corporation

Notes to the Consolidated Financial Statements

At December 31, 2023, Ball has recorded deferred tax assets related to net operating and capital loss carryforwards of $333 million, deferred interest expense carryforwards of $178 million, and credit carryforwards for foreign taxes, research and development and various other business credits of $307 million. These attributes are spread across the regions in which the company operates, including Europe, North and Central America, Asia and South America. The majority of the attributes with expiration dates consist of $230 million of research and development credits which expire beginning 2037 through 2043, and $58 million of foreign tax credits which expire beginning 2027 through 2033. Each has been assessed for realization as of December 31, 2023.

In 2023, the company’s overall valuation allowances increased by a net $111 million. The increase was primarily due to losses incurred in various non-operating U.K. entities. The valuation allowance was further increased due to nondeductible U.K. interest expense, and operating losses related to the Argentinean beverage packaging business, driven by the sudden devaluation of the Argentine peso. Ball’s 2023 effective tax rate was impacted by $106 million of the net change in the valuation allowance.

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

A roll forward of the company’s unrecognized tax benefits, as included in other noncurrent liabilities, related to uncertain income tax positions at December 31 follows:

($ in millions)	2023	2022	2021

Balance at January 1	$32	$36	$55
Additions for tax positions of prior years	1	5	—
Reductions for settlements	(5)	—	—
Reductions due to lapse of statute of limitations	—	(7)	(17)
Reductions due to business dispositions	—	(1)	—
Effect of currency exchange rates	—	(1)	(2)
Balance at December 31	$28	$32	$36

The annual provisions for income taxes included a tax benefit related to uncertain tax positions, including interest and penalties, of $4 million in 2023, $10 million in 2022 and $19 million in 2021.

Ball Corporation

Notes to the Consolidated Financial Statements

At December 31, 2023, the amounts of unrecognized tax benefits that, if recognized, would reduce tax expense were $26 million, inclusive of interest, penalties and the indirect benefits of related items. The company and its subsidiaries file income tax returns in the U.S. federal, various state, local and non-U.S. jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2014. With a few exceptions, the company is no longer subject to examination by state and local tax authorities for years prior to 2014. The company’s significant non-U.S. filings are in Argentina, Brazil, Canada, Chile, the Czech Republic, Egypt, France, Germany, Italy, Mexico, the Netherlands, Paraguay, Poland, Serbia, Spain, Sweden, Switzerland, Turkey and the U.K. The company’s non-U.S. statutes of limitations are generally open for years after 2018. At December 31, 2023, the company is either under examination or has been notified of a pending examination by tax authorities in Argentina, Brazil, the Czech Republic, Egypt, France, Germany, India, the Netherlands, Paraguay, Saudi Arabia, Spain, Switzerland, the U.K. and various U.S. states.

Due primarily to potential expiration of certain statutes of limitations and settlements, it is reasonably possible that a decrease of approximately $3 million in the total amount of unrecognized tax benefits may occur within the coming year, some of which would reduce income tax expense.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $1 million of tax benefit, $3 million of tax benefit and $2 million of tax benefit in 2023, 2022 and 2021, respectively, for potential interest on these items. At December 31, 2023, 2022 and 2021, the accrual for uncertain tax positions included potential interest expense of $3 million, $4 million and $6 million, respectively. The company accrued penalties of $2 million in 2021.

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

17. Employee Benefit Obligations

	December 31,
($ in millions)	2023	2022

Underfunded defined benefit pension liabilities	$487	$423
Less: Current portion	(21)	(21)
Long-term defined benefit pension liabilities	466	402
Long-term retiree medical liabilities	90	94
Deferred compensation plans	280	286
Other	62	65
	$898	$847

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

Ball Corporation

Notes to the Consolidated Financial Statements

Defined Benefit Pension Plans

Amounts recognized in the consolidated balance sheets for the funded status of the company’s defined benefit pension plans consisted of:

	December 31,
	2023			2022
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Long-term pension asset	$—	$41	$41	$—	$355	$355
Defined benefit pension liabilities (a)	(304)	(183)	(487)	(254)	(169)	(423)
Funded status	$(304)	$(142)	$(446)	$(254)	$186	$(68)
(a)	Included is an unfunded, non-qualified U.S. plan obligation of $22 million at December 31, 2023, that has been annuitized with a corresponding asset of $21 million. At December 31, 2022, the unfunded non-qualified U.S. plan obligation of $22 million was annuitized with a corresponding asset of $21 million.

An analysis of the change in benefit accounts for 2023 and 2022 follows:

	December 31,
	2023			2022
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Change in projected benefit obligation:
Benefit obligation at prior year end	$1,671	$1,802	$3,473	$2,304	$3,189	$5,493
Service cost	53	5	58	88	10	98
Interest cost	86	86	172	54	47	101
Benefits paid	(142)	(125)	(267)	(200)	(140)	(340)
Net actuarial (gains) losses	62	322	384	(557)	(999)	(1,556)
Settlements and other	(2)	—	(2)	(20)	—	(20)
Other	3	—	3	2	(1)	1
Effect of exchange rates	—	101	101	—	(304)	(304)
Benefit obligation at year end	1,731	2,191	3,922	1,671	1,802	3,473
Change in plan assets:
Fair value of assets at prior year end	1,417	1,988	3,405	1,960	3,530	5,490
Actual return on plan assets	130	62	192	(425)	(1,075)	(1,500)
Employer contributions (a)	17	2	19	100	3	103
Contributions to unfunded plans (a)	7	16	23	6	15	21
Benefits paid	(142)	(125)	(267)	(200)	(140)	(340)
Settlements and other	(2)	—	(2)	(24)	—	(24)
Other	—	1	1	—	2	2
Effect of exchange rates	—	105	105	—	(347)	(347)
Fair value of assets at end of year	1,427	2,049	3,476	1,417	1,988	3,405
Funded status	$(304)	$(142)	$(446)	$(254)	$186	$(68)
(a)	Employer contributions are presented in pension contributions in the operating activities section in the consolidated statements of cash flows for the years ended December 31, 2023 and 2022.

The company’s German, Swedish and certain U.S. plans are unfunded and the liabilities are included in the consolidated balance sheets. Benefits are paid directly by the company to the participants.

Ball Corporation

Notes to the Consolidated Financial Statements

Amounts recognized in accumulated other comprehensive earnings (loss), including other postemployment benefits, consisted of:

	December 31,
	2023			2022
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Net actuarial (loss) gain	$(261)	$(428)	$(689)	$(208)	$(57)	$(265)
Net prior service (cost) credit	12	(43)	(31)	14	(43)	(29)
Tax effect and currency exchange rates	73	110	183	58	9	67
	$(176)	$(361)	$(537)	$(136)	$(91)	$(227)

Net actuarial losses increased by $424 million during 2023, principally due to the U.K defined benefit pension plan buy-in and a decrease in global discount rates.

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,640 million and $1,590 million at December 31, 2023 and 2022, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $2,189 million and $1,800 million at December 31, 2023 and 2022, respectively. Following is the information for defined benefit plans with a projected benefit obligation, or an accumulated benefit obligation, in excess of plan assets:

	December 31,
	2023			2022
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Projected benefit obligation	$1,731	$245	$1,976	$1,671	$181	$1,852
Accumulated benefit obligation	1,640	243	1,883	1,590	178	1,768
Fair value of plan assets (a)	1,427	63	1,490	1,417	11	1,428
(a)	The German, Swedish and certain U.S. plans are unfunded and, therefore, there is no fair value of plan assets associated with these plans.

Ball Corporation

Notes to the Consolidated Financial Statements

Components of net periodic benefit cost were as follows:

	Years Ended December 31,
	2023			2022			2021
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$53	$5	$58	$88	$10	$98	$83	$13	$96
Interest cost	86	86	172	54	47	101	50	36	86
Expected return on plan assets	(115)	(101)	(216)	(108)	(61)	(169)	(117)	(65)	(182)
Amortization of prior service cost	1	2	3	1	2	3	1	3	4
Recognized net actuarial loss	3	1	4	28	4	32	45	5	50
Settlement losses and other charges (a)	4	—	4	14	—	14	135	—	135
Total net periodic benefit cost	$32	$(7)	$25	$77	$2	$79	$197	$(8)	$189
(a)	Settlement losses and other charges resulted primarily from regular lump sum payments, purchases of non-participating group annuity contracts, headcount reduction actions and terminated vested buy-out activities. These settlement losses were recorded in business consolidation and other activities. The company’s impacted U.S. pension obligations were remeasured in connection with the settlements.

Non-service pension income of $37 million in 2023, $33 million in 2022 and $42 million in 2021, is included in selling, general, and administrative (SG&A) expenses in the consolidated statements of earnings.

Contributions to the company’s defined benefit pension plans are expected to be approximately $75 million in 2024. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to the plans are expected to be approximately $259 million, $260 million, $265 million, $265 million and $265 million for the years ending December 31, 2024 through 2028, respectively, and approximately $1.29 billion in total for the years ending December 31, 2029 through 2033.

Weighted average assumptions used to determine benefit obligations for the company’s significant U.S. plans at December 31 were as follows:

	U.S.
	2023	2022	2021
Discount rate	5.19%	5.52%	2.87%
Rate of compensation increase	4.48%	4.47%	4.48%

Weighted average assumptions used to determine benefit obligations for the company’s significant European plans at December 31 were as follows:

	U.K.			Germany
	2023	2022	2021	2023	2022	2021
Discount rate	3.95%	5.01%	1.81%	3.14%	3.69%	1.12%
Rate of compensation increase	3.50%	3.50%	3.50%	2.69%	2.68%	2.50%
Pension increase	3.34%	3.43%	3.64%	2.18%	1.80%	1.70%

Ball Corporation

Notes to the Consolidated Financial Statements

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant U.S. plans for the years ended December 31 were as follows:

	U.S.
	2023	2022	2021
Discount rate	5.52%	2.87%	2.49%
Rate of compensation increase	4.47%	4.48%	4.05%
Expected long-term rate of return on assets	7.09%	6.11%	6.32%

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant European plans for the years ended December 31 were as follows:

	U.K.			Germany
	2023	2022	2021	2023	2022	2021
Discount rate	5.01%	1.81%	1.39%	3.70%	1.12%	0.80%
Rate of compensation increase	3.50%	3.50%	3.50%	2.69%	2.50%	2.50%
Pension increase	3.43%	3.64%	3.19%	1.80%	1.70%	1.50%
Expected long-term rate of return on assets	5.11%	1.91%	1.74%	N/A	N/A	N/A

The discount and compensation increase rates used above to determine the December 31, 2023, benefit obligations will be used to determine net periodic benefit cost for 2024. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $9 million increase in 2024 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an approximate $12 million increase to pension expense in 2024.

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

Actual results may differ from the company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. In 2023, the company recorded pension expense of $25 million for Ball-sponsored plans, including $4 million of settlement and other charges, and the company currently expects its 2024 pension expense to be $46 million, using currency exchange rates in effect at December 31, 2023. The expected increase in pension expense is primarily the result of the United Kingdom defined benefit pension plan buy-in and a decrease in global discount rates.

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market-related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market-related value of plan assets used to calculate the expected return was $3,683 million for 2023, $3,651 million for 2022 and $5,633 million for 2021.

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

Target asset allocations are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Following are the target asset allocations established as of December 31, 2023:

	U.S.	U.K.

Cash and cash equivalents	—%	0-5%
Equity securities	20-40%	0-5%
Fixed income securities	40-70%	—%
Insurance contract	—%	90-100%
Alternative investments	5-25%	—%

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2023	2022
Cash and cash equivalents	2%	2%
Equity securities	16%	16%
Fixed income securities	25%	77%
Insurance contract	55%	—%
Alternative investments	2%	5%
	100%	100%

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

Group Annuity insurance contract: Valued based on the calculated pension benefit obligation covered by the non-participating annuity contract at year-end.

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

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of pension assets and liabilities and their placement within the fair value hierarchy levels. The fair value hierarchy levels assigned to the company’s defined benefit plan assets are summarized in the tables below:

	December 31, 2023
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$42	$42
U.S. government, agency and asset-backed securities:
Municipal bonds	—	11	11
Treasury bonds	176	—	176
Other	—	11	11
Non-U.S. government bonds	—	14	14
Corporate bonds and notes:
Basic materials	—	6	6
Communications	—	45	45
Consumer discretionary	—	19	19
Consumer staples	—	62	62
Energy	—	39	39
Financials	—	46	46
Industrials	—	41	41
Information technology	—	6	6
Private placement	—	1	1
Utilities	—	57	57
Total level 1 and level 2	$176	$400	576
Other investments measured at net asset value (a)			851
Total assets			$1,427
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31, 2022
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$13	$13
U.S. government, agency and asset-backed securities:
Municipal bonds	—	11	11
Treasury bonds	147	—	147
Other	—	4	4
Non-U.S. government bonds	—	11	11
Corporate bonds and notes:
Basic materials	—	4	4
Communications	—	18	18
Consumer discretionary	—	6	6
Consumer staples	—	17	17
Energy	—	12	12
Financials	—	99	99
Industrials	—	140	140
Information technology	—	8	8
Private placement	—	1	1
Utilities	—	49	49
Total level 1 and level 2	$147	$393	540
Other investments measured at net asset value (a)			877
Total assets			$1,417
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

	December 31,
($ in millions)	2023	2022

U.K. pension assets, at fair value:
Cash and cash equivalents	$31	$29
Equity commingled funds	20	51
U.K. government bonds	—	1,092
Other	4	20
Total level 1	55	1,192
Level 2: Investment funds - corporate bonds	—	688
Level 3: Insurance annuity contract	1,935	—
Other investments measured at net asset value (a)	—	56
Total assets	$1,990	$1,936
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

In November 2023, the Trustee Board of the U.K. defined benefit pension plan entered into an agreement with an insurance company for a bulk annuity purchase, or “buy-in,” for its U.K. defined benefit pension plan to reduce retirement plan risk, while delivering promised benefits to plan participants. This transaction allows the company to reduce volatility by removing investment, longevity, mortality, interest rate and inflation risk upon the transfer of

Ball Corporation

Notes to the Consolidated Financial Statements

significantly all of the pension plan assets to the insurer in exchange for the group annuity insurance contract. At this time the Company retains both the fair value of the annuity contract within plan assets and the pension benefit obligations related to these participants. The fair value of the annuity buy-in contract is $1.94 billion as of December 31, 2023 and is based on the calculated pension benefit obligations covered. The fair value of plan assets categorized as Level 3 during 2023 are related to the purchase of the group annuity insurance contract. The plan will be frozen in April 2024 and the company anticipates the “buy-out” will occur within the next two years, which will trigger a pension settlement that will result in all plan balances, including accumulated pension components within other comprehensive income, being charged to expense as a noncash settlement charge.

Other Postretirement Benefits

The company sponsors postretirement health care and life insurance plans for certain U.S. and Canadian employees. Employees may also qualify for long-term disability, medical and life insurance continuation and other postemployment benefits upon termination of active employment prior to retirement. All of the Ball-sponsored postretirement health care and life insurance plans are unfunded with the exception of life insurance benefits, which are self-insured. The benefit obligation associated with these plans was $99 million and $105 million as of December 31, 2023 and 2022, respectively, including current portions of $11 million for both years. Net periodic cost associated with these plans was income of $6 million, $4 million and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Weighted average assumptions used to determine benefit obligations for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2023	2022	2021	2023	2022	2021
Discount rate	5.10%	5.45%	2.79%	4.50%	5.00%	2.75%
Rate of compensation increase (a)	4.37%	4.37%	4.37%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

Weighted average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2023	2022	2021	2023	2022	2021
Discount rate	5.45%	2.79%	2.39%	5.00%	2.75%	2.25%
Rate of compensation increase (a)	4.37%	4.37%	4.50%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

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

18. Shareholders’ Equity

At December 31, 2023, the company had 1.1 billion shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

Ball Corporation

Notes to the Consolidated Financial Statements

Under its ongoing share repurchase program, the company repurchased $3 million, $618 million and $766 million of its shares during the years ended December 31, 2023, 2022, and 2021, respectively. In the second quarter of 2022, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $300 million of its common shares using cash on hand and available borrowings. In the third quarter of 2022, Ball settled the agreement and received a total of 4.34 million shares with the average price per share paid of $69.06.

In the third quarter of 2021, Ball’s board of directors increased the company’s quarterly common share dividend by 33 percent to 20 cents per share.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2021	$(536)	$(169)	$123	$(582)
Other comprehensive earnings (loss) before reclassifications	192	(88)	64	168
Amounts reclassified into earnings	(90)	30	(205)	(265)
Balance at December 31, 2022	$(434)	$(227)	$(18)	$(679)
Other comprehensive earnings (loss) before reclassifications	54	(308)	8	(246)
Amounts reclassified into earnings	—	(2)	11	9
Balance at December 31, 2023	$(380)	$(537)	$1	$(916)

Ball Corporation

Notes to the Consolidated Financial Statements

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Years Ended December 31,
($ in millions)	2023	2022	2021

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$43	$59	$(121)
Commodity contracts recorded in cost of sales	(70)	119	153
Currency exchange contracts recorded in selling, general and administrative	5	81	90
Interest rate contracts recorded in interest expense	8	2	(2)
Total before tax effect	(14)	261	120
Tax benefit (expense) on amounts reclassified into earnings	3	(56)	(20)
Recognized gain (loss), net of tax	$(11)	$205	$100

Amortization of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$4	$(28)	$(47)
Prior service income (expense)	(2)	(2)	(2)
Effect of settlement losses and other one-time charges	—	(10)	(135)
Total before tax effect	2	(40)	(184)
Tax benefit (expense) on amounts reclassified into earnings	—	10	45
Recognized gain (loss), net of tax	$2	$(30)	$(139)

Currency translation recorded in business consolidation and other activities from the sale of the Russian aluminum beverage packaging business	$—	$90	$—
(a)	These components include the computation of net periodic benefit cost detailed in Note 17.

19. Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock on the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of outstanding stock option and SSAR activity for the year ended December 31, 2023, follows:

	Number of	Weighted Average
	Shares	Exercise Price
Beginning of year	9,351,884	$52.07
Granted	1,220,253	56.64
Exercised	(1,422,034)	31.31
Canceled/forfeited	(245,098)	71.26
End of period	8,905,005	55.48

Vested and exercisable, end of year	6,289,374	$48.63
Reserved for future grants	11,286,918

Ball Corporation

Notes to the Consolidated Financial Statements

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2023, was 5.2 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $90 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2023, was 4.0 years and the aggregate intrinsic value was $89 million. The company received $26 million, $26 million and $33 million from options and SSARs exercised during 2023, 2022 and 2021, respectively, and the intrinsic value associated with these exercises was $35 million, $62 million and $84 million for the same periods, respectively. The excess tax benefit associated with the company’s stock compensation programs was $5 million for 2023, and was reported as a discrete item in the consolidated tax provision. The total fair value of options and SSARs vested during 2023, 2022 and 2021 was $19 million, $19 million and $18 million, respectively.

Based on the Black-Scholes option pricing model, options and SSARs granted in 2023, 2022 and 2021 have estimated weighted average fair values at the date of grant of $16.95 per share, $21.68 per share and $19.86 per share, respectively. The fair values were estimated using the following weighted average assumptions:

	2023 Grants		2022 Grants		2021 Grants

Expected dividend yield	1.41%		0.92%		0.70%
Expected stock price volatility	30.11%		25.56%		25.08%
Risk-free interest rate	3.52%		1.77%		0.61%
Expected life of options (in years)	5.80	years	6.10	years	6.25	years

In addition to stock options and SSARs, the company issues to certain employees restricted shares and restricted stock units, which vest over various periods. Such restricted shares and restricted stock units generally vest in equal installments over five years.

Following is a summary of restricted stock activity for the year ended December 31, 2023:

		Weighted
	Number of	Average
	Shares/Units	Grant Price

Beginning of year	1,204,502	$63.06
Granted	423,699	67.40
Vested	(109,332)	81.98
Canceled/forfeited	(173,624)	71.59
End of year	1,345,245	$57.44

For the years ended December 31, 2023, 2022 and 2021, the company recognized pretax expense of $33 million ($31 million after tax), $39 million ($34 million after tax) and $40 million ($35 million after tax), respectively, for all of its share-based compensation arrangements. At December 31, 2023, there was $56 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.2 years.

Ball Corporation

Notes to the Consolidated Financial Statements

20. Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2023	2022	2021

Net earnings attributable to Ball Corporation	$707	$719	$878

Basic weighted average common shares	314,775	316,433	325,989
Effect of dilutive securities	2,247	3,575	5,626
Weighted average shares applicable to diluted earnings per share	317,022	320,008	331,615

Per basic share	$2.25	$2.27	$2.69
Per diluted share	$2.23	$2.25	$2.65

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculations because they were anti-dilutive. The excluded options and SSARs totaled approximately 4 million for the year ended December 31, 2023, 3 million for the year ended December 31, 2022, and 1 million for the year ended December 31, 2021.

The company declared and paid dividends of $0.80 per share in 2023 and 2022, and $0.70 per share in 2021.

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

Ball Corporation

Notes to the Consolidated Financial Statements

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	December 31, 2023
Commercial risk area	Commodity		Currency	Interest Rate

Notional amount of contracts	$1,162	(a)	$3,264	$600
Net gain (loss) included in AOCI, after-tax	(4)	(b)	—	5
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	(4)	(b)	—	5

Longest duration of forecasted cash flow hedge transactions in years	2		2	4
(a)	Substantially all aluminum contracts received hedge accounting treatment as of December 31, 2023.
(b)	Substantially all of this gain (loss) will be offset by pricing changes in sales and purchase contracts.

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

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2023 and 2022, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Ball Corporation

Notes to the Consolidated Financial Statements

		December 31, 2023
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$20	$—	$20
Currency contracts		65	13	78
Interest rate and other contracts		9	2	11
Total current derivative contracts	Other current assets	$94	$15	$109

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent assets	$1	$—	$1

Liabilities:
Commodity contracts		$19	$—	$19
Currency contracts		—	30	30
Interest rate and other contracts		3	—	3
Total current derivative contracts	Other current liabilities	$22	$30	$52

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$—	$1

Ball Corporation

Notes to the Consolidated Financial Statements

		December 31, 2022
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$11	$—	$11
Currency contracts		—	28	28
Total current derivative contracts	Other current assets	$11	$28	$39

Currency contracts		$84	$—	$84
Total noncurrent derivative contracts	Other noncurrent assets	$84	$—	$84

Liabilities:
Commodity contracts		$48	$—	$48
Currency contracts		1	35	36
Other contracts		—	12	12
Total current derivative contracts	Other current liabilities	$49	$47	$96

Currency contracts		$—	$1	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$—	$1	$1

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR), London Inter-Bank Offered Rate (LIBOR) or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2023, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the consolidated statements of earnings and on accumulated other comprehensive earnings (loss):

		Year Ended December 31, 2023
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$43	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(70)	14
Interest rate contracts - manage exposure for outstanding debt	Interest expense	8	(8)
Currency contracts - manage currency exposure	Selling, general and administrative	5	(8)
Equity contracts	Selling, general and administrative	—	11
Total		$(14)	$9

		Year Ended December 31, 2022
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$59	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	119	33
Interest rate contracts - manage exposure for outstanding debt	Interest expense	2	11
Currency contracts - manage currency exposure	Selling, general and administrative	81	94
Equity contracts	Selling, general and administrative	—	(114)
Total		$261	$24

Ball Corporation

Notes to the Consolidated Financial Statements

		Year Ended December 31, 2021
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(121)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	153	18
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(2)	—
Currency contracts - manage currency exposure	Selling, general and administrative	90	56
Equity contracts	Selling, general and administrative	—	5
Total		$120	$79

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Years Ended December 31,
($ in millions)	2023	2022	2021

Amounts reclassified into earnings:
Commodity contracts	$27	$(177)	$(32)
Interest rate contracts	(8)	(1)	2
Currency exchange contracts	(5)	(83)	(90)
Change in fair value of cash flow hedges:
Commodity contracts	(3)	13	122
Interest rate contracts	14	1	—
Currency exchange contracts	—	66	68
Currency and tax impacts	(6)	40	(14)
	$19	$(141)	$56

Ball Corporation

Notes to the Consolidated Financial Statements

22. Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $24 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at December 31, 2023. Based on the information available at the present time, any reasonably possible loss that may be incurred in excess of the recorded accruals cannot be estimated.

On February 1, 2012, Ball Metal Beverage Container Corp. (“BMBCC”) filed suit against Crown Technology Holding, Inc. (“Crown”) in the United States District Court for the Southern District of Ohio seeking a declaratory judgment that the CDL beverage can end made and sold by BMBCC did not infringe certain U.S. patents held by Crown. In response, Crown filed a counterclaim alleging that the CDL ends made and sold by BMBCC infringed the subject patents and seeking damages. On September 25, 2019, the District Court granted BMBCC’s motion for summary judgment holding that the patents at issue were invalid due to indefiniteness. On October 20, 2019, Crown appealed this decision to the Court of Appeals for the Federal Circuit (“CAFC”). On December 31, 2020, the CAFC in a non-precedential decision, vacated the decision of the District Court finding that the District Court had not considered an additional factor under a novel position advanced by the CAFC, and remanded the case to the District Court for further proceedings. On August 2, 2023, the District Court again granted summary judgment to Ball finding that patent claims at issue are invalid due to invalidity under the revised analytical framework specified by the CAFC. On August 4, 2023, Crown appealed this decision to the CAFC. Briefing for this appeal is in process and will conclude on February 20, 2024. Oral argument is expected to be scheduled during 2024 with a decision to follow. Based on the information available at the present time, the Company is unable to predict the ultimate outcome of this claim including the amount of any reasonably possible loss and we intend to vigorously defend this matter.

A former Rexam Personal Care site in Annecy, France, was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place in 2006. The business operating from the site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during the first quarter of 2015. As part of the site closure regulatory requirements, a regulatory permit (Prefectoral Order) was issued in June 2016, which included requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A management plan based on the findings of this analysis was proposed to the French environmental authorities in 2018. Following discussions with the authorities, the final proposals for remediation works and subsequent monitoring have been agreed and were included in a Prefectural Order issued by the French Authorities in December 2022. The remediation works were completed in November 2023 and ongoing monitoring of the site will now be performed as options for the future of the site are considered. Based on the information available at this time, the company does not believe that this matter will have a material adverse effect upon its liquidity, results of operations or financial condition.

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s operations in Brazil are involved in various governmental assessments, which have historically mainly related to claims for taxes on the internal transfer of inventory, gross revenue taxes, and indirect tax incentives and deductibility of goodwill. In addition, one of the company’s Brazilian subsidiaries received an income tax assessment focused on the disallowance of deductions associated with the acquisition price paid to a third party for a portion of its operations. Based on the information available at the present time, the Company is unable to predict the ultimate outcome of these claims including the amount of reasonably possible loss and intends to vigorously defend these matters.

On October 7, 2021, the French Autorité de la concurrence (the French Competition Authority or “FCA”) issued a statement of objections to 14 trade associations, one public entity and 101 legal entities from 28 corporate groups, including the company, other leading metal can manufacturers, certain can fillers and certain retailers in France. The FCA alleged violations of Articles 101 of the Treaty on the Functioning of the European Union and L.420-1 of the French Commercial Code. The statement of objections alleged, among other things, anti-competitive behavior in connection with the removal of bisphenol-A from metal packaging in France. The removal of bisphenol-A was mandated by French legislation that went into effect in 2015. The oral hearing in the matter took place in January 2023. In December 2023, the FCA determined that the case against Ball was time barred and therefore the Company has no liability.

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

Evaluation of Disclosure Controls and Procedures

Ball Corporation has established disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that the company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2023, Ball Corporation, under the supervision of the Chief Executive Officer and Chief Financial Officer of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of Ball Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There were no matters required to be reported under this item.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

There were no matters required to be reported under this item.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers of the company as of February 20, 2024, were as follows:

Nate C. Carey, 45, Vice President and Controller since November 2017; Assistant Controller from 2014 to November 2017.

Carey S. Causey, 46, Senior Vice President and Chief Growth Officer since January 2024; President, Beverage Packaging EMEA from 2021 to 2024; Vice President, Integrated Business Planning from 2020 to 2021; various other positions within the company, 2014 to 2020.

Daniel W. Fisher, 51, Chairman and Chief Executive Officer since April 2023; President and Chief Executive Officer from April 2022 to April 2023; President, Ball Corporation from January 2021 to April 2022; Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, from December 2016 to January 2021; President, Beverage Packaging North and Central America from 2014 to 2016; various other positions within the company, 2010 to 2014.

Deron J. Goodwin, 58, Vice President and Treasurer since September 2022; Assistant Treasurer from 2016 to September 2022.

Ronald J. Lewis, 57, Senior Vice President, Chief Supply Chain and Operations Officer since January 2024; Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, from 2021 to 2024; President, Beverage Packaging EMEA from 2019 to 2021; Chief Supply Chain Officer, Coca-Cola European Partners plc, 2016 to 2019.

Hannah Lim-Johnson, 52, Senior Vice President, Chief Legal Officer and Corporate Secretary since September 2023; Senior Vice President, Chief Legal Officer and Corporate Secretary, Meritor, Inc., 2020 to 2021.

Kathleen E. Pitre, 47, Senior Vice President and President, North and Central America since January 2024; President, Beverage Packaging North and Central America from 2021 to 2024; Chief Commercial and Sustainability Officer, Global Beverage Packaging from 2019 to 2021; various other positions within the company, 2004 to 2019.

Stacey Valy Panayiotou, 51, Senior Vice President and Chief Human Resources Officer since November 2021; Executive Vice President of Human Resources, Graphic Packaging International from 2019 to 2021; Senior Vice President, Global Talent and Development, The Coca-Cola Company, 2013 to 2019.

Fauze C. Villatoro, 47, Senior Vice President and President, South America since January 2024; President, Beverage Packaging South America from 2022 to 2024; Vice President, Commercial, Beverage Packaging South America from 2020 to 2022; various other positions within the company, 2016 to 2020.

Howard H. Yu, 52, Executive Vice President and Chief Financial Officer since September 2023; Senior Vice President and Chief Financial Officer, Envista Holdings Corporation, 2019 to 2023.

Other information required by Item 10 appearing under the captions “Director Nominees and Continuing Directors” and “Beneficial Ownership,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2023, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2023, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2023, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

Equity Compensation Plan Information
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	8,905,005	$55.48	11,286,918
Equity compensation plans not approved by security holders	—	—	—
Total	8,905,005	$55.48	11,286,918

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the caption “Transactions with Related Persons, Promoters and Certain Control Persons,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2023, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Ratification of the Appointment of Independent Auditor,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2023, is incorporated herein by reference.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

(a)    (1)    Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2023, 2022 and 2021

Consolidated statements of comprehensive earnings (loss) — Years ended December 31, 2023, 2022 and 2021

Consolidated balance sheets — December 31, 2023 and 2022

Consolidated statements of cash flows — Years ended December 31, 2023, 2022 and 2021

Consolidated statements of shareholders’ equity — Years ended December 31, 2023, 2022 and 2021

Notes to consolidated financial statements

(2)    Financial Statement Schedules:

Financial statement schedules have been omitted, as they are either not applicable, are considered insignificant or the required information is included in the consolidated financial statements or notes thereto.

(3)    Exhibits:

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement, dated as of August 16, 2023, by and among Ball Corporation, BAE Systems, Inc., and, solely for the purposes set forth therein, BAE Systems plc. (Filed with.)
3.i	Amended Articles of Incorporation revised April 27, 2022 (filed by incorporation by reference to Exhibit 3.i of the Current Report on Form 8-K dated April 27, 2022) filed May 3, 2022.

3.ii	Bylaws of Ball Corporation as amended January 25, 2023. (Filed herewith.)

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

10.21	Retention Agreement, dated as of August 17, 2023, by and between David Kaufman and Ball Aerospace Technologies Corp. (Filed with.)*
11	Statement re: Computation of Earnings per Share (filed herewith in the notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”.)

14

Ball Corporation Executive Officers and Board of Directors Business Ethics Statement, revised July 27, 2022 (filed by incorporation by reference to Exhibit 14 of the Annual Report on Form 10-K for the year ended December 31, 2022) filed February 21, 2023.

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

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

22	Obligor group subsidiaries of Ball Corporation. (Filed herewith.)

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Limited Power of Attorney. (Filed herewith.)

31.1	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by Daniel W. Fisher, Chairman and Chief Executive Officer of Ball Corporation. (Filed herewith.)

31.2	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by Howard H. Yu, Executive Vice President and Chief Financial Officer of Ball Corporation. (Filed herewith.)

32.1

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by Daniel W. Fisher, Chairman and Chief Executive Officer of Ball Corporation. (Furnished herewith.)

32.2

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by Howard H. Yu, Executive Vice President and Chief Financial Officer of Ball Corporation. (Furnished herewith.)

Exhibit Number	Description of Exhibit

97	Ball Corporation’s Incentive Compensation Recoupment Policy. (Filed herewith.)
99	Cautionary statement for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)

101.INS	Extensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (contained in Exhibit 101): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Filed herewith.)

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
Chairman and Chief Executive Officer
February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ Daniel W. Fisher		Chairman and Chief Executive Officer
	Daniel W. Fisher		February 20, 2024

(2)	Principal Financial Officer:

	/s/ Howard H. Yu		Executive Vice President and Chief Financial Officer
	Howard H. Yu		February 20, 2024

(3)	Principal Accounting Officer:

	/s/ Nate C. Carey		Vice President and Controller
	Nate C. Carey		February 20, 2024

(4)	A Majority of the Board of Directors:

	/s/ John Bryant	*	Director
	John Bryant		February 20, 2024

	/s/ Michael J. Cave	*	Director
	Michael J. Cave		February 20, 2024

	/s/ Daniel W. Fisher	*	Chairman of the Board and Director
	Daniel W. Fisher		February 20, 2024

	/s/ Dune Ives	*	Director
	Dune Ives		February 20, 2024

	/s/ Pedro H. Mariani	*	Director
	Pedro H. Mariani		February 20, 2024

/s/ Georgia R. Nelson	*	Director
Georgia R. Nelson		February 20, 2024

/s/ Cynthia A. Niekamp	*	Director
Cynthia A. Niekamp		February 20, 2024

/s/ Todd Penegor	*	Director
Todd Penegor		February 20, 2024

/s/ Cathy D. Ross	*	Director
Cathy D. Ross		February 20, 2024

/s/ Betty Sapp	*	Director
Betty Sapp		February 20, 2024

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 20, 2024

*  By Daniel W. Fisher as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ Daniel W. Fisher
Daniel W. Fisher
As Attorney-in-Fact
February 20, 2024