Form 10-Q
period 2024-03-31
BALL Corp
filed 2024-05-07
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at May 2, 2024
Common Stock, without par value	BALL	NYSE	310,377,752 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2024	2023

Net sales	$2,874	$2,981

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,283)	(2,432)
Depreciation and amortization	(158)	(147)
Selling, general and administrative	(211)	(115)
Business consolidation and other activities	(26)	(20)
	(2,678)	(2,714)

Earnings before interest and taxes	196	267

Interest expense	(93)	(113)
Debt refinancing and other costs	(2)	—
Total interest expense	(95)	(113)

Earnings before taxes	101	154
Tax (provision) benefit	(27)	(33)
Equity in results of affiliates, net of tax	5	7
Earnings from continuing operations	79	128
Discontinued operations, net of tax	3,607	52
Net earnings	3,686	180
Net earnings attributable to noncontrolling interests	1	3
Net earnings attributable to Ball Corporation	$3,685	$177

Earnings per share:
Basic - continuing operations	$0.25	$0.40
Basic - discontinued operations	11.45	0.16
Total basic earnings per share	$11.70	$0.56

Diluted - continuing operations	$0.25	$0.40
Diluted - discontinued operations	11.36	0.16
Total diluted earnings per share	$11.61	$0.56

Weighted average shares outstanding: (000s)
Basic	314,950	314,236
Diluted	317,385	316,667

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended March 31,
($ in millions)	2024	2023

Net earnings	$3,686	$180

Other comprehensive earnings (loss):
Currency translation adjustment	(87)	20
Pension and other postretirement benefits	141	1
Derivatives designated as hedges	8	29
Total other comprehensive earnings (loss)	62	50
Income tax (provision) benefit	(39)	(8)
Total other comprehensive earnings (loss), net of tax	23	42

Total comprehensive earnings	3,709	222
Comprehensive earnings attributable to noncontrolling interests	1	3
Comprehensive earnings attributable to Ball Corporation	$3,708	$219

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2024	2023

Assets
Current assets
Cash and cash equivalents	$1,719	$695
Receivables, net	3,050	2,057
Inventories, net	1,498	1,531
Other current assets	225	231
Current assets held for sale	32	369
Total current assets	6,524	4,883
Noncurrent assets
Property, plant and equipment, net	6,634	6,715
Goodwill	4,211	4,250
Intangible assets, net	1,199	1,248
Other assets	1,330	1,354
Noncurrent assets held for sale	—	853
Total assets	$19,898	$19,303

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$281	$1,065
Accounts payable	3,257	3,661
Accrued employee costs	257	245
Other current liabilities	1,589	779
Current liabilities held for sale	—	435
Total current liabilities	5,384	6,185
Noncurrent liabilities
Long-term debt	5,519	7,504
Employee benefit obligations	645	735
Deferred taxes	591	421
Other liabilities	382	384
Noncurrent liabilities held for sale	—	237
Total liabilities	12,521	15,466

Equity
Common stock (683,560,199 shares issued - 2024; 683,241,401 shares issued - 2023)	1,352	1,312
Retained earnings	11,386	7,763
Accumulated other comprehensive earnings (loss)	(893)	(916)
Treasury stock, at cost (370,544,422 shares - 2024; 367,551,366 shares - 2023)	(4,537)	(4,390)
Total Ball Corporation shareholders' equity	7,308	3,769
Noncontrolling interests	69	68
Total equity	7,377	3,837
Total liabilities and equity	$19,898	$19,303

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2024	2023

Cash Flows from Operating Activities
Net earnings	$3,686	$180
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	167	166
Business consolidation and other activities	26	20
Deferred tax provision (benefit)	176	—
Gain on Aerospace disposal	(4,695)	—
Pension contributions	(10)	(4)
Other, net	46	49
Changes in working capital components, net of dispositions	(643)	(686)
Cash provided by (used in) operating activities	(1,247)	(275)

Cash Flows from Investing Activities
Capital expenditures	(154)	(343)
Business dispositions, net of cash sold	5,422	—
Other, net	24	7
Cash provided by (used in) investing activities	5,292	(336)

Cash Flows from Financing Activities
Long-term borrowings	450	600
Repayments of long-term borrowings	(3,277)	(1)
Net change in short-term borrowings	77	101
Acquisitions of treasury stock	(182)	(3)
Common stock dividends	(63)	(63)
Other, net	17	15
Cash provided by (used in) financing activities	(2,978)	649

Effect of exchange rate changes on cash	(52)	(2)

Change in cash, cash equivalents and restricted cash	1,015	36
Cash, cash equivalents and restricted cash - beginning of period	710	558
Cash, cash equivalents and restricted cash - end of period	$1,725	$594

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s 2023 Annual Report on Form 10-K filed on February 20, 2024, pursuant to the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023 (annual report).

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

On February 16, 2024, the company completed the divestiture of its aerospace business. The transaction represents a strategic shift; therefore, the company’s consolidated financial statements reflect the aerospace business’ financial results as discontinued operations for all periods presented. The aerospace business was historically presented as a reportable segment. Effective as of the first quarter of 2024, the company will report its financial performance in three reportable segments: (1) beverage packaging, North and Central America; (2) beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA) and (3) beverage packaging, South America. See Note 3 for additional segment information.

Unless otherwise specified, these notes to the unaudited condensed consolidated financial statements reflect continuing operations only.

Certain prior year amounts, including amounts related to discontinued operations, have been reclassified in order to conform to the current year presentation. See Note 4 for additional discontinued operations information.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of the current global economic environment in the near term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at March 31, 2024, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

In addition to the above potential impacts on the estimates used in preparing the consolidated financial statements, the current global economic environment has the potential to increase Ball’s vulnerabilities to near-term severe impacts related to certain concentrations in its business. In line with other companies in the packaging industry, Ball makes the majority of its sales and significant purchases to or from a relatively small number of global, or large regional, customers and suppliers. Furthermore, Ball makes the majority of its sales from a small number of product lines. The potential of the current global economic environment to affect a significant customer or supplier, or to affect demand for certain products to a significant degree, heightens the vulnerability of Ball to these concentrations.

Argentina

Although Ball's functional currency in Argentina is the U.S. dollar, a portion of its transactions are denominated in pesos. During the fourth quarter of 2023, Argentina suddenly devalued its peso relative to the U.S. dollar as one of the economic policies implemented by the new government with the goal of stabilizing and growing the economy. The government has implemented additional policies with the same goal in mind including additional taxes on the importation of certain goods. The currency devaluation, economic conditions and policies in Argentina make it difficult to manage currency exchange rate risk and may lead to additional adverse effects on the company’s results of operations. Ball’s Argentinean business is presented in its beverage packaging, South America, reportable operating segment. Ball’s peso-denominated net monetary assets in Argentina were approximately $44 million at March 31, 2024. As of March 31, 2024, Ball’s Argentinean business had net asset exposure of $403 million, which consisted primarily of working capital and property, plant and equipment.

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

Supplier Finance Programs

In 2022, new guidance was issued by the Financial Accounting Standards Board (FASB) with the goal of enhancing transparency around supplier finance programs. On January 1, 2023, Ball adopted all required disclosures effective for 2023, on a retrospective basis. The company will adopt the rollforward disclosure requirements, on a prospective basis, in its 2024 annual report.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

institutions. Our supplier finance programs do not include any of the following: guarantees to the financial institutions, assets pledged as securities or interest accruing on the obligation prior to the due date.

Based on the review of the facts and circumstances of our supplier finance programs, including but not limited to those noted above, the company has concluded that the characteristics of the obligations due under our supplier finance programs have not changed and remain those of standard accounts payable, rather than indicative of debt.

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $573 million and $703 million at March 31, 2024 and December 31, 2023, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

New Accounting Guidance and Disclosure Requirements

Climate Disclosures

In 2024, the Securities and Exchange Commission (SEC) adopted final rules to require disclosures about material climate-related risks, the actual and potential impact of the risks and additional related disclosures. The final rules are currently under a stay by the SEC. The company is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to meet the disclosure requirements on a prospective basis starting with information pertaining to the fiscal year beginning 2025.

Income Tax Disclosures

In 2023, new guidance was issued by the FASB with the goal of providing financial statement users with more information in the income tax rate reconciliation table and regarding income taxes paid. The company is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to meet the disclosure requirements on a prospective basis in its 2025 annual report.

Segment Reporting

In 2023, new guidance was issued by the FASB with the goal of providing financial statement users with more information about reportable segments, including more disaggregated expense information. The company is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to meet the disclosure requirements on a retrospective basis in its 2024 annual report and interim periods thereafter.

3.     Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the three reportable segments outlined below.

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

Summary of Business by Segment

	Three Months Ended March 31,
($ in millions)	2024	2023

Net sales
Beverage packaging, North and Central America	$1,403	$1,504
Beverage packaging, EMEA	810	834
Beverage packaging, South America	482	450
Reportable segment sales	2,695	2,788
Other	179	193
Net sales	$2,874	$2,981

Comparable operating earnings
Beverage packaging, North and Central America	$192	$183
Beverage packaging, EMEA	85	73
Beverage packaging, South America	55	50
Reportable segment comparable operating earnings	332	306
Reconciling items
Other (a)	(72)	15
Business consolidation and other activities	(26)	(20)
Amortization of acquired intangibles	(38)	(34)
Earnings before interest and taxes	196	267
Interest expense	(93)	(113)
Debt refinancing and other costs	(2)	—
Total interest expense	(95)	(113)
Earnings before taxes	$101	$154
(a)	Includes undistributed corporate expenses, net, of $96 million and $10 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, undistributed corporate expenses, net, includes $79 million of incremental compensation cost from the successful sale of the aerospace business consisting of cash bonuses and stock based compensation. For the three months ended March 31, 2024, undistributed corporate expenses, net, also includes $17 million of corporate interest income.

The company does not disclose total assets by segment as such information is not provided to the chief operating decision maker.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

Dispositions

Discontinued Operations

Aerospace

In the third quarter of 2023, Ball entered into a Stock Purchase Agreement (Agreement) with BAE Systems, Inc. (BAE) and, for the limited purposes set forth therein, BAE Systems plc, to sell all outstanding equity interests in Ball’s aerospace business. On February 16, 2024, the company completed the divestiture of the aerospace business for a purchase price of $5.6 billion, subject to working capital adjustments and other customary closing adjustments under the terms of the Agreement, which are expected to be resolved mid-2024 and could impact the gain recognized. The divestiture resulted in a pre-tax gain of $4.67 billion, which is net of $20 million of costs to sell incurred and paid in 2023 related to the disposal. Cash proceeds received at close from the sale of $5.42 billion, net of the cash disposed, are presented in business dispositions, net of cash sold, in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2024. The company expects to pay approximately $1.00 billion in income taxes related to the transaction throughout 2024, which are recorded in other current liabilities in the unaudited condensed consolidated balance sheet. Additionally, the completion of the divestiture results in the removal of the aerospace business from the company’s obligor group, as the business will no longer guarantee the company’s senior notes and senior credit facilities.

The sale of the aerospace business represents a strategic shift that will have a major effect on Ball’s operations and financial results, including the removal of the aerospace reportable segment. Due to this shift, for all periods presented, the consolidated financial statements reflect the aerospace business’ financial results as discontinued operations in the unaudited condensed consolidated statements of earnings, and its assets and liabilities are presented as assets and liabilities held for sale in the unaudited condensed consolidated balance sheet as of December 31, 2023. See Note 1 for further information on the basis of presentation.

The following table presents components of discontinued operations, net of tax for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in millions)	2024	2023

Net sales	$261	$508

Cost of sales (excluding depreciation and amortization)	(214)	(413)
Depreciation and amortization	(9)	(19)
Selling, general and administrative	(11)	(16)
Gain on disposition	4,695	—
Tax (provision) benefit	(1,115)	(8)
Discontinued operations, net of tax	$3,607	$52

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents assets and liabilities that are classified as held for sale on the unaudited condensed consolidated balance sheet as of December 31, 2023:

December 31,
($ in millions)	2023

Assets
Current assets
Receivables, net	$277
Other current assets	56
Total current assets	333
Noncurrent assets
Property, plant and equipment, net	665
Other assets	188
Total assets of discontinued operations	$1,186

Liabilities
Current liabilities
Accounts payable	$92
Accrued employee costs	88
Deferred revenue	221
Other current liabilities	34
Total current liabilities	435
Noncurrent liabilities
Employee benefit obligations	163
Other liabilities	74
Total liabilities of discontinued operations	$672

The following table presents significant cash flow items from discontinued operations for the three months ended March 31, 2024 and 2023 included within the consolidated statements of cash flows. Amounts include adjustments to reconcile net earnings to cash provided by (used in) operating activities:

	Three Months Ended March 31,
($ in millions)	2024	2023

Provided by (used in)
Depreciation and amortization	$9	$19
Gain on Aerospace disposal	(4,695)	-
Capital expenditures	(13)	(24)

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid for from discontinued operations is as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023

Supplemental cash flow information:
PP&E acquired but not yet paid	$17	$16

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	($ in millions)
Three Months Ended March 31,	Point in Time	Over Time	Total

2024	$556	$2,318	$2,874
2023	542	2,439	2,981

Contract Balances

The company did not have any contract assets at either March 31, 2024, or December 31, 2023. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2023	$114	$3
Increase (decrease)	(15)	(1)
Balance at March 31, 2024	$99	$2

During the three months ended March 31, 2024, contract liabilities decreased by $16 million, which is net of cash received of $73 million and amounts recognized as sales of $89 million, the majority of which related to current contract liabilities. The amount of sales recognized in the three months ended March 31, 2024, that was included in the opening contract liabilities balance, was $89 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payments. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2024	2023

Beverage packaging, North and Central America	$(30)	$(22)
Beverage packaging, EMEA	—	5
Beverage packaging, South America	(1)	(2)
Other	5	(1)
	$(26)	$(20)

2024

During the three months ended March 31, 2024, the net charges of $26 million were primarily related to facility closure costs. These charges were partially offset by income from the receipt of insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility.

2023

During the three months ended March 31, 2023, the net charges of $20 million primarily related to facility closure costs.

7.	Supplemental Cash and Cash Flow Statement Disclosures

	March 31,
($ in millions)	2024	2023

Beginning of period:
Cash and cash equivalents	$695	$548
Current restricted cash (included in other current assets)	15	10
Total cash, cash equivalents and restricted cash	$710	$558

End of period:
Cash and cash equivalents	$1,719	$572
Current restricted cash (included in other current assets)	6	22
Total cash, cash equivalents and restricted cash	$1,725	$594

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period.

The company recognized interest income of $26 million and $4 million for the three months ended March 31, 2024 and 2023, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the unaudited condensed consolidated statements of

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

cash flows. A summary of the PP&E acquired but not yet paid, inclusive of amounts related to the historical aerospace business, is as follows:

	March 31,
($ in millions)	2024	2023

Beginning of period:
PP&E acquired but not yet paid	$204	$392

End of period:
PP&E acquired but not yet paid	$168	$321

8.     Receivables, Net

	March 31,	December 31,
($ in millions)	2024	2023

Trade accounts receivable	$2,050	$1,165
Unbilled receivables	548	520
Less: Allowance for doubtful accounts	(13)	(15)
Net trade accounts receivable	2,585	1,670
Other receivables	465	387
	$3,050	$2,057

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables and had combined limits of approximately $1.86 billion and $2.00 billion at March 31, 2024, and December 31, 2023, respectively. A total of $1.30 billion and $350 million were available for sale under these programs as of March 31, 2024, and December 31, 2023, respectively. The combined limit and available for sale amount as of December 31, 2023, include $160 million and $97 million, respectively, associated with receivable factoring programs included within the historical aerospace reportable segment. The company has recorded expense related to its factoring programs of $13 million and $15 million for the three months ended March 31, 2024 and 2023, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

9.     Inventories, Net

	March 31,	December 31,
($ in millions)	2024	2023

Raw materials and supplies	$1,092	$1,182
Finished goods	494	440
Less: Inventory reserves	(88)	(91)
	$1,498	$1,531

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.     Property, Plant and Equipment, Net

	March 31,	December 31,
($ in millions)	2024	2023

Land	$206	$215
Buildings	1,804	1,792
Machinery and equipment	7,766	7,636
Construction-in-progress	1,041	1,179
	10,817	10,822
Accumulated depreciation	(4,183)	(4,107)
	$6,634	$6,715

Depreciation expense was $116 million and $109 million for the three months ended March 31, 2024 and 2023, respectively.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Other	Total

Balance at December 31, 2023	$1,277	$1,378	$1,298	$297	$4,250
Effects of currency exchange	—	(37)	—	(4)	(41)
Other	—	—	2	—	2
Balance at March 31, 2024	$1,277	$1,341	$1,300	$293	$4,211

12.    Intangible Assets, Net

	March 31,	December 31,
($ in millions)	2024	2023

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.05 billion at March 31, 2024, and $1.06 billion at December 31, 2023)	$1,150	$1,197
Capitalized software (net of accumulated amortization of $164 million at March 31, 2024, and $162 million at December 31, 2023)	36	37
Other intangibles (net of accumulated amortization of $49 million at March 31, 2024, and $49 million at December 31, 2023)	13	14
	$1,199	$1,248

Total amortization expense of intangible assets was $42 million and $38 million for the three months ended March 31, 2024 and 2023, respectively.

13.    Other Assets

	March 31,	December 31,
($ in millions)	2024	2023

Long-term pension assets	$41	$41
Right-of-use operating lease assets	345	365
Investments in affiliates	226	212
Long-term deferred tax assets	85	114
Other	633	622
	$1,330	$1,354

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment. Supplemental balance sheet information related to the company’s leases follows:

		March 31,	December 31,
($ in millions)	Balance Sheet Location	2024	2023

Operating leases:
Operating lease ROU asset	Other assets	$345	$365
Current operating lease liabilities	Other current liabilities	80	83
Noncurrent operating lease liabilities	Other liabilities	273	287
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	8	8
Current finance lease liabilities	Short-term debt and current portion of long-term debt	3	3
Noncurrent finance lease liabilities	Long-term debt	7	7

15.    Debt

Long-term debt consisted of the following:

	March 31,	December 31,
($ in millions)	2024	2023

Senior Notes
0.875%, euro denominated, due March 2024	$—	$828
5.25% due July 2025	189	1,000
4.875% due March 2026	256	750
1.50%, euro denominated, due March 2027	594	607
6.875% due March 2028	750	750
6.00% due June 2029	1,000	1,000
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
Senior Credit Facility (at variable rates)
U.S. dollar revolver due June 2027	—	—
Term A loan due June 2027 (6.68% - 2024)	625	1,325
Finance lease obligations	10	10
Other (including debt issuance costs)	(52)	(60)
	5,522	8,360
Less: Current portion	(3)	(856)
	$5,519	$7,504

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At March 31, 2024, $1.69 billion was available under these revolving credit facilities. In addition to these facilities, the company had $278 million of committed short-term loans outstanding. The company also had approximately $937 million of short-term uncommitted credit facilities available at March 31, 2024. At December 31, 2023, the company had $196 million of committed short-term loans outstanding and $13 million outstanding under short-term uncommitted credit facilities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

On February 14, 2024, Ball announced a public tender of the $1.00 billion 5.25% senior notes due July 2025 and the $750 million 4.875% senior notes due March 2026. On March 14, 2024, $811 million of the $1.00 billion 5.25% senior notes and $494 million of the $750 million 4.875% senior notes were validly tendered and accepted. Additionally, in the first quarter of 2024, Ball repaid at maturity the outstanding 0.875% euro denominated senior notes due in the amount of $817 million and prepaid $700 million of the Term A loan outstanding balance.

The fair value of Ball’s long-term debt was estimated to be $5.22 billion and $8.07 billion at March 31, 2024 and December 31, 2023, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. The company was in compliance with the leverage ratio requirement at March 31, 2024, and for all prior periods presented, and has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was 26.7 percent and 21.4 percent for the three months ended March 31, 2024 and 2023, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2024, increased by 2.4 percentage points for non-U.S. rate differences and withholding taxes net of credits, increased by 1.7 percentage points for U.S. permanent differences, increased by 1.0 percentage points for tax on Global Intangible Low-Taxed Income, increased by 1.0 percentage points for Pillar Two Global Minimum Taxes and decreased by 0.7 percentage points for the effects of share-based compensation. As compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2023, increased by 0.9 percentage points for tax on Global Intangible Low-Taxed Income, increased by 0.7 percentage points for U.S. permanent differences and decreased by 1.1 percentage points for the effects of share-based compensation.

17.    Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2024	2023

Underfunded defined benefit pension liabilities	$299	$323
Less: Current portion	(20)	(21)
Long-term defined benefit pension liabilities	279	302
Long-term retiree medical liabilities	84	90
Deferred compensation plans	217	280
Other	65	63
	$645	$735

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2024			2023
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$4	$1	$5	$4	$1	$5
Interest cost	15	20	35	16	21	37
Expected return on plan assets	(22)	(20)	(42)	(22)	(24)	(46)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	1	4	5	1	—	1
Total net periodic benefit cost	$(2)	$6	$4	$(1)	$(1)	$(2)

Non-service pension income of $1 million and $7 million for the three months ended March 31, 2024 and 2023, respectively, is included in selling, general, and administrative (SG&A) expenses in the unaudited condensed consolidated statements of earnings.

Contributions to the company’s defined benefit pension plans were $10 million for the first three months of 2024 compared to $4 million for the first three months of 2023, and such contributions are expected to be approximately $33 million for the full year of 2024. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

In November 2023, the Trustee Board of the U.K. defined benefit pension plan entered into an agreement with an insurance company for a bulk annuity purchase, or “buy-in”, for its U.K. defined benefit pension plan to reduce retirement plan risk, while delivering promised benefits to plan participants. This transaction allows the company to reduce volatility by removing investment, longevity, mortality, interest rate and inflation risk upon the transfer of significantly all of the pension plan assets to the insurer in exchange for the group annuity insurance contract. At this time the Company retains both the fair value of the annuity contract within plan assets and the pension benefit obligations related to these participants. The plan was frozen on April 5, 2024, and the company anticipates the “buy-out” may occur within the next two years, which will trigger a pension settlement that will result in all plan balances, including accumulated pension components within other comprehensive income, being charged to expense as a noncash settlement charge.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity, inclusive of activity related to the aerospace business impacting the company’s equity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2023	683,241	$1,312	(367,551)	$(4,390)	$7,763	$(916)	$68	$3,837
Net earnings	—	—	—	—	3,685	—	1	3,686
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	23	—	23
Common dividends	—	—	—	—	(63)	—	—	(63)
Treasury stock purchases	—	—	(3,065)	(196)	—	—	—	(196)
Treasury shares reissued	—	—	72	7	—	—	—	7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	319	40	—	—	—	—	—	40
Distributions from deferred compensation plans and other activity	—	—	—	42	1	—	—	43
Balance at March 31, 2024	683,560	$1,352	(370,544)	$(4,537)	$11,386	$(893)	$69	$7,377

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2022	682,144	$1,260	(368,036)	$(4,429)	$7,309	$(679)	$66	$3,527
Net earnings	—	—	—	—	177	—	3	180
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	42	—	42
Common dividends	—	—	—	—	(63)	—	—	(63)
Treasury stock purchases	—	—	(39)	(3)	—	—	—	(3)
Treasury shares reissued	—	—	146	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	272	8	—	—	—	—	—	8
Other activity	—	—	—	10	(1)	—	—	9
Balance at March 31, 2023	682,416	$1,268	(367,929)	$(4,414)	$7,422	$(637)	$69	$3,708

On April 24, 2024, Ball’s Board of Directors approved the repurchase by the company of up to a total of 40 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)		Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2023	$(380)	$(537)	(a)	$1	$(916)
Other comprehensive earnings (loss) before reclassifications	(87)	8		31	(48)
Amounts reclassified into earnings	—	3		(26)	(23)
Aerospace disposal	—	94		—	94
Balance at March 31, 2024	$(467)	$(432)		$6	$(893)

(a) Includes amounts associated with the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2024	2023

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$13	$(13)
Commodity contracts recorded in cost of sales	(14)	—
Currency exchange contracts recorded in selling, general and administrative	32	(3)
Interest rate contracts recorded in interest expense	3	—
Total before tax effect	34	(16)
Tax benefit (expense) on amounts reclassified into earnings	(8)	4
Recognized gain (loss), net of tax	$26	$(12)

Amortization and disposal of pension and other postretirement benefits: (a)
Actuarial gains (losses) (b)	$(3)	$(1)
Prior service income (expense) (b)	(1)	(1)
Aerospace disposal	(127)	—
Total before tax effect	(131)	(2)
Tax benefit (expense) on amounts reclassified into earnings	34	1
Recognized gain (loss), net of tax	$(97)	$(1)
(a)	Includes amounts associated with the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan
(b)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

19.    Earnings and Dividends Per Share

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2024	2023

Earnings from continuing operations attributable to Ball Corporation, net of tax	$78	$125
Discontinued operations, net of tax	3,607	52
Net earnings attributable to Ball Corporation	$3,685	$177

Basic weighted average common shares	314,950	314,236
Effect of dilutive securities	2,435	2,431
Weighted average shares applicable to diluted earnings per share	317,385	316,667

Basic - continuing operations	$0.25	$0.40
Basic - discontinued operations	11.45	0.16
Per basic share	$11.70	$0.56

Diluted - continuing operations	$0.25	$0.40
Diluted - discontinued operations	11.36	0.16
Per diluted share	$11.61	$0.56

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded options totaled approximately 5 million and 4 million for the three months ended March 31, 2024 and 2023, respectively.

The company declared and paid dividends of $0.20 per share for the three months ended March 31, 2024 and 2023.

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

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	March 31, 2024
Commercial risk area	Commodity	Currency	Interest Rate

Notional amount of contracts	$1,104	$4,552	$600
Net gain (loss) included in AOCI, after-tax	(2)	(3)	11
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	(2)	9	11

Longest duration of forecasted cash flow hedge transactions in years	2	2	3

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through March 2025, and which have a combined notional value of 1.5 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of March 31, 2024, and December 31, 2023, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		March 31, 2024
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$16	$—	$16
Currency contracts		76	9	85
Interest rate and other contracts		18	4	22
Total current derivative contracts	Other current assets	$110	$13	$123

Commodity contracts		$1	$—	$1
Currency contracts		11	—	11
Total noncurrent derivative contracts	Other noncurrent assets	$12	$—	$12

Liabilities:
Commodity contracts		$15	$—	$15
Currency contracts		—	18	18
Interest rate and other contracts		3	—	3
Total current derivative contracts	Other current liabilities	$18	$18	$36

Commodity contracts		$1	$—	$1
Currency contracts		—	1	1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$1	$2

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2023
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$20	$—	$20
Currency contracts		65	13	78
Interest rate and other contracts		9	2	11
Total current derivative contracts	Other current assets	$94	$15	$109

Currency contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent assets	$1	$—	$1

Liabilities:
Commodity contracts		$19	$—	$19
Currency contracts		—	30	30
Interest rate and other contracts		3	—	3
Total current derivative contracts	Other current liabilities	$22	$30	$52

Currency contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$—	$1

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR), London Inter-Bank Offered Rate (LIBOR) or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of March 31, 2024, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the unaudited condensed consolidated statements of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended March 31,
		2024		2023
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$13	$—	$(13)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(14)	3	—	(7)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	3	—	—	(5)
Currency contracts - manage currency exposure	Selling, general and administrative	32	27	(3)	(1)
Equity contracts	Selling, general and administrative	—	14	—	8
Total		$34	$44	$(16)	$(5)

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023

Amounts reclassified into earnings:
Commodity contracts	$1	$13
Interest rate contracts	(3)	—
Currency exchange contracts	(32)	3
Change in fair value of cash flow hedges:
Commodity contracts	1	14
Interest rate contracts	12	—
Currency exchange contracts	29	(1)
Currency and tax impacts	(3)	(8)
	$5	$21

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $24 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at March 31, 2024. Based on the information available at the present time, any reasonably possible loss that may be incurred in excess of the recorded accruals cannot be estimated.

On February 1, 2012, Ball Metal Beverage Container Corp. (“BMBCC”) filed suit against Crown Technology Holding, Inc. (“Crown”) in the United States District Court for the Southern District of Ohio seeking a declaratory judgment that the CDL beverage can end made and sold by BMBCC did not infringe certain U.S. patents held by Crown. In response, Crown filed a counterclaim alleging that the CDL ends made and sold by BMBCC infringed the subject patents and seeking damages. On September 25, 2019, the District Court granted BMBCC’s motion for summary judgment holding that the patents at issue were invalid due to indefiniteness. On October 20, 2019, Crown appealed this decision to the Court of Appeals for the Federal Circuit (“CAFC”). On December 31, 2020, the CAFC in a non-precedential decision, vacated the decision of the District Court finding that the District Court had not considered an additional factor under a novel position advanced by the CAFC, and remanded the case to the District Court for further proceedings. On August 2, 2023, the District Court again granted summary judgment to Ball finding that patent claims at issue are invalid due to invalidity under the revised analytical framework specified by the CAFC. On August 4, 2023, Crown appealed this decision to the CAFC. Briefing for this appeal concluded on February 20, 2024. Oral argument is expected to be scheduled during 2024 with a decision to follow. Based on the information available at the present time, the Company is unable to predict the ultimate outcome of this claim including the amount of any reasonably possible loss and we intend to vigorously defend this matter.

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

22.    Indemnifications and Guarantees

General Guarantees

The company or its appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging products and services; guarantees to suppliers of subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, construction contract, renewable energy purchase contract or other commitment; guarantees in respect of certain non-U.S. subsidiaries’ pension plans; indemnities for liabilities associated with the infringement of third-party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

property leases for certain claims arising from such leases; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite.

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

On February 16, 2024, the company completed the divestiture of its aerospace business. Effective as of the first quarter of 2024, the company will report its financial performance in three reportable segments: (1) beverage packaging, North and Central America; (2) beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA) and (3) beverage packaging, South America. See Note 1 for further information on the basis of presentation.

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

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2024	2023

Net sales	$2,874	$2,981
Net earnings attributable to Ball Corporation	3,685	177
Net earnings attributable to Ball Corporation as a % of net sales	128%	6%

Sales in the three months ended March 31, 2024, decreased $107 million compared to the same period in 2023 primarily due to a decrease of $142 million from lower sales prices resulting mainly from lower aluminum prices.

Net earnings attributable to Ball Corporation for the three months ended March 31, 2024, increased $3.51 billion compared to the same period in 2023 primarily due to increases of $3.56 billion from discontinued operations, net of tax and $26 million from the results of the reportable segments discussed below, partially offset by $79 million of incremental compensation cost from the successful sale of the aerospace business.

When analyzing net earnings attributable to Ball Corporation as a percentage of net sales, it is important to note that net earnings attributable to Ball Corporation includes discontinued operations, net of tax resulting from the net sales attributable to the historical aerospace reportable segment through the date of the divestiture on February 16, 2024, that are now reported as discontinued operations. However, net sales attributable to the historical aerospace reportable segment are not included in the net sales figures in the table above.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,283 million and $2,432 million for the three months ended March 31, 2024 and 2023, respectively. These amounts represented 79 percent and 82 percent of consolidated net sales for the three months ended March 31, 2024 and 2023, respectively. The decrease year-over-year is primarily due to lower manufacturing costs, including lower aluminum costs of $122 million and other items discussed in the reportable segment sections below.

Depreciation and Amortization

Depreciation and amortization expense was $158 million and $147 million for the three months ended March 31, 2024 and 2023, respectively. These amounts represented 5 percent of consolidated net sales for the three months ended March 31, 2024 and 2023. The increase in expense compared to the same period in 2023 was primarily due to the company’s larger depreciable asset base.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $211 million and $115 million for the three months ended March 31, 2024 and 2023, respectively. These amounts represented 7 percent and 4 percent of consolidated net sales for the three months ended March 31, 2024 and 2023, respectively. The increase for the three months ended March 31, 2024, was primarily due to increased compensation costs of $87 million, including incremental compensation cost from the successful sale of the aerospace business consisting of cash bonuses and stock based compensation, and $12 million of reduced foreign exchange gains, partially offset by $22 million from additional interest income.

Business Consolidation Costs and Other Activities

Business consolidation and other activities resulted in charges of $26 million and $20 million for the three months ended March 31, 2024 and 2023, respectively. The amounts in 2024 and 2023 primarily included facility shutdown costs. Further details and quantification regarding business consolidation costs and other activities are provided in Note 6.

Interest Expense

Total interest expense was $95 million and $113 million for the three months ended March 31, 2024 and 2023, respectively. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average borrowings increased by approximately 40 basis points from 4.8 percent for the three months ended March 31, 2023 to 5.2 percent for the three months ended March 31, 2024. The decrease in interest expense was primarily driven by a decrease of $46 million from a smaller amount of weighted average principal outstanding during the quarter, resulting mainly from the use of proceeds from the aerospace disposal, and an increase of $26 million from higher weighted average interest rates on outstanding debt during the year. The company expects to carry a smaller amount of weighted average principal throughout 2024 compared to 2023, with nearly all amounts outstanding having fixed rates. See Note 15 for further details.

Income Taxes

The effective tax rate for the three months ended March 31, 2024, was 26.7 percent compared to 21.4 percent for the same period in 2023. The increase of 5.3 percentage points for the three months ended March 31, 2024, was primarily due to increases in U.S. permanent differences, non-U.S. rate differences and withholding taxes net of credits and Pillar Two Global Minimum Taxes. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the three reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended March 31,
($ in millions)	2024	2023

Net sales	$1,403	$1,504
Comparable operating earnings	192	183
Comparable operating earnings as a % of segment net sales	14%	12%

Ball permanently ceased production at its aluminum beverage can manufacturing facility in St. Paul, Minnesota in the first quarter of 2023, permanently ceased production at its aluminum beverage can manufacturing facility in Wallkill, New York in the third quarter of 2023 and permanently ceased production at its aluminum beverage can manufacturing facility in Kent, Washington in the first quarter of 2024.

Segment sales for the three months ended March 31, 2024, were $101 million lower compared to the same period in 2023. The decrease for the three months ended March 31, 2024, was primarily due to a decrease of $90 million from lower sales prices resulting mainly from lower aluminum prices.

Comparable operating earnings for the three months ended March 31, 2024, were $9 million higher compared to the same period in 2023. The increase for the three months ended March 31, 2024, was primarily due to increases of $23 million from fixed and variable cost out actions, $11 million from product mix and $8 million from the annual pass-through of inflationary costs net of current year inflation, partially offset by a decrease of $32 million from income recognized in 2023 from the termination of a long term power supply contract that offset higher energy costs.

Beverage Packaging, EMEA

	Three Months Ended March 31,
($ in millions)	2024	2023

Net sales	$810	$834
Comparable operating earnings	85	73
Comparable operating earnings as a % of segment net sales	10%	9%

Segment sales for the three months ended March 31, 2024, were $24 million lower compared to the same period in 2023. The decrease for the three months ended March 31, 2024, was primarily due to a decrease from lower sales prices resulting mainly from lower aluminum prices.

Comparable operating earnings for the three months ended March 31, 2024, were $12 million higher compared to the same period in 2023 primarily due to increases of $10 million from improved operational efficiencies and $9 million from product mix.

Beverage Packaging, South America

	Three Months Ended March 31,
($ in millions)	2024	2023

Net sales	$482	$450
Comparable operating earnings	55	50
Comparable operating earnings as a % of segment net sales	11%	11%

Segment sales for the three months ended March 31, 2024, were $32 million higher compared to the same period in 2023. The increase for the three months ended March 31, 2024, was primarily due to an increase of $62 million from higher volumes, partially offset by a decrease of $25 million from lower sales prices resulting mainly from lower aluminum prices.

Comparable operating earnings for the three months ended March 31, 2024, were $5 million higher compared to the same period in 2023. The increase for the three months ended March 31, 2024, was primarily due to an increase of $24 million from higher volumes, partially offset by a decrease of $10 million from lower sales prices resulting mainly from product mix.

Management Performance Measures

Management internally uses various measures to evaluate company performance such as comparable operating earnings (earnings before interest expense, taxes and business consolidation and other non-comparable items); comparable net earnings (earnings before business consolidation costs and other non-comparable items after tax); comparable diluted earnings per share (comparable net earnings divided by diluted weighted average shares outstanding); return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest expense and taxes (EBIT); earnings before interest expense, taxes, depreciation and amortization (EBITDA); and diluted earnings per share. In addition, management uses operating cash flows as a measure to evaluate the company’s liquidity. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria that management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods, including business consolidation costs and other non-comparable items.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Our primary sources of liquidity are cash provided by operating activities and external borrowings. We believe that cash flows from operating activities, even in the absence of operating cash flows from the historical aerospace reportable segment, and cash provided by short-term, long-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, anticipated share repurchases and anticipated capital expenditures. The following table summarizes our cash flows:

	Three Months Ended March 31,
($ in millions)	2024	2023

Cash flows provided by (used in) operating activities	(1,247)	$(275)
Cash flows provided by (used in) investing activities	5,292	(336)
Cash flows provided by (used in) financing activities	(2,978)	649

Cash flows from the historical aerospace reportable segment are presented within each cash flow statement category in the consolidated statements of cash flows. Depreciation and amortization, capital expenditures and significant operating and investing noncash items of the aerospace discontinued operation are presented in Note 4.

Cash flows used in operating activities were $1.25 billion in 2024, primarily driven by the company’s decision to reduce its use of factoring by $1.09 billion as a result of having significant cash on hand from the Aerospace sale. On February 16, 2024, the company completed the divestiture of the aerospace business. We currently estimate a cash tax of $1.00 billion to be recorded as a cash outflow from operations in 2024. See Note 4 for further details. In an elevated interest rate environment, payment terms with our customers and vendors become a more important element of total mix of information used to negotiate our contract terms. At March 31, 2024, days sales outstanding, net of factored receivables, was 96 days; therefore, a change of one day in days sales outstanding will impact cash flows provided by (used in) operating activities by $32 million. At March 31, 2024, days payable outstanding was 123 days; therefore, a change of one day in days payable outstanding will impact cash flows provided by (used in) operating activities by $25 million. At March 31, 2024, days inventory outstanding was 59 days; therefore, a change of one day in days inventory outstanding will impact cash flows provided by (used in) operating activities by $25 million.

Cash flows provided by investing activities were $5.29 billion in 2024, primarily driven by the initial cash proceeds received at close from the sale of the aerospace business of $5.42 billion, which is subject to further customary closing adjustments.

Cash flows used in financing activities were $2.98 billion in 2024, primarily driven by net repayments of long-term borrowings of $2.83 billion and repurchases of common stock of $182 million. See Note 15 for further details on the company’s borrowings, and additional amounts available.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.86 billion and $2.00 billion at March 31, 2024 and December 31, 2023, respectively. A total of $1.30 billion and $350 million were available for sale under these programs as of March 31, 2024, and December 31, 2023, respectively. The combined limit and available for sale amount as of December 31, 2023, include $160 million and $97 million, respectively, associated with receivable factoring programs included within the historical aerospace reportable segment. The company has recorded expense related to its factoring programs of $13 million and $15 million for the three months ended March 31, 2024 and 2023, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

The company has several regional supplier finance programs with various financial institutions that act as the paying agent for certain payables of the company. The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $573 million and $703 million at March 31, 2024 and December 31, 2023, respectively. Our payment terms are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers decide to factor their receivables with the financial institutions; therefore, we do not believe that future changes in the availability of supplier finance programs will have a significant impact on our liquidity.

Contributions to the company’s defined benefit pension plans were $10 million in the first three months of 2024 compared to $4 million in the same period of 2023, and such contributions are expected to be approximately $33 million for the full year of 2024. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

The company has approximately $191 million of capital expenditures for property, plant and equipment contractually committed as of March 31, 2024, and intends to return approximately $245 million to shareholders in the form of dividends for the full year 2024, inclusive of the cash dividend of 20 cents per share, payable June 17, 2024, to shareholders of record as of June 3, 2024.

As of March 31, 2024, approximately $554 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that limit the ability to convert Egyptian pounds held by the company in Egypt with a U.S. dollar equivalent value of $55 million into other currencies. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and committed and uncommitted accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases totaled $182 million during the three months ended March 31, 2024, compared to $3 million of repurchases during the same period of 2023. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings. The company plans to continue capital return to shareholders via an estimated $1.3 billion in share repurchases in 2024 using cash from the aerospace divestiture and operating activities.

On April 24, 2024, Ball’s Board of Directors approved the repurchase by the company of up to a total of 40 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $5.84 billion and $8.62 billion was outstanding at March 31, 2024, and December 31, 2023, respectively.

On February 14, 2024, Ball announced a public tender of the $1.00 billion 5.25% senior notes due July 2025 and the $750 million 4.875% senior notes due March 2026. On March 14, 2024, $811 million of the $1.00 billion 5.25% senior notes and $494 million of the $750 million 4.875% senior notes were validly tendered and accepted. Additionally, in the first quarter of 2024, Ball repaid at maturity the outstanding 0.875% euro denominated senior notes due in the amount of $817 million and prepaid $700 million of the Term A loan outstanding balance.

The company’s senior credit facilities include a $1.35 billion term loan and long-term, multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At March 31, 2024, approximately $1.69 billion was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to these facilities, the company had $278 million of committed short-term loans outstanding. The company also had approximately $937 million of short-term uncommitted credit facilities available at March 31, 2024. At December 31, 2023, the company had $196 million of committed short-term loans outstanding and $13 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with the leverage ratio requirement at March 31, 2024, and for all prior periods presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. As of March 31, 2024, the company could borrow an additional $2.34 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report.

Argentina

See Note 1 for information relevant to economic and other government policies that may have an impact on financial condition, liquidity and capital resources of the company’s Argentina operations.

Defined Benefit Pension Plans

In November 2023, the Trustee Board of the U.K. defined benefit pension plan entered into an agreement with an insurance company for a bulk annuity purchase, or “buy-in,” for its U.K. defined benefit pension plan to reduce retirement plan risk, while delivering promised benefits to plan participants. See Note 17 for further details.

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

The following summarized financial information relates to the obligor group as of March 31, 2024, and December 31, 2023. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated. The results and balance sheet information of the historical aerospace reportable segment are included in the following summarized financial information of the obligor group as of and for the year ended December 31, 2023, as the guarantees of the aerospace business legal entities were in effect through that date. On February 16, 2024, the company completed the divestiture of the aerospace business. As such, the following summarized financial information of the obligor group as of and for the three months ended March 31, 2024, does not include results and balance sheet information of the historical aerospace reportable segment.

	Three Months Ended	Year Ended
($ in millions)	March 31, 2024	December 31, 2023

Net sales	$1,680	$8,962
Gross profit (a)	206	1,074
Net earnings	3,625	493
Net earnings attributable to Ball Corporation	3,625	493
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $48 million for the three months ended March 31, 2024, and $272 million for the year ended December 31, 2023.

For the three months ended March 31, 2024, and the year ended December 31, 2023, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $314 million and $1.13 billion, respectively, net credits from them of $21 million and $38 million, respectively, and net interest income from them of $83 million and $344 million, respectively. The obligor group received dividends from other subsidiary companies of $38 million and $814 million, during the three months ended March 31, 2024, and the year ended December 31, 2023, respectively.

	March 31,	December 31,
($ in millions)	2024	2023

Current assets	$3,736	$2,339
Noncurrent assets	15,144	15,955
Current liabilities	4,478	5,163
Noncurrent liabilities	8,534	10,857

Included in the amounts disclosed in the table above, at March 31, 2024, and December 31, 2023, the obligor group held receivables due from other subsidiary companies of $724 million and $768 million, respectively, long-term notes receivable due from other subsidiary companies of $10.31 billion and $10.20 billion, respectively, payables due to other subsidiary companies of $1.80 billion and $1.83 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.11 billion and $2.32 billion, respectively.

A description of the terms and conditions of the company’s debt guarantees is located in Note 22 of Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company employs established risk management policies and procedures which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to set off any amounts owed with regard to open derivative positions. Further details are available in Item 7A within Ball’s 2023 Annual Report on Form 10-K filed on February 20, 2024, and in Note 20 accompanying the consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Upon the sale of the aerospace business on February 16, 2024, the controls over the aerospace business were no longer considered in Ball’s internal control over financial reporting for periods subsequent to the sale.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended March 31, 2024, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 1A. Risk Factors

There were no changes required to be reported under Item 1A for the three months ended March 31, 2024; however, upon the sale of the aerospace business on February 16, 2024, the risk factors related to the aerospace business are no longer relevant.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the company’s repurchases of its common stock during the first quarter of 2024.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2024	—	$—	—	19,596,607
February 1 to February 29, 2024	1,217,374	61.36	1,217,374	18,379,233
March 1 to March 31, 2024	1,847,248	65.93	1,847,248	16,531,985
Total	3,064,622		3,064,622
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	As of March 31, 2024, the company had an ongoing repurchase program for which 50 million shares were authorized for repurchase by Ball’s Board of Directors. On April 24, 2024, Ball’s Board of Directors approved the repurchase by the company of up to a total of 40 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2024.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended March 31, 2024.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Condensed Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Howard H. Yu
Howard H. Yu
Executive Vice President and Chief Financial Officer

Date:	May 7, 2024