Form 10-Q
period 2024-09-30
BALL Corp
filed 2024-10-31
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at October 28, 2024
Common Stock, without par value	BALL	NYSE	298,425,962 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2024	2023	2024	2023

Net sales	$3,082	$3,111	$8,915	$9,159

Cost of sales (excluding depreciation and amortization)	(2,425)	(2,512)	(7,065)	(7,450)
Depreciation and amortization	(150)	(152)	(460)	(449)
Selling, general and administrative	(142)	(133)	(518)	(409)
Business consolidation and other activities	(85)	(29)	(171)	(43)
Interest income	14	12	58	23
Interest expense	(67)	(122)	(228)	(351)
Debt refinancing and other costs	—	—	(3)	—

Earnings before taxes	227	175	528	480
Tax (provision) benefit	(42)	(45)	(118)	(107)
Equity in results of affiliates, net of tax	8	3	21	13
Earnings from continuing operations	193	133	431	386
Discontinued operations, net of tax	6	71	3,613	171
Net earnings	199	204	4,044	557
Net earnings attributable to noncontrolling interests	2	1	4	4
Net earnings attributable to Ball Corporation	$197	$203	$4,040	$553

Earnings per share:
Basic - continuing operations	$0.63	$0.42	$1.38	$1.22
Basic - discontinued operations	0.02	0.22	11.70	0.54
Total basic earnings per share	$0.65	$0.64	$13.08	$1.76

Diluted - continuing operations	$0.63	$0.42	$1.37	$1.20
Diluted - discontinued operations	0.02	0.22	11.59	0.54
Total diluted earnings per share	$0.65	$0.64	$12.96	$1.74

Weighted average shares outstanding: (000s)
Basic	302,406	314,983	308,851	314,596
Diluted	305,219	317,296	311,674	316,938

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023

Net earnings	$199	$204	$4,044	$557

Other comprehensive earnings (loss):
Currency translation adjustment	43	(40)	(96)	18
Pension and other postretirement benefits	(14)	(1)	134	8
Derivatives designated as hedges	(39)	(30)	(6)	14
Total other comprehensive earnings (loss)	(10)	(71)	32	40
Tax (provision) benefit	19	11	(28)	(3)
Total other comprehensive earnings (loss), net of tax	9	(60)	4	37

Total comprehensive earnings	208	144	4,048	594
Comprehensive earnings attributable to noncontrolling interests	2	1	4	4
Comprehensive earnings attributable to Ball Corporation	$206	$143	$4,044	$590

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2024	2023

Assets
Current assets
Cash and cash equivalents	$1,440	$695
Receivables, net	2,655	2,057
Inventories, net	1,385	1,531
Other current assets	113	231
Current assets held for sale	14	369
Total current assets	5,607	4,883
Noncurrent assets
Property, plant and equipment, net	6,550	6,715
Goodwill	4,244	4,250
Intangible assets, net	1,138	1,248
Other assets	1,285	1,354
Noncurrent assets held for sale	—	853
Total assets	$18,824	$19,303

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$452	$1,065
Accounts payable	3,261	3,661
Accrued employee costs	308	245
Other current liabilities	1,103	779
Current liabilities held for sale	—	435
Total current liabilities	5,124	6,185
Noncurrent liabilities
Long-term debt	5,353	7,504
Employee benefit obligations	630	735
Deferred taxes	592	421
Other liabilities	370	384
Noncurrent liabilities held for sale	—	237
Total liabilities	12,069	15,466

Equity
Common stock (684,049,413 shares issued - 2024; 683,241,401 shares issued - 2023)	1,384	1,312
Retained earnings	11,618	7,763
Accumulated other comprehensive earnings (loss)	(912)	(916)
Treasury stock, at cost (384,006,576 shares - 2024; 367,551,366 shares - 2023)	(5,407)	(4,390)
Total Ball Corporation shareholders' equity	6,683	3,769
Noncontrolling interests	72	68
Total equity	6,755	3,837
Total liabilities and equity	$18,824	$19,303

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2024	2023

Cash Flows from Operating Activities
Net earnings	$4,044	$557
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	469	509
Business consolidation and other activities	171	43
Deferred tax provision (benefit)	201	(87)
Gain on Aerospace disposal	(4,694)	18
Pension contributions	(24)	(13)
Other, net	78	71
Changes in working capital components, net of dispositions	(630)	29
Cash provided by (used in) operating activities	(385)	1,127

Cash Flows from Investing Activities
Capital expenditures	(377)	(830)
Business dispositions, net of cash sold	5,422	—
Other, net	136	4
Cash provided by (used in) investing activities	5,181	(826)

Cash Flows from Financing Activities
Long-term borrowings	450	1,700
Repayments of long-term borrowings	(3,279)	(913)
Net change in short-term borrowings	51	(135)
Acquisitions of treasury stock	(1,061)	(3)
Common stock dividends	(185)	(189)
Other, net	26	30
Cash provided by (used in) financing activities	(3,998)	490

Effect of exchange rate changes on cash	(64)	—

Change in cash, cash equivalents and restricted cash	734	791
Cash, cash equivalents and restricted cash - beginning of period	710	558
Cash, cash equivalents and restricted cash - end of period	$1,444	$1,349

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

Risks and Uncertainties

Global Economic Environment

Recent data has indicated continued high inflation in the regions where we operate. Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal and monetary policies, changes in interest rates, and changing demand for certain goods and services. We cannot predict with any certainty the impact that interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, or the continuation or escalation of global conflicts, including the conflict between Russia and Ukraine and the rising instability in the Middle East and Myanmar, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of the current global economic environment in the near-term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at September 30, 2024, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

Argentina

Although Ball's functional currency in Argentina is the U.S. dollar, a portion of its transactions are denominated in pesos. During the fourth quarter of 2023, Argentina suddenly devalued its peso relative to the U.S. dollar as one of the economic policies implemented by the new government with the goal of stabilizing and growing the economy. The government has implemented additional policies with the same goal in mind, including additional taxes on the importation of certain goods. The currency devaluation, economic conditions and policies in Argentina make it difficult to manage currency exchange rate risk and may lead to additional adverse effects on the company’s results of operations. Ball’s Argentinean business is presented in its beverage packaging, South America, reportable operating segment. Ball’s peso-denominated net monetary assets in Argentina were approximately $6 million at September 30, 2024. As of September 30, 2024, Ball’s Argentinean business had net asset exposure of $388 million, which consisted primarily of working capital and property, plant and equipment.

Aluminum Cups

The Ball Aluminum Cups business was launched during 2019 to serve the growing demand for innovative, sustainable beverage packaging among customers and consumers. The aluminum cups business has allowed us to use our years of experience and specialized expertise to serve an unmet need with an environmentally friendly addition to our portfolio of aluminum packages. At this time, the growth of this business has not been at the level we initially expected. As a result, the company is currently evaluating various options for this business. If the company decides to pursue a different path, it could present a risk of future impairment loss.

As of September 30, 2024, the Ball Aluminum Cups business had net assets of $213 million, which consisted primarily of working capital and property, plant and equipment. The business, which is a non-reportable operating segment, represented less than one percent of the company’s total net sales for the nine months ended September 30, 2024.

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

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $432 million and $703 million at September 30, 2024 and December 31, 2023, respectively. These amounts are classified within accounts payable in the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023

Net sales
Beverage packaging, North and Central America	$1,456	$1,541	$4,328	$4,582
Beverage packaging, EMEA	950	902	2,640	2,656
Beverage packaging, South America	484	489	1,388	1,344
Reportable segment sales	2,890	2,932	8,356	8,582
Other	192	179	559	577
Net sales	$3,082	$3,111	$8,915	$9,159

Comparable segment operating earnings
Beverage packaging, North and Central America	$203	$196	$605	$554
Beverage packaging, EMEA	128	103	326	274
Beverage packaging, South America	78	61	170	141
Reportable segment comparable operating earnings	409	360	1,101	969
Reconciling items
Other (a)	4	—	(66)	7
Business consolidation and other activities	(85)	(29)	(171)	(43)
Amortization of acquired intangibles	(34)	(34)	(105)	(102)
Interest expense	(67)	(122)	(228)	(351)
Debt refinancing and other costs	—	—	(3)	—
Earnings before taxes	$227	$175	$528	$480
(a)	Includes undistributed corporate expenses, net, of $32 million and $18 million for the three months ended September 30, 2024 and 2023, respectively, and $149 million and $60 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, undistributed corporate expenses, net, includes $82 million of incremental compensation cost from the successful sale of the aerospace business consisting of cash bonuses and stock based compensation. For the three and nine months ended September 30, 2024, undistributed corporate expenses, net, include $7 million and $36 million of corporate interest income, respectively.

The company does not disclose total assets by segment as such information is not provided to the chief operating decision maker.

4.     Acquisitions and Dispositions

Aerospace

In the third quarter of 2023, Ball entered into a Stock Purchase Agreement (Agreement) with BAE Systems, Inc. (BAE) and, for the limited purposes set forth therein, BAE Systems plc, to sell all outstanding equity interests in Ball’s aerospace business. On February 16, 2024, the company completed the divestiture of the aerospace business for a purchase price of $5.6 billion, subject to working capital adjustments and other customary closing adjustments under the terms of the Agreement. The company is in the process of finalizing the working capital adjustments and other customary closing adjustments with BAE, which is currently expected to be completed in 2024 and may adjust the final cash proceeds and gain on sale amounts. The divestiture resulted in a pre-tax gain of $4.67 billion, which is net of $20 million of costs to sell incurred and paid in 2023 related to the disposal. Cash proceeds received at close from the sale of $5.42 billion, net of the cash disposed, are presented in business dispositions, net of cash sold, in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2024. The company expects to pay approximately $950 million in income taxes related to the transaction throughout 2024, of which $484 million has been paid as of September 30, 2024. The remaining amount of income taxes related to the transaction is recorded in other

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

current liabilities in the unaudited condensed consolidated balance sheet. Additionally, the completion of the divestiture resulted in the removal of the aerospace business from the company’s obligor group, as the business no longer guarantees the company’s senior notes and senior credit facilities.

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

The following table presents components of discontinued operations, net of tax for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023

Net sales	$—	$460	$261	$1,467

Cost of sales (excluding depreciation and amortization)	—	(382)	(214)	(1,205)
Depreciation and amortization	—	(21)	(9)	(60)
Selling, general and administrative	—	(11)	(11)	(42)
Interest expense	—	—	—	1
Gain (loss) on disposition	(1)	(18)	4,694	(18)
Tax (provision) benefit	7	43	(1,108)	28
Discontinued operations, net of tax	$6	$71	$3,613	$171

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents assets and liabilities that are classified as held for sale in the unaudited condensed consolidated balance sheet as of December 31, 2023:

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

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the nine months ended September 30, 2024 and 2023 included within the consolidated statements of cash flows. Amounts include adjustments to reconcile net earnings to cash provided by (used in) operating activities:

	Nine Months Ended September 30,
($ in millions)	2024	2023

Provided by (used in)
Depreciation and amortization	$9	$60
Gain on Aerospace disposal	(4,694)	18
Capital expenditures	(13)	(75)

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid for from discontinued operations is as follows:

	Nine Months Ended September 30,
($ in millions)	2024	2023

Supplemental cash flow information:
PP&E acquired but not yet paid	$17	$18

Aerosol Packaging

In late-October 2024, the company acquired the entire share capital of Alucan Entec, S.A, an impact extruded aluminum packaging business with a manufacturing facility in Lummen, Belgium and Llinars del Vallés, Spain, for the purchase price of €82 million, subject to customary closing adjustments. Using the exchange rate on the date of close, the initial

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

cash consideration of $80 million (or €75 million) was paid at close, with an additional $8 million (or €7 million) to be paid over the next four years, less any potential obligations covered by the holdback arrangement. The business is part of Ball’s aerosol packaging operating segment. The transaction broadens the geographic reach and expands the product portfolio of Ball’s aerosol packaging business, serving the growing personal, home care and beverage bottle markets.

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

2024	$678	$2,404	$3,082	$1,861	$7,054	$8,915
2023	629	2,482	3,111	1,728	7,431	9,159

Contract Balances

The company did not have any contract assets at either September 30, 2024, or December 31, 2023. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2023	$114	$3
Increase (decrease)	(30)	(1)
Balance at September 30, 2024	$84	$2

During the nine months ended September 30, 2024, contract liabilities decreased by $31 million, which is net of cash received of $101 million and amounts recognized as sales of $132 million, the majority of which related to current contract liabilities. The amount of sales recognized in the nine months ended September 30, 2024, that was included in the opening contract liabilities balance, was $114 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payments. Current contract liabilities are classified within other current liabilities in the unaudited condensed consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

Business consolidation and other activities resulted in charges of $85 million and $171 million for the three and nine months ended September 30, 2024, respectively, in the unaudited condensed consolidated statements of earnings. During the three and nine months ended, the charges were primarily related to facility closure costs and costs for employee severance, employee benefits and other related items resulting from the company restructuring its operating model. The charges for the three and nine months ended September 30, 2024, were partially offset by income from the receipt of insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility.

Business consolidation and other activities resulted in charges of $29 million and $43 million for the three and nine months ended September 30, 2023, respectively, in the unaudited condensed consolidated statements of earnings. These charges were primarily composed of facility closure costs. Due to the sale of the aerospace business, the company reclassed $18 million of costs to sell incurred and paid in 2023 previously reported as business consolidation and other activities to discontinued operations, net of tax. See Note 4 for further details on these costs and the aerospace sale.

7.	Supplemental Cash Flow Statement Disclosures

	September 30,
($ in millions)	2024	2023

Beginning of period:
Cash and cash equivalents	$695	$548
Current restricted cash (included in other current assets)	15	10
Total cash, cash equivalents and restricted cash	$710	$558

End of period:
Cash and cash equivalents	$1,440	$1,335
Current restricted cash (included in other current assets)	4	14
Total cash, cash equivalents and restricted cash	$1,444	$1,349

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

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the unaudited condensed consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid, inclusive of amounts related to the historical aerospace business, is as follows:

	September 30,
($ in millions)	2024	2023

Beginning of period:
PP&E acquired but not yet paid	$204	$392

End of period:
PP&E acquired but not yet paid	$101	$207

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

8.     Receivables, Net

	September 30,	December 31,
($ in millions)	2024	2023

Trade accounts receivable	$1,707	$1,165
Unbilled receivables	501	520
Less: Allowance for doubtful accounts	(13)	(15)
Net trade accounts receivable	2,195	1,670
Other receivables	460	387
	$2,655	$2,057

The company has entered into several regional accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables and had combined limits of approximately $1.63 billion and $2.00 billion at September 30, 2024, and December 31, 2023, respectively. A total of $702 million and $350 million were available for sale under these programs as of September 30, 2024, and December 31, 2023, respectively. The combined limit and available for sale amount as of December 31, 2023, included $160 million and $97 million, respectively, associated with receivable factoring programs included within the historical aerospace reportable segment. The company has recorded expense related to its factoring programs of $12 million and $29 million for the three months ended September 30, 2024 and 2023, respectively, and $35 million and $69 million for the nine months ended September 30, 2024 and 2023 respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

9.     Inventories, Net

	September 30,	December 31,
($ in millions)	2024	2023

Raw materials and supplies	$1,041	$1,182
Finished goods	438	440
Less: Inventory reserves	(94)	(91)
	$1,385	$1,531

10.     Property, Plant and Equipment, Net

	September 30,	December 31,
($ in millions)	2024	2023

Land	$205	$215
Buildings	1,831	1,792
Machinery and equipment	7,824	7,636
Construction-in-progress	1,004	1,179
	10,864	10,822
Accumulated depreciation	(4,314)	(4,107)
	$6,550	$6,715

Depreciation expense was $113 million and $115 million for the three months ended September 30, 2024 and 2023, respectively, and $345 million and $336 million for the nine months ended September 30, 2024 and 2023, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Other	Total

Balance at December 31, 2023	$1,277	$1,378	$1,298	$297	$4,250
Effects of currency exchange	—	6	—	(14)	(8)
Other	—	—	2	—	2
Balance at September 30, 2024	$1,277	$1,384	$1,300	$283	$4,244

12.    Intangible Assets, Net

	September 30,	December 31,
($ in millions)	2024	2023

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.13 billion at September 30, 2024, and $1.06 billion at December 31, 2023)	$1,095	$1,197
Capitalized software (net of accumulated amortization of $169 million at September 30, 2024, and $162 million at December 31, 2023)	33	37
Other intangibles (net of accumulated amortization of $14 million at September 30, 2024, and $49 million at December 31, 2023)	10	14
	$1,138	$1,248

Total amortization expense of intangible assets was $37 million for the three months ended September 30, 2024 and 2023, and $115 million and $113 million for the nine months ended September 30, 2024 and 2023, respectively.

13.    Other Assets

	September 30,	December 31,
($ in millions)	2024	2023

Long-term pension assets	$44	$41
Right-of-use operating lease assets	318	365
Investments in affiliates	228	212
Long-term deferred tax assets	64	114
Other	631	622
	$1,285	$1,354

Investments in affiliates primarily includes the company’s 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam and a 50 percent ownership interest in an entity in the U.S.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment and an aircraft. Supplemental balance sheet information related to the company’s leases follows:

		September 30,	December 31,
($ in millions)	Balance Sheet Location	2024	2023

Operating leases:
Operating lease ROU asset	Other assets	$318	$365
Current operating lease liabilities	Other current liabilities	78	83
Noncurrent operating lease liabilities	Other liabilities	249	287
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	32	8
Current finance lease liabilities	Short-term debt and current portion of long-term debt	27	3
Noncurrent finance lease liabilities	Long-term debt	5	7

15.    Debt

Long-term debt consisted of the following:

	September 30,	December 31,
($ in millions)	2024	2023

Senior Notes
0.875%, euro denominated, due March 2024	$—	$828
5.25% due July 2025	189	1,000
4.875% due March 2026	256	750
1.50%, euro denominated, due March 2027	612	607
6.875% due March 2028	750	750
6.00% due June 2029	1,000	1,000
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
Senior Credit Facility (at variable rates)
U.S. dollar revolver due June 2027	—	—
Term A loan due June 2027 (5.95% - 2024)	625	1,325
Finance lease obligations	7	10
Other (including debt issuance costs)	(44)	(60)
	5,545	8,360
Less: Current portion	(192)	(856)
	$5,353	$7,504

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At September 30, 2024, $1.72 billion was available under these revolving credit facilities. In addition to these facilities, the company had $193 million of committed short-term loans outstanding and a $25 million short-term finance lease outstanding. The company also had approximately $1.04 billion of short-term uncommitted credit facilities available at September 30, 2024, of which $42 million was outstanding and due on demand. At December 31, 2023, the company had $196 million of committed short-term loans outstanding and $13 million outstanding under short-term uncommitted credit facilities.

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

The fair value of Ball’s long-term debt was estimated to be $5.37 billion and $8.07 billion at September 30, 2024 and December 31, 2023, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. The company was in compliance with the leverage ratio requirement at September 30, 2024, and for all prior periods presented, and has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was 18.5 percent and 22.3 percent for the three and nine months ended September 30, 2024, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2024, increased by 0.7 and 0.8 percentage points, respectively, for Pillar Two Global Minimum Taxes, increased by 0.2 and 1.0 percentage points, respectively, for non-U.S. rate differences and withholding taxes net of credits and decreased by 2.8 and 0.5 percentage points, respectively, for state and local taxes.

The company’s effective tax rate was 25.7 percent and 22.3 percent for the three and nine months ended September 30, 2023, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2023, increased by 3.3 and 0.6 percentage points, respectively, for items related to share-based compensation, increased by 1.3 and 0.9 percentage points, respectively, for Global Intangible Low-Taxed Income, increased by 1.0 and 0.8 percentage points, respectively, for state and local taxes, increased by 0.9 and 0.7 percentage points, respectively, for other U.S. permanent differences and decreased by 2.9 and 1.8 percentage points, respectively, for non-U.S. rate differences and withholding taxes net of credits.

17.    Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2024	2023

Underfunded defined benefit pension liabilities	$286	$323
Less: Current portion	(21)	(21)
Long-term defined benefit pension liabilities	265	302
Long-term retiree medical liabilities	82	90
Deferred compensation plans	222	280
Other	61	63
	$630	$735

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended September 30,
	2024			2023
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$4	$1	$5	$4	$1	$5
Interest cost	15	21	36	16	22	38
Expected return on plan assets	(22)	(21)	(43)	(22)	(26)	(48)
Amortization of prior service cost	—	1	1	1	1	2
Recognized net actuarial loss	1	4	5	1	—	1
Settlement losses and other charges (a)	—	—	—	3	—	3
Total net periodic benefit cost	$(2)	$6	$4	$3	$(2)	$1

(a)	The charges in 2023 were plant-related closure charges. These amounts were recorded in business consolidation and other activities.

	Nine Months Ended September 30,
	2024			2023
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$12	$2	$14	$12	$4	$16
Interest cost	45	62	107	48	64	112
Expected return on plan assets	(66)	(60)	(126)	(65)	(76)	(141)
Amortization of prior service cost	—	2	2	1	2	3
Recognized net actuarial loss	3	11	14	2	1	3
Settlement losses and other charges (a)	—	—	—	3	—	3
Total net periodic benefit cost	$(6)	$17	$11	$1	$(5)	$(4)

(a)	The charges in 2023 were plant-related closure charges. These amounts were recorded in business consolidation and other activities.

Non-service pension income of $1 million and $7 million for the three months ended September 30, 2024 and 2023, respectively, and income of $3 million and $23 million for the nine months ended September 30, 2024 and 2023 respectively, is included in selling, general and administrative in the unaudited condensed consolidated statements of earnings.

Contributions to the company’s defined benefit pension plans were $24 million for the first nine months of 2024 compared to $13 million for the first nine months of 2023, and such contributions are expected to be approximately $30 million for the full year of 2024. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

In November 2023, the Trustee Board of the U.K. defined benefit pension plan entered into an agreement with an insurance company for a bulk annuity purchase, or “buy-in”, for its U.K. defined benefit pension plan to reduce retirement plan risk, while delivering promised benefits to plan participants. This transaction allows the company to reduce volatility by removing investment, longevity, mortality, interest rate and inflation risk upon the transfer of substantially all of the pension plan assets to the insurer in exchange for the group annuity insurance contract. At this time the company retains both the fair value of the annuity contract within plan assets and the pension benefit obligations related to these participants. The plan was frozen on April 5, 2024, and future service accruals were replaced with enhanced defined contribution benefits for the impacted employees. The company anticipates the “buy-out” may occur within three years of the plan freeze, which will trigger a pension settlement that will result in all plan balances, including accumulated pension components within other comprehensive income, being charged to expense as a noncash settlement charge.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity, inclusive of activity related to the aerospace business impacting the company’s equity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2024	683,801	$1,370	(377,841)	$(5,017)	$11,481	$(921)	$70	$6,983
Net earnings	—	—	—	—	197	—	2	199
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	9	—	9
Common dividends	—	—	—	—	(60)	—	—	(60)
Treasury stock purchases	—	—	(6,216)	(394)	—	—	—	(394)
Treasury shares reissued	—	—	50	3	—	—	—	3
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	248	14	—	—	—	—	—	14
Distributions from deferred compensation plans and other activity	—	—	—	1	—	—	—	1
Balance at September 30, 2024	684,049	$1,384	(384,007)	$(5,407)	$11,618	$(912)	$72	$6,755

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2023	682,728	$1,291	(367,793)	$(4,406)	$7,533	$(582)	$69	$3,905
Net earnings	—	—	—	—	203	—	1	204
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(60)	—	(60)
Common dividends	—	—	—	—	(63)	—	—	(63)
Treasury stock purchases	—	—	(8)	—	—	—	—	—
Treasury shares reissued	—	—	139	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	168	13	—	—	—	—	—	13
Other activity	—	—	—	1	—	—	—	1
Balance at September 30, 2023	682,896	$1,304	(367,662)	$(4,397)	$7,673	$(642)	$70	$4,008

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2023	683,241	$1,312	(367,551)	$(4,390)	$7,763	$(916)	$68	$3,837
Net earnings	—	—	—	—	4,040	—	4	4,044
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	4	—	4
Common dividends	—	—	—	—	(185)	—	—	(185)
Treasury stock purchases	—	—	(16,530)	(1,075)	—	—	—	(1,075)
Treasury shares reissued	—	—	74	13	—	—	—	13
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	808	72	—	—	—	—	—	72
Distributions from deferred compensation plans and other activity	—	—	—	45	—	—	—	45
Balance at September 30, 2024	684,049	$1,384	(384,007)	$(5,407)	$11,618	$(912)	$72	$6,755

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2022	682,144	$1,260	(368,036)	$(4,429)	$7,309	$(679)	$66	$3,527
Net earnings	—	—	—	—	553	—	4	557
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	37	—	37
Common dividends	—	—	—	—	(189)	—	—	(189)
Treasury stock purchases	—	—	(60)	(3)	—	—	—	(3)
Treasury shares reissued	—	—	434	23	—	—	—	23
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	752	44	—	—	—	—	—	44
Other activity	—	—	—	12	—	—	—	12
Balance at September 30, 2023	682,896	$1,304	(367,662)	$(4,397)	$7,673	$(642)	$70	$4,008

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

On April 24, 2024, Ball’s Board of Directors approved the repurchase by the company of up to a total of 40 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)		Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2023	$(380)	$(537)	(a)	$1	$(916)
Other comprehensive earnings (loss) before reclassifications	(91)	(2)		7	(86)
Amounts reclassified into earnings	—	7		(11)	(4)
Aerospace disposal	—	94		—	94
Balance at September 30, 2024	$(471)	$(438)		$(3)	$(912)

(a) Includes amounts associated with the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan.

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$1	$29	$(5)	$40
Commodity contracts recorded in cost of sales	7	(31)	(3)	(47)
Currency exchange contracts recorded in selling, general and administrative	(36)	31	12	34
Interest rate contracts recorded in interest expense	3	3	9	5
Total before tax effect	(25)	32	13	32
Tax benefit (expense) on amounts reclassified into earnings	7	(9)	(2)	(9)
Recognized gain (loss), net of tax	$(18)	$23	$11	$23

Amortization and disposal of pension and other postretirement benefits: (a)
Actuarial gains (losses) (b)	$(3)	$—	$(9)	$3
Prior service income (expense) (b)	—	—	(1)	(1)
Aerospace disposal	—	—	(127)	—
Total before tax effect	(3)	—	(137)	2
Tax benefit (expense) on amounts reclassified into earnings	1	—	36	—
Recognized gain (loss), net of tax	$(2)	$—	$(101)	$2
(a)	Includes amounts associated with the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan
(b)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.    Earnings and Dividends Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts; shares in thousands)	2024	2023	2024	2023

Earnings from continuing operations attributable to Ball Corporation, net of tax	$191	$132	$427	$382
Discontinued operations, net of tax	6	71	3,613	171
Net earnings attributable to Ball Corporation	$197	$203	$4,040	$553

Basic weighted average common shares	302,406	314,983	308,851	314,596
Effect of dilutive securities	2,813	2,313	2,823	2,342
Weighted average shares applicable to diluted earnings per share	305,219	317,296	311,674	316,938

Basic - continuing operations	$0.63	$0.42	$1.38	$1.22
Basic - discontinued operations	0.02	0.22	11.70	0.54
Per basic share	$0.65	$0.64	$13.08	$1.76

Diluted - continuing operations	$0.63	$0.42	$1.37	$1.20
Diluted - discontinued operations	0.02	0.22	11.59	0.54
Per diluted share	$0.65	$0.64	$12.96	$1.74

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded options totaled approximately 5 million and 4 million for the three months ended September 30, 2024 and 2023, respectively, and 5 million and 4 million for the nine months ended September 30, 2024 and 2023, respectively.

The company declared and paid dividends of $0.20 per share for the three months ended September 30, 2024 and 2023, and $0.60 per share for the nine months ended September 30, 2024 and 2023.

20.    Financial Instruments and Risk Management

Policies and Procedures

The company employs established risk management policies and procedures, which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates, net investments in foreign operations and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to offset any amounts owed with regard to open derivative positions.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Net Investments in Foreign Operations Risk – The company is exposed to changes in foreign currencies impacting its net investments held in foreign subsidiaries. The company’s objective in managing exposure to net investments in foreign operations is to limit the foreign exchange translation risk associated with its net investments in non-U.S. Dollar foreign entities. The company uses fixed-for-fixed cross currency swaps to achieve this objective.

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	September 30, 2024
Commercial risk area	Commodity	Currency	Interest Rate

Notional amount of contracts	$1,088	$2,613	$600
Net gain (loss) included in AOCI, after-tax	(2)	(1)	—
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	(2)	8	2

Longest duration of forecasted cash flow hedge transactions in years	1	1	3

In July 2024, we entered into and designated two net investment hedges against the net assets of our euro denominated operations. We utilized cross-currency interest rate swaps for which the notional amounts of €250 million and €600 million mature in the first quarter of 2027 and the second quarter of 2029, respectively. As we have designated each of these cross currency swaps as net investment hedges, we record changes in fair value due to fluctuations in the spot rate to accumulated other comprehensive earnings (AOCI). Gains and losses remain in AOCI until a sale or upon complete or substantially complete liquidation of the respective underlying net investment in the foreign entity. As of September 30, 2024, a $15 million net loss remained in AOCI, after tax. The changes in fair value of the swaps attributable to changes other than those due to fluctuations in the spot rate are excluded from the assessment of hedge effectiveness and are recorded as a reduction to interest expense over the life of the hedge in the unaudited condensed consolidated statements of earnings. The reduction in interest expense from these excluded components for the three and nine months ended September 30, 2024, was $2 million.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of September 30, 2024, and December 31, 2023, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		September 30, 2024
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$24	$—	$24
Currency contracts		—	5	5
Interest rate and other contracts		3	5	8
Total current derivative contracts	Other current assets	$27	$10	$37

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent assets	$1	$—	$1

Liabilities:
Commodity contracts		$24	$—	$24
Currency contracts		—	14	14
Interest rate and other contracts		1	—	1
Total current derivative contracts	Other current liabilities	$25	$14	$39

Commodity contracts		$1	$—	$1
Currency contracts		4	—	4
Interest rate and other contracts		3	—	3
Net investment hedge		20	—	20
Total noncurrent derivative contracts	Other noncurrent liabilities	$28	$—	$28

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2023
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$20	$—	$20
Currency contracts		65	13	78
Interest rate and other contracts		9	2	11
Total current derivative contracts	Other current assets	$94	$15	$109

Currency contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent assets	$1	$—	$1

Liabilities:
Commodity contracts		$19	$—	$19
Currency contracts		—	30	30
Interest rate and other contracts		3	—	3
Total current derivative contracts	Other current liabilities	$22	$30	$52

Currency contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$—	$1

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, cross currency swaps and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR), London Inter-Bank Offered Rate (LIBOR) or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 30, 2024, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the unaudited condensed consolidated statements of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended September 30,
		2024		2023
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$1	$—	$29	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	7	9	(31)	13
Interest rate contracts - manage exposure for outstanding debt	Interest expense	3	—	3	(2)
Currency contracts - manage currency exposure	Selling, general and administrative	(36)	(29)	31	51
Equity contracts	Selling, general and administrative	—	9	—	(20)
Total		$(25)	$(11)	$32	$42

		Nine Months Ended September 30,
		2024		2023
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(5)	$—	$40	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(3)	3	(47)	12
Interest rate contracts - manage exposure for outstanding debt	Interest expense	9	—	5	(7)
Currency contracts - manage currency exposure	Selling, general and administrative	12	27	34	49
Equity contracts	Selling, general and administrative	—	12	—	(5)
Total		$13	$42	$32	$49

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023

Amounts reclassified into earnings:
Commodity contracts	$(8)	$2	$8	$7
Interest rate contracts	(3)	(3)	(9)	(5)
Currency exchange contracts	36	(31)	(12)	(34)
Change in fair value of hedges:
Commodity contracts	(16)	(35)	(6)	(11)
Interest rate contracts	(14)	6	2	28
Currency exchange contracts	(34)	31	11	29
Net investment contracts	(20)	—	(20)	—
Currency and tax impacts	16	11	7	(1)
	$(43)	$(19)	$(19)	$13

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $26 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at September 30, 2024. Based on the information available at the present time, any reasonably possible loss that may be incurred in excess of the recorded accruals cannot be estimated.

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

22.    Indemnifications and Guarantees

General Guarantees

The company or its appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees are in contracts to which the company or its subsidiaries are a party, including agreements with customers of the subsidiaries in connection with the sales of their packaging products and services; guarantees to suppliers of subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, construction contract, renewable energy purchase contract or other commitment; guarantees in respect of certain non-U.S. subsidiaries’ pension plans; indemnities for liabilities associated with the infringement of third-party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Global Economic Environment

Recent data has indicated continued high inflation in the regions where we operate. Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal and monetary policies, changes in interest rates, and changing demand for certain goods and services. We cannot predict with any certainty the impact that interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, or the continuation or escalation of global conflicts, including the conflict between Russia and Ukraine and the rising instability in the Middle East and Myanmar, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Consolidated Sales and Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023

Net sales	$3,082	$3,111	$8,915	$9,159
Net earnings attributable to Ball Corporation	197	203	4,040	553
Net earnings attributable to Ball Corporation as a % of net sales	6%	7%	45%	6%

Sales in the three months ended September 30, 2024, decreased $29 million compared to the same period in 2023 primarily due to a decrease of $17 million from price/mix. Sales in the nine months ended September 30, 2024, decreased $244 million compared to the same period in 2023 primarily due to decreases of $232 million resulting mainly from lower aluminum prices and $70 million from lost volumes as a result of the 2023 fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility, partially offset by an increase of $33 million from higher volumes.

Net earnings attributable to Ball Corporation for the three months ended September 30, 2024, decreased $6 million compared to the same period in 2023 primarily due to a decrease of $65 million from lower discontinued operations, net of tax and an increase in costs of $56 million from business consolidation and other activities, partially offset by increases of $55 million from lower interest expense and $49 million from the results of the reportable segments discussed below. Net earnings attributable to Ball Corporation for the nine months ended September 30, 2024, increased $3.49 billion compared to the same period in 2023 primarily due to increases of $3.44 billion from discontinued operations, net of tax, $132 million from the results of the reportable segments discussed below, $123 million from lower interest expense and $36 million from higher interest income in corporate undistributed expenses, net, partially offset by increases in costs of $128 million from business consolidation and other activities and $82 million from incremental compensation cost from the successful sale of the aerospace business.

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

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,425 million and $2,512 million for the three months ended September 30, 2024 and 2023, respectively, and $7,065 million and $7,450 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts represented 79 percent and 81 percent of consolidated net sales for the three months ended September 30, 2024 and 2023, respectively, and 79 percent and 81 percent of consolidated net sales for the nine months ended September 30, 2024 and 2023, respectively. The decrease for the three months ended September 30, 2024, was primarily due to lower manufacturing costs, including lower aluminum costs of $41 million, and other items discussed in the reportable segment sections below. The decrease for the nine months ended September 30, 2024, was primarily due to lower manufacturing costs, including lower aluminum costs of $269 million and lower freight costs of $53 million, and other items discussed in the reportable segment sections below.

Depreciation and Amortization

Depreciation and amortization expense was $150 million and $152 million for the three months ended September 30, 2024 and 2023, respectively, and $460 million and $449 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts represented 5 percent of consolidated net sales for the three and nine months ended September 30, 2024 and 2023. The increase for the nine months ended September 30, 2024, was primarily due to the company’s larger depreciable asset base.

Selling, General and Administrative

Selling, general and administrative was $142 million and $133 million for the three months ended September 30, 2024 and 2023, respectively, and $518 million and $409 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts represented 5 percent and 4 percent of consolidated net sales for the three months ended September 30, 2024 and 2023, respectively, and 6 percent and 4 percent of consolidated net sales for the nine months ended September 30, 2024 and 2023, respectively. The increase for the nine months ended September 30, 2024, was primarily due to increased compensation costs of $98 million, including incremental compensation cost from the successful sale of the aerospace business consisting of cash bonuses and stock based compensation.

Business Consolidation and Other Activities

Business consolidation and other activities resulted in charges of $85 million and $29 million for the three months ended September 30, 2024 and 2023, respectively, and charges of $171 million and $43 million for the nine months ended September 30, 2024 and 2023, respectively. The amounts in 2024 and 2023 primarily included facility shutdown costs. Further details regarding business consolidation and other activities are provided in Note 6.

Interest Income

Interest income was $14 million and $12 million for the three months ended September 30, 2024 and 2023, respectively, and $58 million and $23 million for the nine months ended September 30, 2024 and 2023, respectively. The increases in interest income for the three and nine months ended September 30, 2024, were primarily due to the higher amount of cash on hand in 2024 from the aerospace sale.

Interest Expense

Interest expense was $67 million and $122 million for the three months ended September 30, 2024 and 2023, respectively, and $228 million and $351 million for the nine months ended September 30, 2024 and 2023, respectively. Interest expense as a percentage of average borrowings decreased by approximately 50 basis points from 5.1 percent for the three months ended September 30, 2023, to 4.6 percent for the three months ended September 30, 2024, and remained constant at 4.9 percent for the nine months ended September 30, 2024 and 2023. The interest expense decrease for the three months ended September 30, 2024, was primarily driven by a decrease of $29 million from a smaller amount of weighted average principal outstanding during the quarter, resulting mainly from the use of proceeds from the aerospace disposal, and a decrease of $26 million from lower weighted average interest rates on outstanding debt during the quarter. The interest expense decrease for the nine months ended September 30, 2024, was driven by a smaller amount of weighted average principal outstanding during the year, resulting mainly from the use of proceeds from the aerospace disposal. The company expects to carry a smaller amount of weighted average principal throughout 2024 compared to 2023, with nearly all amounts outstanding having fixed rates. See Note 15 for further details.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2024, was 18.5 and 22.3 percent, respectively, compared to 25.7 percent and 22.3 percent for the same periods in 2023. The decrease of 7.2 percentage points for the three months ended September 30, 2024, was primarily due to increased tax benefits from state and local tax credits. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the three reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023

Net sales	$1,456	$1,541	$4,328	$4,582
Comparable operating earnings	203	196	605	554
Comparable operating earnings as a % of segment net sales	14%	13%	14%	12%

Ball permanently ceased production at its aluminum beverage can manufacturing facility in St. Paul, Minnesota in the first quarter of 2023, permanently ceased production at its aluminum beverage can manufacturing facility in Wallkill, New York in the third quarter of 2023, permanently discontinued plans to construct a beverage can plant in North Las Vegas in the third quarter of 2023 and permanently ceased production at its aluminum beverage can manufacturing facility in Kent, Washington in the first quarter of 2024.

Segment sales for the three and nine months ended September 30, 2024, were $85 million lower and $254 million lower, respectively, compared to the same periods in 2023. The decrease for the three months ended September 30, 2024, was primarily due to decreases of $49 million from lower volumes and $37 million from price/mix. The decrease for the nine months ended September 30, 2024, was primarily due to decreases of $203 million from price/mix and $51 million from lower volumes.

Comparable operating earnings for the three and nine months ended September 30, 2024, were $7 million higher and $51 million higher, respectively, compared to the same periods in 2023. The increase for the three months ended September 30, 2024, was primarily due to increases of $30 million from price/mix and $16 million from lower costs, partially offset by a decrease of $21 million from lower volumes. The increase for the nine months ended September 30, 2024, was primarily due to increases of $64 million from price/mix and $50 million from lower costs, partially offset by decreases of $32 million from income recognized in 2023 from the termination of a long term power supply contract that offset higher energy costs and $12 million from lower volumes.

Beverage Packaging, EMEA

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023

Net sales	$950	$902	$2,640	$2,656
Comparable operating earnings	128	103	326	274
Comparable operating earnings as a % of segment net sales	13%	11%	12%	10%

Segment sales for the three and nine months ended September 30, 2024, were $48 million higher and $16 million lower, respectively, compared to the same periods in 2023. The increase for the three months ended September 30, 2024, was primarily due to higher volumes. The decrease for the nine months ended September 30, 2024, was primarily due to a decrease of $70 million resulting mainly from lower aluminum prices, partially offset by an increase of $56 million from higher volumes.

Comparable operating earnings for the three and nine months ended September 30, 2024, were $25 million higher and $52 million higher, respectively, compared to the same periods in 2023. The increase for the three months ended September 30, 2024, was primarily due to higher volumes. The increase for the nine months ended September 30, 2024, was primarily due to increases of $32 million from price/mix and $19 million from higher volumes, partially offset by a decrease of $20 million from higher costs.

Beverage Packaging, South America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023

Net sales	$484	$489	$1,388	$1,344
Comparable operating earnings	78	61	170	141
Comparable operating earnings as a % of segment net sales	16%	12%	12%	10%

Ball permanently ceased production at its aluminum beverage can manufacturing facility in Pouso Alegre, Brazil in the third quarter of 2024.

Segment sales for the three and nine months ended September 30, 2024, were $5 million lower and $44 million higher, respectively, compared to the same periods in 2023. The decrease for the three months ended September 30, 2024, was primarily due to a decrease of $23 million from lower volumes, partially offset by an increase of $18 million from price/mix and higher aluminum prices. The increase for the nine months ended September 30, 2024, was primarily due to increases of $31 million from price/mix and $13 million from higher volumes.

Comparable operating earnings for the three and nine months ended September 30, 2024, were $17 million higher and $29 million higher, respectively, compared to the same periods in 2023. The increases for the three and nine months ended September 30, 2024, were primarily due to increases from price/mix.

Management Performance Measures

Management internally uses various measures to evaluate company performance such as comparable operating earnings (earnings before interest expense, taxes and business consolidation and other non-comparable items); comparable net earnings (net earnings attributable to Ball Corporation before business consolidation and other non-comparable items after tax); comparable diluted earnings per share (comparable net earnings divided by diluted weighted average shares outstanding); return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest expense, taxes, depreciation and amortization (EBITDA); and diluted earnings per share. In addition, management uses operating cash flows, free cash flow (cash flows from operating activities less capital expenditures; and, it may be adjusted for additional items that affect comparability between periods) and adjusted free cash flow (free cash flow adjusted for payments made for income tax liabilities related to the aerospace disposition and other material dispositions) as measures to evaluate the company’s liquidity. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria that management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods, including business consolidation and other non-comparable items.

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

	Nine Months Ended September 30,
($ in millions)	2024	2023

Cash flows provided by (used in) operating activities	$(385)	$1,127
Cash flows provided by (used in) investing activities	5,181	(826)
Cash flows provided by (used in) financing activities	(3,998)	490

Cash flows from the historical aerospace reportable segment are presented within each cash flow statement category in the consolidated statements of cash flows. Depreciation and amortization, capital expenditures and significant operating and investing noncash items of the aerospace discontinued operation are presented in Note 4.

Cash flows used in operating activities were $385 million in 2024, primarily driven by working capital outflows of $630 million. On February 16, 2024, the company completed the divestiture of the aerospace business. We currently estimate a cash tax of $950 million to be recorded as a cash outflow from operations in 2024, of which $484 million has been paid as of September 30, 2024. See Note 4 for further details. In an elevated interest rate environment, payment terms with our customers and vendors become a more important element of total mix of information used to negotiate our contract terms. At September 30, 2024, days sales outstanding, net of factored receivables, was 78 days; therefore, a change of one day in days sales outstanding will impact cash flows provided by (used in) operating activities by $34 million. At September 30, 2024, days payable outstanding was 117 days; therefore, a change of one day in days payable outstanding will impact cash flows provided by (used in) operating activities by $27 million. At September 30, 2024, days inventory outstanding was 51 days; therefore, a change of one day in days inventory outstanding will impact cash flows provided by (used in) operating activities by $27 million.

Cash flows provided by investing activities were $5.18 billion in 2024, primarily driven by the initial cash proceeds received at close from the sale of the aerospace business of $5.42 billion, which is subject to further customary closing adjustments.

Cash flows used in financing activities were $4.00 billion in 2024, primarily driven by net repayments of long-term borrowings of $2.83 billion and repurchases of common stock of $1.06 billion. See Note 15 for further details on the company’s borrowings, and additional amounts available.

We have entered into several regional accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.63 billion and $2.00 billion at September 30, 2024 and December 31, 2023, respectively. A total of $702 million and $350 million were available for sale under these programs as of September 30, 2024, and December 31, 2023, respectively. The combined limit and available for sale amount as of December 31, 2023, included $160 million and $97 million, respectively, associated with receivable factoring programs included within the historical aerospace reportable segment. The company has recorded expense related to its factoring programs of $12 million and $29 million for the three months ended September 30, 2024 and 2023, respectively, and $35 million and $69 million for the nine months ended September 30, 2024 and 2023, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

The company has several regional supplier finance programs with various financial institutions that act as the paying agent for certain payables of the company. The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $432 million and $703 million at September 30, 2024 and December 31, 2023, respectively. Our payment terms are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers decide to factor their receivables with the financial institutions; therefore, we do not believe that future changes in the availability of supplier finance programs will have a significant impact on our liquidity.

Contributions to the company’s defined benefit pension plans were $24 million in the first nine months of 2024 compared to $13 million in the same period of 2023, and such contributions are expected to be approximately $30 million for the full year of 2024. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

The company expects that 2024 capital expenditures for property, plant and equipment will likely be in the range of $650 million. Approximately $167 million of capital expenditures for property, plant and equipment were contractually committed as of September 30, 2024, and the company intends to return approximately $245 million to shareholders in the form of dividends for the full year 2024, inclusive of the cash dividend of 20 cents per share, payable December 16, 2024, to shareholders of record as of December 2, 2024.

As of September 30, 2024, approximately $820 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases totaled $1.06 billion during the nine months ended September 30, 2024, compared to $3 million of repurchases during the same period of 2023. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings. The company plans to continue capital return to shareholders via an estimated $1.4 billion in share repurchases in 2024 using cash from the aerospace divestiture and operating activities.

On April 24, 2024, Ball’s Board of Directors approved the repurchase by the company of up to a total of 40 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $5.82 billion and $8.62 billion was outstanding at September 30, 2024, and December 31, 2023, respectively.

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

The company’s senior credit facilities include a $1.35 billion term loan and long-term, multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At September 30, 2024, approximately $1.72 billion was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to these facilities, the company had $193 million of committed short-term loans outstanding and a $25 million short-term finance lease outstanding. The company also had approximately $1.04 billion of short-term uncommitted credit facilities available at September 30, 2024, of which $42 million was outstanding and due on demand. At December 31, 2023, the company had $196 million of committed short-term loans outstanding and $13 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with the leverage ratio requirement at September 30, 2024, and for all prior periods presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. As of September 30, 2024, the company could borrow an additional $2.39 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report. In July 2024, we entered into and designated two net investment hedges against the net assets of our euro denominated operations. See Note 20 for further details.

Argentina

See Note 1 for information relevant to economic and other government policies that may have an impact on the financial condition, liquidity and capital resources of the company’s Argentina operations.

Aluminum Cups

See Note 1 for considerations regarding the Ball Aluminum Cups business as the company assesses options for how to best position the business for future success.

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

The following summarized financial information relates to the obligor group as of September 30, 2024, and December 31, 2023. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated. The results and balance sheet information of the historical aerospace reportable segment are included in the following summarized financial information of the obligor group as of and for the year ended December 31, 2023, as the guarantees of the aerospace business legal entities were in effect through that date. On February 16, 2024, the company completed the divestiture of the aerospace business. As such, the following summarized financial information of the obligor group as of and for the nine months ended September 30, 2024, does not include results and balance sheet information of the historical aerospace reportable segment.

	Nine Months Ended	Year Ended
($ in millions)	September 30, 2024	December 31, 2023

Net sales	$5,156	$8,962
Gross profit (a)	639	1,074
Net earnings	3,905	493
Net earnings attributable to Ball Corporation	3,905	493
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $142 million for the nine months ended September 30, 2024, and $272 million for the year ended December 31, 2023.

For the nine months ended September 30, 2024, and the year ended December 31, 2023, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $946 million and $1.13 billion, respectively, net credits from them of $54 million and $38 million, respectively, and net interest income from them of $252 million and $344 million, respectively. The obligor group received dividends from other subsidiary companies of $38 million and $814 million, during the nine months ended September 30, 2024, and the year ended December 31, 2023, respectively.

	September 30,	December 31,
($ in millions)	2024	2023

Current assets	$2,562	$2,339
Noncurrent assets	15,308	15,955
Current liabilities	4,245	5,163
Noncurrent liabilities	8,453	10,857

Included in the amounts disclosed in the table above, at September 30, 2024, and December 31, 2023, the obligor group held receivables due from other subsidiary companies of $472 million and $768 million, respectively, long-term notes receivable due from other subsidiary companies of $10.53 billion and $10.20 billion, respectively, payables due to other subsidiary companies of $1.80 billion and $1.83 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.17 billion and $2.32 billion, respectively.

A description of the terms and conditions of the company’s debt guarantees is located in Note 22 of Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company employs established risk management policies and procedures which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates, net investments in foreign operations and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to set off any amounts owed with regard to open derivative positions. Further details are available in Item 7A within Ball’s 2023 Annual Report on Form 10-K filed on February 20, 2024, and in Note 20 accompanying the consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “believes,” and similar expressions typically identify forward looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements, and they should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. Ball undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in Ball’s Form 10-K, which are available on Ball’s website and at www.sec.gov. Additional factors that might affect: a) Ball’s packaging segments include product capacity, supply, and demand constraints and fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather and related events such as drought, wildfires, storms, hurricanes, tornadoes and floods; footprint adjustments and other manufacturing changes, including the opening and closing of facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; changes in major customer or supplier contracts or loss of a major customer or supplier; inability to pass through increased costs; war, political instability and sanctions, including relating to the situation in Russia and Ukraine and its impact on Ball’s supply chain and its ability to operate in Europe, the Middle East and Africa regions generally; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and orders affecting goods produced by Ball or in its supply chain, including imported raw materials; and b) Ball as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory actions or issues including those related to tax, environmental, social and governance reporting, competition, environmental, health and workplace safety, including U.S. Federal Drug Administration and other actions or public concerns affecting products filled in Ball’s containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; inflation; rates of return on assets of Ball’s defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies; reduced cash flow; interest rates affecting Ball’s debt; successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on Ball’s operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended September 30, 2024, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 1A. Risk Factors

There were no changes required to be reported under Item 1A for the three months ended September 30, 2024; however, upon the sale of the aerospace business on February 16, 2024, the risk factors related to the aerospace business are no longer relevant.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the company’s repurchases of its common stock during the third quarter of 2024.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 31, 2024	2,447,182	$61.17	2,447,182	32,779,905
August 1 to August 31, 2024	2,210,899	63.79	2,210,899	30,569,006
September 1 to September 30, 2024	1,557,765	66.46	1,557,765	29,011,241
Total	6,215,846		6,215,846
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which 40 million shares were authorized for repurchase by Ball’s Board of Directors.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended September 30, 2024.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended September 30, 2024.

Item 6.     Exhibits

2.1	Stock Purchase Agreement, dated as of August 16, 2023, by and among Ball Corporation, BAE Systems, Inc., and, solely for the purposes set forth therein, BAE Systems plc

3(ii)	Bylaws of Ball Corporation as amended, filed herewith.

22	Obligor group subsidiaries of Ball Corporation

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Daniel W. Fisher, Chairman and Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Howard H. Yu, Executive Vice President and Chief Financial Officer of Ball Corporation.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Condensed Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Howard H. Yu
Howard H. Yu
Executive Vice President and Chief Financial Officer

Date:	October 31, 2024