Form 10-K
period 2024-12-31
BALL Corp
filed 2025-02-20
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $18.36 billion based upon the closing market price and common shares outstanding as of June 30, 2024.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 18, 2025
Common Stock, without par value	282,822,891 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy statement to be filed with the Commission within 120 days after December 31, 2024, to the extent indicated in Part III.

Ball Corporation

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2024

PART I.

Item 1. Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of aluminum packaging for the beverage, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our sustainable, aluminum packaging products are produced for a variety of end uses and are manufactured in facilities around the world. In 2024, our total consolidated net sales were $11.80 billion. In the third quarter of 2023, Ball entered into a Stock Purchase Agreement (Agreement) with BAE Systems, Inc. (BAE) and, for the limited purposes set forth therein, BAE Systems plc, to sell all outstanding equity interests in Ball’s aerospace business to BAE. On February 16, 2024, the company completed the divestiture of the aerospace business. See Note 4 for further details.

Our largest product line is aluminum beverage containers and we also produce extruded aluminum aerosol containers, recloseable aluminum bottles across multiple consumer categories, aluminum slugs and aluminum cups. At December 31, 2024, the assets and liabilities of the aluminum cups operating segment are presented as current assets held for sale and current liabilities held for sale on the consolidated balance sheet. See Note 4 for further details.

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

Our Strategy

We exist to unlock the infinite potential of aluminum to advance a world free from waste. By leveraging our competitive advantages of bringing our scale to sustainability, the power of our partnerships and the unmatched talent of our people we will deliver on our promise of We Care… We Work… We Win…

We maintain a clear and disciplined financial strategy focused on executing an efficient operating model to deliver comparable diluted earnings per share growth in excess of 10 percent per annum over the long-term, maximize cash flow, increase Economic Value Added (EVA®) dollars and return value to shareholders.

The cash generated by our businesses is used primarily: (1) to finance the company’s operations, (2) to service the company’s debt, (3) to return value to our shareholders via stock buybacks and dividend payments, and (4) to fund organic or inorganic growth investments. From time to time, we have evaluated and expect to continue to evaluate possible transactions that we believe will benefit the company and our shareholders, which may include strategic acquisitions, divestitures of parts of our company or equity investments. At any time, we may be engaged in discussions or negotiations at various stages of development with respect to one or more possible transactions or may have entered into non-binding letters of intent. As part of any such initiatives, we may participate in processes being run by other companies or leading our own activities. The compensation of many of our employees is tied to the company’s performance through our EVA®-based incentive programs.

Sustainability

At Ball Corporation, we deliver circular aluminum packaging solutions and exist to unlock the infinite potential of aluminum to advance a world free from waste.

Our approach to sustainability has evolved over the past 20 years. Today, Ball’s sustainability strategy is driven by high standards around carbon footprint reduction and the circularity of our products. Utilizing strategic partnerships across our value chain, we work to simplify sustainability for our customers by delivering scalable solutions that enable us to win together. This includes aligning our own 2030 Sustainability Goals and strategy to our customers’ climate-related targets, sustainability goals and regulatory requirements.

We focus our sustainability efforts on environmental, social and governance impacts. Our vision is to advance sustainability through aluminum packaging. This is exhibited through our commitment to achieve a science-based 55 percent reduction in our greenhouse gas (GHG) footprint by 2030 and net zero carbon emissions prior to 2050. In addition, Ball is committed to hiring, training and retaining a highly qualified and high-performing employee population to work in our manufacturing facilities and offices, and we do so with the intention of having a skilled and engaged workforce.

Our innovation and manufacturing teams around the world focus on continuously driving operational excellence in support of Ball’s resource efficiency goals. This drives process optimization, including products designed for optimum metal efficiency, real time monitoring to improve energy efficiency and reuse of water, as well as the reduction of waste and spoilage within our manufacturing plants. Our commitment extends beyond our walls and includes purchasing aluminum from Aluminum Stewardship Initiative (ASI) certified sustainable sources and reducing value chain emissions, all in order to facilitate the achievement of Ball and its customers’ sustainability targets.

Today’s consumers are increasingly choosing brands based on their sustainability credentials. Ball customers understand this growing priority and their unique position in impacting the environment, especially through the packaging materials they use. In addition, with growing packaging design regulations around the world, aluminum cans are well positioned to incur low compliance costs due to circularity credentials, such as favorable recycling rates and recycled content. As of 2023, Ball beverage cans contained 70 percent recycled content on average globally. Aluminum packaging unlocks the full potential of packaging to help customers convey their purpose to consumers, while limiting regulatory exposure. We are committed to moving toward a truly circular economy, where materials can be, and actually are, used again and again.

Aluminum cans, bottles and cups are an attractive option for sustainability-conscious brands with commitments to real world recyclability and increasing their usage of recycled materials in consumer packaging. Aluminum containers are designed to be recycled without losing quality and retain a high economic value, pushing aluminum collection, sorting and recycling rates to the highest of any beverage packaging material. That is why 75 percent of all aluminum ever produced is still in use today.

At a global 71 percent recycling rate with low yield losses and high product-to-product recycling loops, aluminum beverage packaging is the leader not only in recycling, but in circularity. Because recycling aluminum saves resources and uses significantly less energy than primary aluminum production, we are innovating and collaborating with our customers, supply chain, industry groups and other public and private partners to establish and financially support initiatives to increase recycling rates around the world. We work together to create effective collection and recycling systems, and educate consumers about the sustainability and circularity benefits of aluminum packaging.

At Ball, we believe our people and our culture enable our success and make it possible for us to deliver on our promises to customers, investors, communities and all of our stakeholders. We are working hard to create a culture and environment in which zero injuries become the reality, so everyone working for or within Ball gets home safe and healthy to their families and friends every day. We continue to invest in hiring, training and retaining our employees at every level across the organization to ensure we have the right people with the right skills in the right roles, and are providing them with opportunities to advance their careers. This includes a global Belonging, Inclusion and Diversity (BI&D) strategy, which ensures we have a sustainable workforce, and foster a safe and inclusive work environment where everyone feels they belong and are valued for their differences and contributions. A focus on BI&D among individuals and teams helps to unleash ideas and fuel innovation, driving growth and economic value throughout our global organization.

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

The company’s focus towards sustainability has been recognized by external organizations. For the seventh year in a row, Ball received an A- score in CDP’s climate change program. In addition, Ball earned a MSCI AAA ESG rating, received a Gold Medal in recognition of overall sustainability achievements through EcoVadis and was recognized as one of America’s Most Responsible Companies by Newsweek.

Human Capital and Employees

Ball Corporation’s people are its greatest asset and we are proud to outline the material aspects of our human capital program. At the end of 2024, the company and its subsidiaries employed approximately 16,000 employees, including approximately 5,000 employees in the U.S. Details of collective bargaining agreements are included within Item 1A, Risk Factors of this annual report.

Our Culture

Embracing our rich 145-year history, we are a company that respects and values each of our employees and their collective desire to deliver value to all our stakeholders. We embrace our diversity and are “one Ball” in valuing:

●	Leading with integrity;
●	Working to create an enduring impact; and
●	Winning through our customer focus

Belonging, Inclusion & Diversity

At Ball, fostering a workplace where every employee feels valued and empowered to contribute their best work has been an essential part of our success. Since 2015, we have had a dedicated focus on inclusion, recognizing that a diverse workforce enhances innovation, collaboration, and business outcomes. In 2024, we expanded this focus to include Belonging, reinforcing our commitment to creating an environment where all employees feel respected, connected, and supported in their professional growth.

Our Global Inclusion Council, sponsored by our Chief Executive Officer and Chief Human Resources Officer, serves as a platform for collaboration and alignment on key Belonging, Inclusion & Diversity (BI&D) priorities. Our leaders across all business segments are committed to cultivating a workplace where every employee can thrive. We remain committed to furthering our efforts in ensuring a highly qualified workforce – diverse and non-diverse, reinforcing our belief that an inclusive and engaged workforce drives long-term business success.

Our approach to BI&D is integrated into our broader talent and business strategy. We prioritize fostering an inclusive culture, ensuring equitable access to opportunities, and supporting a workplace that reflects the diverse perspectives of the communities where we operate.

Talent

Attracting, developing and retaining top talent is essential to our success. Over the past decade, we have expanded our talent management organization with dedicated acquisition and development functions, implementing rigorous hiring processes and standardized assessments to align with our cultural values and strategic goals.

Embedded in our approach is the “Inspire, Connect, Achieve” leadership framework, which defines clear behaviors for people leaders to drive performance and cultural alignment. We have also strengthened succession planning through a holistic strategy that combines challenging assignments, formal development plans and professional coaching to build a strong pipeline of future leaders.

These efforts ensure we maintain a high-performing, engaged workforce ready to achieve our long-term objectives.

Training and Development

We are committed to fostering a culture of continuous learning and development, equipping our employees with the skills and resources needed to thrive in a rapidly evolving business environment. To complement this, our performance enablement approach prioritizes employee growth and continuous improvement. The performance enablement methodology encourages regular, meaningful performance conversations between managers and employees, while actively mitigating bias and fostering a fair and enriching developmental experience. These efforts enhance the data available for talent discussions and decision-making.

We believe that investing in our employees’ growth is essential to driving both individual and organizational success, which is why we provide comprehensive resources to support learning and development at all levels:

●	Ball Academy Platform: A seamless and unified learning experience designed to help employees thrive, grow and achieve their fullest potential.
●	Leadership Development Programs: Tailored programs for leaders at all levels that blend theoretical knowledge with practical application.
●	LinkedIn Learning Access: Available to all employees for self-paced learning and skill enhancement.
●	Professional Coaching: Personalized development opportunities through a partnership with a global coaching firm.
●	Educational Support: Tuition reimbursement and instructional programs for continuous learning.
●	Leadership Communications: Monthly newsletters for leaders addressing timely topics such as team wellbeing, managing change, setting goals, improving team performance, fostering belonging and inclusion and sharing effective leadership practices.
●	Compliance Training: Annual training on compliance, antitrust, bribery, corruption and our business code of conduct for key management, sales and supply chain personnel.

These initiatives reflect our commitment to investing in our employees’ development, enhancing their skills and cultivating a culture of continuous learning and growth.

Employee Engagement

In 2024, Ball Corporation faced a year of transformation, introducing a new operating model and brand identity. Amid these changes, the company prioritized keeping employees informed and engaged, underscoring its commitment to fostering trust and unity across the organization.

An employee engagement survey conducted in October 2024 demonstrated the resilience of Ball's workforce. With an impressive global response rate of 81 percent, the survey revealed strong alignment with the company’s vision and values. Employees expressed pride in being part of Ball and confidence in its future. Engagement levels remained robust, with scores exceeding or meeting industry norms in key areas, including overall engagement and inclusion and belonging.

Insights from the employee engagement survey are guiding Ball's efforts to develop action plans that address employee feedback and build on the company’s strengths. As Ball looks to 2025, the focus remains on driving higher engagement and advancing team effectiveness to sustain a culture of collaboration and innovation.

Total Rewards

Our global total rewards philosophy enables business performance by offering comprehensive total rewards that attract, retain and motivate our employees and promote their overall wellbeing. In addition, our competitive pay positioning strategy allows employees to share in business success and be rewarded through a variety of compensation opportunities reflective of their individual potential and contributions. Base pay is positioned in a competitive range of the applicable market median in each jurisdiction, differentiated based on skills, knowledge and experience, and designed to attract and retain the best talent. Beginning in 2025, we have introduced a common enterprise-wide approach for enabling individual performance and delivering competitive incentive rewards, which are key to advancing our business and strengthening our One Ball winning culture. Our short-term incentive plan for salaried employees will reward individual performance as well as company performance, thereby encouraging a high-performing culture. Long-term incentives for our most senior employees aid retention and provide a longer-term focus on key business metrics. We also have programs which provide additional opportunity for, and retention of, our employees who show the highest potential to develop into future leaders.

Health, Safety and Wellbeing

The health, safety and wellbeing of all employees is a top priority at Ball. Our environmental, health and safety function and our operations executives partner to consistently reinforce policies and procedures that are designed to reduce workplace risks and ensure safe methods of plant production, including through regular training and reporting on injuries and lost-time incidents. We sponsor a variety of health and wellbeing programs designed to support all aspects of our employees’ wellbeing, including their physical, emotional, social and financial health. In addition, the Employee Assistance Program provides employees and their families access to mental health, stress management and other support resources essential to navigating life changes and challenges.

Additional information on our human capital programs can be found in the Ball Corporation Combined Annual and Sustainability Report, which is available at www.ball.com/sustainability.

Our Reportable Segments

On February 16, 2024, the company completed the divestiture of its aerospace business. The transaction represents a strategic shift; therefore, the company’s consolidated financial statements reflect the aerospace business’ financial results as discontinued operations for all periods presented. The aerospace business was historically presented as a reportable segment. Effective as of the first quarter of 2024, the company reports its financial performance in the three reportable segments outlined below: (1) beverage packaging, North and Central America; (2) beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA) and (3) beverage packaging, South America. Ball also has investments in the U.S., Guatemala, Panama and Vietnam that are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Additional financial information related to each of our segments is included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 3 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K (annual report).

Beverage Packaging, North and Central America, Segment

Beverage packaging, North and Central America, is Ball’s largest segment, accounting for 48 percent of consolidated net sales in 2024. Aluminum beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Aluminum beverage containers and ends are produced at 16 manufacturing facilities in the U.S., one in Canada and two in Mexico. The beverage packaging, North and Central America, segment also includes interests in three investments that are accounted for using the equity method. Ball permanently ceased production at its aluminum beverage can manufacturing facility in Kent, Washington in the first quarter of 2024.

According to publicly available information and company estimates, the North American aluminum beverage container industry represents approximately 138 billion units. Five companies manufacture substantially all of the aluminum beverage containers in the U.S., Canada and Mexico. Ball, the largest producer in the region, shipped approximately 48 billion aluminum beverage containers in North and Central America in 2024, which represented approximately 34 percent of the aggregate shipments in these countries. Historically, sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage containers produced by Ball in the U.S., Canada and Mexico are made of aluminum. In North and Central America, a diverse base of more than six global suppliers provide almost all of our aluminum can and end sheet requirements.

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

We limit our exposure to changes in the cost of aluminum as a result of the inclusion of provisions in most of our aluminum beverage container sales contracts to pass-through aluminum price changes, as well as through the use of derivative instruments.

Beverage Packaging, EMEA, Segment

The beverage packaging, EMEA, segment accounted for 29 percent of Ball’s consolidated net sales in 2024. Our EMEA region operations include 19 facilities throughout Europe and one facility each in Cairo, Egypt, and Manisa, Turkey. In the third quarter of 2022, Ball completed the sale of its aluminum beverage packaging business located in Russia, which included three aluminum beverage can manufacturing facilities. For the countries in which we currently operate, the aluminum beverage container market is approximately 93 billion containers, and we are the largest producer with an estimated 39 percent of shipments in this region. The markets served by our beverage packaging, EMEA, segment, including Egypt and Turkey, are highly regional in terms of sales growth rates and packaging mix. Four companies manufacture substantially all of the metal beverage containers in EMEA. Our EMEA beverage facilities, shipped 36 billion aluminum beverage containers in 2024.

Historically, sales volumes of metal beverage containers in EMEA tend to be highest during the period from May through August, with a smaller increase in demand leading up to the winter holiday season in the U.K. Much like in other parts of the world, the aluminum beverage container competes aggressively with other packaging materials used by the beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is utilized in the carbonated soft drink, beer, juice and water industries. These trends are evolving, however, as customers, regulators and non-governmental organizations continue to press for more sustainable packaging in the wake of the global pollution crisis. More and more brands are choosing aluminum beverage packaging because of its closed-loop recyclability and other sustainability credentials. Using a new calculation implemented by the European Union (EU) in 2022, the overall recycling rate for aluminum beverage cans in the EU, U.K., Switzerland, Norway and Iceland was approximately 75 percent in 2022.

Raw material supply contracts in this region generally have longer term agreements. Five global aluminum suppliers provide almost all of our aluminum can and end sheet requirements. The company minimizes its exchange rate risk using derivative and supply contracts in local currencies. We limit our exposure to changes in the cost of aluminum as a result of the inclusion of provisions in most of our aluminum beverage container sales contracts to pass-through aluminum price changes, as well as through the use of derivative instruments.

Beverage Packaging, South America, Segment

The beverage packaging, South America, segment accounted for 17 percent of Ball’s consolidated net sales in 2024. Our operations consist of 12 facilities—9 in Brazil and one each in Argentina, Chile and Paraguay. For the countries where we operate, the South American aluminum beverage container market is approximately 43 billion containers, and we are the largest producer in this region with an estimated 45 percent of South American shipments in 2024. Four companies currently manufacture substantially all of the aluminum beverage containers in the regions served by our beverage packaging, South America, segment. The company’s South American beverage facilities shipped approximately 19 billion aluminum beverage containers in 2024.

Historically, sales volumes of beverage containers in South America tend to be highest during the period from September through December. In South America, two global suppliers provide virtually all our aluminum can and end sheet requirements with certain requirements also being imported from Asia.

We limit our exposure to changes in the cost of aluminum as a result of the inclusion of provisions in most of our aluminum beverage container sales contracts to pass-through aluminum price changes, as well as through the use of derivative instruments.

Other

Other consists of a non-reportable operating segment (beverage packaging, other) that manufactures and sells aluminum beverage containers in India, Saudi Arabia and Myanmar; a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers and recloseable aluminum bottles across multiple consumer categories as well as aluminum slugs (personal & home care, formerly aerosol packaging) throughout North America, South America, Europe, and Asia; a non-reportable operating segment that manufactures and sells aluminum cups (aluminum cups); undistributed corporate expenses; and intercompany eliminations and other business activities.

Beverage Packaging, Other

Our aluminum beverage packaging operations in the beverage packaging, other, segment consist of four facilities – two in India and one each in Saudi Arabia and Myanmar. Our aluminum can and end sheet requirements are provided by several suppliers. Our manufacturing facility in Saudi Arabia, Ball United Arab Can Manufacturing Company, is an investment 51 percent owned by Ball and consolidated in our results. In November 2024, the company entered into an agreement to sell 41 percent of its share in Ball United Arab Can Manufacturing Company, which will trigger deconsolidation upon closing of the transaction. See Note 4 for further details. Additionally, Ball has ownership interests in an equity method investment in Vietnam.

Personal & Home Care

Our personal & home care (PHC) operations manufacture and sell extruded aluminum aerosol containers, recloseable aluminum bottles across multiple consumer categories, and aluminum slugs, which represented less than 5 percent of Ball’s consolidated net sales in 2024. There are 10 manufacturing facilities that manufacture these products – six in Europe and one each in Canada, Brazil, Mexico and India. Included within the PHC facility count are facilities in Lummen, Belgium and Llinars del Vallés, Spain that the company acquired in late-October 2024 through the acquisition of the entire share capital of Alucan Entec, S.A. See Note 4 for further details regarding this acquisition. The PHC market in which we operate shipped approximately 8.2 billion units in 2024 and we are one of the major producers in this market with shipments of 1.5 billion aluminum PHC containers, representing approximately 19 percent of total shipments in the market. Our aluminum PHC requirements are provided by several suppliers.

Aluminum Cups

At December 31, 2024, the assets and liabilities of the aluminum cups operating segment are presented as current assets held for sale and current liabilities held for sale on the consolidated balance sheet. See Note 4 for further details.

Patents

In the opinion of the company’s management, none of our active patents or groups of patents is material to the successful operation of our business as a whole. We manage our intellectual property portfolio to obtain the durations necessary to achieve our business objectives.

Research and Development

Research and development (R&D) efforts are primarily directed toward packaging innovation, specifically the development of new features, sizes, shapes and types of containers, as well as new uses for existing containers. Other R&D efforts seek to improve manufacturing efficiencies and the overall sustainability of our products. Our R&D activities are primarily conducted in a technical center located in Westminster, Colorado.

Where to Find More Information

Ball Corporation is subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act). Reports and other information filed with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC in Washington, D.C. The SEC maintains a website at www.sec.gov containing our reports, proxy materials and other items. The company also maintains a website at www.ball.com/investors on which it provides a link to access Ball’s SEC reports free of charge, under the link “Financial Results.”

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement; a Business Ethics Code of Conduct; and charters for its Audit Committee, Nominating/Corporate Governance Committee, Human Resources Committee and Finance Committee. These documents are available on the company’s website at www.ball.com/investors, under the link “Governance.” A copy may also be obtained upon request from the company’s corporate secretary. The company’s Combined Annual and Sustainability Report is available at www.ball.com/sustainability.

The company will post on its website the nature of any amendments to the company’s codes of ethics that apply to executive officers and directors, including the chief executive officer, chief financial officer and controller, and the nature of any waiver or implied waiver from any code of ethics granted by the company to any executive officer or director. These postings will appear on the company’s website at www.ball.com/investors, under the link “Governance.”

Nothing on our website, including postings to the “Governance” and “Financial Results” pages, or the Ball Corporation Combined Annual and Sustainability Report, or sections thereof, shall be deemed incorporated by reference into this annual report.

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

The company had $5.69 billion of interest-bearing debt at December 31, 2024. Such indebtedness could have significant consequences for our business and any investment in our securities, including:

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

Competition within the packaging industry is intense. Increases in productivity, combined with potential surplus capacity, have maintained competitive pricing pressures. The principal methods of competition in the general packaging industry are price, innovation, sustainability, service and quality. Some of our competitors may have greater financial, technical and marketing resources, and some may currently have excess capacity. Our current or potential competitors may offer products at a lower price or products that are deemed superior to ours. The global economic environment has resulted in reductions in demand for our products in some instances, which, in turn, could increase these competitive pressures.

We are subject to competition from alternative products, which could result in lower profits and reduced cash flows.

Our aluminum packaging products are subject to significant competition from substitute products, particularly plastic carbonated soft drink bottles made from PET, single serve and returnable beer bottles and other beverage containers made of glass, cardboard or other materials. Competition from plastic carbonated soft drink bottles is particularly intense in the U.S. and Europe, and there is competition from glass beer bottles in Brazil. There can be no assurance that our products will successfully compete against alternative products, which could result in a reduction in our profits or cash flows.

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

We derived approximately 54 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2024. The sizeable scope of operations inside and outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

●	political and economic instability;
●	governments’ restrictive trade policies;
●	the imposition or rescission of duties, tariffs, taxes or government royalties;
●	exchange rate risks;
●	inflation of direct input costs;
●	virus and disease outbreaks and responses thereto; and
●	difficulties in enforcement of contractual obligations and intellectual property rights.

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

We manage our exposure to currency fluctuations, particularly our exposure to fluctuations in the euro to U.S. dollar exchange rate to attempt to mitigate the effect of cash flow and earnings volatility associated with exchange rate changes. We primarily use derivative instruments to manage our currency exposures and, as a result, we experience gains and losses on these derivative positions, which are offset by the impact of currency fluctuations on existing assets and liabilities.

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

We have a significant amount of goodwill recorded on our consolidated balance sheet as of December 31, 2024. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of our reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

If the investments in Ball’s pension plans, or in the multi-employer pension plans in which Ball participates, do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available for other general corporate purposes.

Ball maintains defined benefit pension plans covering a significant portion of its current and former employees in the United States, which are funded based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks, fixed-income securities and alternative investments. Market declines, longevity increases or legislative changes, such as the Pension Protection Act in the U.S., could result in a prospective decrease in our available cash flow and net earnings over time, and the recognition of an increase in our pension obligations could result in a reduction to our shareholders’ equity. Additional risks exist related to the company’s participation in multi-employer pension plans. Assets contributed to a multi-employer pension plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer in a multi-employer pension plan stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participants. This could result in increases to our contributions to the plans as well as pension expense.

Restricted access to capital markets could adversely affect our short-term liquidity and prevent us from fulfilling our obligations under the notes issued pursuant to our bond indentures.

A reduction in global market liquidity could:

●	restrict our ability to fund working capital, capital expenditures and other business activities;
●	increase our vulnerability to general adverse economic and industry conditions, including the credit risks stemming from the economic environment;
●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
●	restrict us from making strategic acquisitions or exploiting business opportunities; and
●	limit, along with the financial and other restrictive covenants in our debt, among other things, our ability to borrow additional funds, dispose of assets, pay cash dividends or refinance debt maturities.

If market interest rates increase, our variable-rate debt and any need to refinance debt will create higher debt service requirements, which adversely affects our cash flows. While we sometimes enter into agreements limiting our exposure, any such agreements may not offer complete protection from this risk.

The global credit, financial and economic environment could have a negative impact on our results of operations, financial position or cash flows.

The overall credit, financial and economic environment could have significant negative effects on our operations, including:

●	the creditworthiness of customers, suppliers and counterparties could deteriorate resulting in a financial loss or a disruption in our supply of raw materials;
●	volatile market performance could affect the fair value of our pension assets, potentially requiring us to make significant additional contributions to our defined benefit pension plans to maintain prescribed funding levels;
●	a significant weakening of our financial position or operating results could result in noncompliance with our debt covenants; and
●	reduced cash flows from our operations could adversely affect our ability to execute our long-term strategy to repurchase our stock and invest in our businesses.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is identified, management could conclude that internal control over financial reporting is not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control—An Integrated Framework (2013).” If a material weakness is identified, a remediation plan would be designed to address the material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. As of December 31, 2024, the company had no material weaknesses.

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

Environmental, social and governance reporting requirements and other legislation and regulatory requirements exist and are also evolving. The compliance costs associated with current and proposed laws and potential regulations could be substantial, and any failure or alleged failure to comply with these laws or regulations could lead to litigation or governmental action, all of which could adversely affect our financial condition or results of operations.

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

As of December 31, 2024, 13 percent of our North American employees and 27 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, cash flows or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

Environmental risks

Adverse weather and climate changes may result in lower sales.

We manufacture packaging products primarily for beverages. Unseasonable weather can reduce demand for certain beverages packaged in our containers. Climate changes and the increasing frequency of severe weather events could have various effects on the demand for our products, our supply chain and the costs of inputs to our production and delivery of products in different regions around the world. Our plants’ production may be prevented or curtailed due to severe or unanticipated weather and climate events.

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

Item 1C. Cybersecurity

Risk management and strategy

Ball Corporation is committed to maintaining a strong cybersecurity posture. We have a dedicated, globally distributed information security team that is responsible for leading information security strategy, standards and processes, which are integrated into our comprehensive enterprise risk management process, including processes related to cybersecurity risks.

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

Our information security team has established and implemented formal processes and policies to assess, identify, and manage risks arising from cybersecurity threats, including those associated with our internal operations and the use of third-party service providers. We continually refine our approach to address evolving cybersecurity regulations, identify potential and emerging security risks, and implement strategies to manage these risks. Ball has developed an incident response plan that includes a cyber incident materiality assessment with appropriate leadership governance. In addition, we have aligned our incident response plan with our enterprise risk and global crisis management processes.

In response to the ever-evolving cyber threat landscape, Ball utilizes external experts to support continuous improvement across our cyber program, processes and operations. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on cyber enhancements. In addition, we also augment and extend our cyber team using a select few trusted third-party partners that are integrated as members of our global operations. This provides us with expanded global threat intel and enhances our ability to deliver continuous global cyber operations 24/7.

We are aware that there are potential cybersecurity risks associated with third-party service providers. Prior to engaging with third-party providers, Ball conducts thorough security assessments. We monitor for third-party cyber incidents and manage any third-party cyber incidents under our incident response plan and processes. Our oversight of third-party cyber risk aids our ability to lessen and mitigate impacts related to data breaches and other security incidents originating from third-parties.

Ball faces risks from cybersecurity threats that could have a material adverse effect on the company, including its business strategy, results of operations, financial condition and reputation. Refer to Item 1A, Risk Factors – Technological Risks, for additional details on cybersecurity risks that could potentially materially affect the company, including its business strategy, results of operations, financial condition and reputation. To date, we have not identified any cybersecurity incidents that have affected, or are reasonably likely to affect, our business, operations, or financial condition.

Governance

Ball’s Chief Information Security Director (CISD) reports to the Senior Vice President and Chief Information Officer (CIO) and leads the company’s cybersecurity team. The CISD is responsible for overseeing cybersecurity, including assessing and managing cybersecurity risk, and together with the CIO, providing comprehensive briefings to the executive leadership team with respect to the cybersecurity program and emerging or potential cybersecurity risks. The cybersecurity team has extensive experience selecting, deploying, and operating cybersecurity technologies, strategies and processes, and couples this knowledge with the use of external experts to protect the company from cyber threats. In the event of a cyber incident, our cross-functional response team will enact our incident response plan, and notify appropriate levels of management, including the executive leadership team, disclosure committee, and Board of Directors, as appropriate.

Our Board of Directors oversees our company’s cybersecurity and information technology strategies. Annually, the CIO briefs the Board of Directors on the company’s cybersecurity posture and the effectiveness of its risk management strategies.

Item 2. Properties

The company’s properties described below are well maintained, and management considers them to be adequate and utilized for their intended purposes.

Ball’s corporate headquarters are located in Westminster, Colorado, U.S. Ball’s manufacturing locations, which are owned or leased by the company, are set forth below. Facilities in the process of being constructed, or that have permanently ceased production, have been excluded from the list. In addition to the facilities listed, the company leases other warehousing space.

Beverage packaging, North and Central America, locations:

●	Bowling Green, Kentucky
●	Conroe, Texas
●	Fairfield, California
●	Findlay, Ohio
●	Fort Atkinson, Wisconsin
●	Fort Worth, Texas
●	Glendale, Arizona
●	Golden, Colorado
●	Goodyear, Arizona
●	Kapolei, Hawaii
●	Monterrey, Mexico
●	Monticello, Indiana
●	Pittston, Pennsylvania

●	Queretaro, Mexico
●	Rome, Georgia
●	Saratoga Springs, New York
●	Tampa, Florida
●	Whitby, Ontario, Canada
●	Williamsburg, Virginia

Beverage packaging, EMEA, locations:

●	Belgrade, Serbia
●	Bierne, France
●	Cabanillas del Campo, Spain
●	Cairo, Egypt
●	Ejpovice, Czech Republic
●	Fosie, Sweden
●	Fredericia, Denmark
●	Gelsenkirchen, Germany
●	Kettering, United Kingdom
●	La Selva, Spain
●	Lublin, Poland
●	Ludesch, Austria
●	Manisa, Turkey
●	Mantsala, Finland
●	Milton Keynes, United Kingdom
●	Mont, France
●	Nogara, Italy
●	Pilsen, Czech Republic
●	Wakefield, United Kingdom
●	Waterford, Ireland
●	Widnau, Switzerland

Beverage packaging, South America, locations:

●	Aguas Claras, Brazil
●	Asuncion, Paraguay
●	Brasilia, Brazil
●	Buenos Aires, Argentina
●	Extrema, Brazil
●	Frutal, Brazil
●	Jacarei, Sao Paulo, Brazil
●	Manaus, Brazil
●	Pouso Alegre, Brazil
●	Recife, Brazil
●	Santiago, Chile
●	Tres Rios, Rio de Janeiro, Brazil

Beverage packaging, Other, locations:

●	Dammam, Saudi Arabia (presented as held for sale as of December 31, 2024 on the consolidated balance sheet)
●	Mumbai, India
●	Sri City, India
●	Yangon, Myanmar

Personal & home care locations:

●	Ahmedabad, India (presented as held for sale as of December 31, 2024 on the consolidated balance sheet)
●	Beaurepaire, France
●	Bellegarde, France
●	Devizes, United Kingdom
●	Itupeva, Brazil
●	Llinars del Vallés, Spain
●	Lummen, Belgium
●	San Luis Potosí, Mexico
●	Sherbrooke, Quebec, Canada
●	Velim, Czech Republic

Aluminum cups location:

●	Rome, Georgia (presented as held for sale as of December 31, 2024 on the consolidated balance sheet)

Item 3. Legal Proceedings

Details of the company’s legal proceedings are included in Note 22 to the consolidated financial statements within Item 8 of this annual report.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Ball Corporation common stock is listed for trading on the New York Stock Exchange under the ticker symbol BALL. There were 8,354 common shareholders of record on February 18, 2025.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the fourth quarter of 2024.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2024	1,893,489	$66.04	1,893,489	27,117,752
November 1 to November 30, 2024	3,865,124	61.50	3,865,124	23,252,628
December 1 to December 31, 2024	4,972,167	58.32	4,972,167	18,280,461
Total	10,730,780		10,730,780
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)

On April 24, 2024, Ball’s Board of Directors approved the repurchase by the company of up to a total of 40 million shares of its common stock. This repurchase authorization replaced all previous authorizations. On January 29, 2025, the Board of Directors approved the repurchase by the company of up to a total of $4.00 billion in shares of its common stock. This repurchase authorization replaced the April 24, 2024, authorization.

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2024. The graph assumes $100 was invested on December 31, 2019, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 Investment on 12/31/2019)
$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/29/2023
12/31/2024
BALL
S&P 500
DJ US Containers & Packaging

Total Return Analysis

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
BALL	$100.00	$145.19	$151.18	$81.29	$92.79	$90.04
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
DJ US Containers & Packaging	100.00	121.14	134.41	110.49	118.91	136.67

Source: Bloomberg

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

OVERVIEW

Business Overview and Industry Trends

Ball Corporation is one of the world’s leading aluminum packaging suppliers. With a growth mindset and by pursuing operational excellence, we lean on our competitive strengths to reach our financial goals. We are focused on maintaining our strong financial position by listening to and partnering with our global customers, delivering operational efficiencies and an innovative product portfolio from our best-in-class manufacturing facilities and returning value to shareholders via share repurchases and dividends. In the aluminum packaging industry, sales and earnings can be increased by reducing costs, increasing prices, developing new products, expanding volume and making strategic acquisitions.

We sell our aluminum packaging products mainly to large, multinational beverage, personal care and household products companies with which we have developed long-term relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a significant portion of our packaging products to major companies and brands, as well as to numerous regional customers. The overall global aluminum packaging industry is growing and is expected to continue to grow in the medium to long term.

We purchase our raw materials from relatively few suppliers. We also have exposure to inflation, in particular the rising costs of raw materials, as well as other direct cost inputs. We mitigate our exposure to the changes in the costs of aluminum through the inclusion of provisions in contracts covering the majority of our volumes to pass-through aluminum price changes, as well as through the use of derivative instruments. The pass-through provisions generally result in proportional increases or decreases in sales and costs with a greatly reduced impact, if any, on net earnings; however, there may be timing differences of when the costs are passed through. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contract provisions generally mitigate the risk of customer loss, and our long-term relationships represent a known, stable customer base.

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

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed on February 20, 2024, for a comparison of our 2023 results of operations to the 2022 results. On February 16, 2024, the company completed the divestiture of its aerospace business. Effective as of the first quarter of 2024, the company reports its financial performance in three reportable segments: (1) beverage packaging, North and Central America; (2) beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA) and (3) beverage packaging, South America. See Note 1 for further information on the basis of presentation. As a result of the divestiture, prior periods disclosed herein reflect the aerospace business’ financial results as discontinued operations.

Global Economic Environment

Recent data has indicated that the rate of inflation is slowing in the majority of regions where we operate. That said, current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal and monetary policies, changes in interest rates, tariffs, and changing demand for certain goods and services. We cannot predict with any certainty the impact that interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, hyperinflation in Argentina and Egypt, or the continuation or escalation of global conflicts, including the conflict between Russia and Ukraine and the instability in the Middle East and Myanmar, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2024	2023	2022

Net sales	$11,795	$12,062	$13,372
Net earnings attributable to Ball Corporation	4,008	707	719
Net earnings attributable to Ball Corporation as a % of net sales	34%	6%	5%

Sales in 2024 decreased $267 million compared to 2023 primarily due to decreases of $213 million from lower sales prices and $70 million from lost volume as a result of the 2023 fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility.

Net earnings attributable to Ball Corporation in 2024 increased $3.30 billion compared to 2023 primarily due to increases of $3.36 billion from discontinued operations, net of tax, $129 million from the results of the reportable segments discussed below, $167 million from lower interest expense and $42 million from higher interest income in corporate undistributed expenses, net, partially offset by increases in costs of $287 million from business consolidation and other activities and $82 million from incremental compensation cost from the successful sale of the aerospace business.

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

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $9,354 million in 2024 compared to $9,754 million in 2023. These amounts represented 79 percent and 81 percent of consolidated net sales for the years ended 2024 and 2023, respectively. The decrease year-over-year was primarily due to lower manufacturing costs, including lower aluminum costs of $281 million, and lower freight expenses of $53 million. We took actions to normalize inventory levels and reduce fixed and variable costs in 2024 and 2023.

Depreciation and Amortization

Depreciation and amortization expense was $611 million in 2024 compared to $605 million in 2023. These amounts represented 5 percent of consolidated net sales for the years ended 2024 and 2023. The increase compared to the same period in 2023 was primarily due to the company’s larger depreciable asset base.

Selling, General and Administrative

Selling, general and administrative (SG&A) was $647 million in 2024 compared to $532 million in 2023. These amounts represented 5 percent and 4 percent of consolidated net sales for the years ended 2024 and 2023, respectively. The increase was primarily due to higher compensation costs of $93 million, which included incremental cash bonuses and stock-based compensation cost from the successful sale of the aerospace business.

Business Consolidation and Other Activities

Business consolidation and other activities resulted in charges of $420 million in 2024 compared to charges of $133 million in 2023. These amounts represented 4 percent and 1 percent of consolidated net sales for 2024 and 2023, respectively. The amounts in 2024 primarily include a $233 million noncash charge to adjust the carrying value of the aluminum cups business to its estimated fair value less cost to sell and facility shutdown costs. The amounts in 2023 included facility shutdown costs, a foreign exchange loss associated with the company’s Argentina business and transaction costs related to the sale of the aerospace business. Further details regarding business consolidation and other activities are provided in Note 6.

Interest Income

Interest income was $68 million in 2024 compared to $36 million in 2023. These amounts represented less than 1 percent of consolidated net sales for the years ended 2024 and 2023. The increase in interest income was primarily due to the higher amount of cash on hand in 2024 from the sale of the aerospace business.

Interest Expense

Interest expense was $293 million in 2024 compared to $460 million in 2023. Interest expense as a percentage of average borrowings decreased by approximately 10 basis points from 4.9 percent in 2023 to 4.8 percent in 2024. The interest expense decrease was primarily driven by a decrease of $160 million from a smaller amount of weighted average principal outstanding during the year, resulting mainly from the use of proceeds from the aerospace disposal, and a decrease of $7 million from lower weighted average interest rates on outstanding debt during the year.

Tax Provision

The company’s effective tax rate is affected by recurring items such as income earned in non-U.S. jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year.

The 2024 effective income tax rate was 24.9 percent compared to 23.8 percent for 2023. As compared with the statutory U.S. federal income tax rate of 21 percent, the 2024 effective income tax rate was reduced by 2.1 percent for the impact of state and local taxes. This reduction was offset by an increase of 5.8 percent for currency exchange on revaluation of deferred tax balances. While these items are expected to recur, the potential magnitude of each item is uncertain.

Further details of taxes on income are provided in Note 16 to the consolidated financial statements within Item 8 of this annual report.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the three reportable segments discussed below.

Beverage Packaging, North and Central America

	Years Ended December 31,
($ in millions)	2024	2023	2022

Net sales	$5,619	$5,963	$6,696
Comparable operating earnings	747	710	642
Comparable operating earnings as a % of segment net sales	13%	12%	10%

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

Segment sales in 2024 were $344 million lower compared to 2023 primarily due to decreases of $193 million from price/mix and $150 million from lower volume.

Comparable operating earnings in 2024 were $37 million higher compared to 2023 primarily due to increases of $66 million from price/mix and $61 million from lower costs, partially offset by decreases of $51 million from lower volume and $32 million from income recognized in 2023 from the termination of a long term power supply contract that offset higher energy costs.

Beverage Packaging, EMEA

	Years Ended December 31,
($ in millions)	2024	2023	2022

Net sales	$3,466	$3,395	$3,854
Comparable operating earnings	416	354	358
Comparable operating earnings as a % of segment net sales	12%	10%	9%

Segment sales in 2024 were $71 million higher compared to 2023 primarily due to an increase of $104 million from higher volume, partially offset by a decrease of $21 million resulting mainly from lower aluminum prices.

Comparable operating earnings in 2024 were $62 million higher compared to 2023 primarily due to increases of $40 million from price/mix and $44 million from higher volume, partially offset by higher costs.

Beverage Packaging, South America

	Years Ended December 31,
($ in millions)	2024	2023	2022

Net sales	$1,951	$1,960	$2,108
Comparable operating earnings	296	266	275
Comparable operating earnings as a % of segment net sales	15%	14%	13%

Segment sales in 2024 were $9 million lower compared to 2023 primarily due to a decrease of $22 million from price/mix partially offset by a higher volume of $13 million.

Comparable operating earnings in 2024 were $30 million higher compared to 2023 primarily due to an increase of $12 million from price/mix and $16 million from lower costs.

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

The company considers certain accounting estimates to be critical, as their application is made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on the financial condition or results of operations. Detailed below is a discussion of why, to the extent the estimate is material, these estimates are subject to uncertainty and the sensitivity of the reported amounts to the methods and assumptions underlying the estimate’s calculation.

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

	Years Ended December 31,
($ in millions)	2024	2023	2022

Cash flows provided by (used in) operating activities	$115	$1,863	$301
Cash flows provided by (used in) investing activities	5,003	(1,053)	(786)
Cash flows provided by (used in) financing activities	(4,790)	(662)	485

Cash flows from the historical aerospace reportable segment are presented within each cash flow statement category in the consolidated statements of cash flows. Depreciation and amortization, capital expenditures and significant operating and investing noncash items of the aerospace discontinued operation are presented in Note 4.

Cash flows provided by operating activities were $115 million in 2024, primarily driven by earnings from continuing operations of $430 million, along with reconciling adjustments to operating cash flows of $620 million for depreciation and amortization and a $233 million noncash impairment charge on the aluminum cups business, partially offset by $766 million of income taxes paid related to the sale of the aerospace business and the company’s decision to reduce its use of factoring by $476 million. We currently estimate a total cash tax of $875 million for the sale of the aerospace business. See Note 4 for further details. In a dynamic economic environment, payment terms with our customers and vendors become a more important element of total mix of information used to negotiate our contract terms. At December 31, 2024, days sales outstanding, net of factored receivables, was 68 days; therefore, a change of one day in days sales outstanding will impact cash flows provided by (used in) operating activities by $32 million. At December 31, 2024, days payable outstanding was 130 days; therefore, a change of one day in days payable outstanding will impact cash flows provided by (used in) operating activities by $25 million. At December 31, 2024, days inventory outstanding was 58 days; therefore, a change of one day in days inventory on hand will impact cash flows provided by (used in) operating activities by $25 million.

Cash flows provided by investing activities were $5.00 billion in 2024, primarily driven by the initial cash proceeds received at close from the sale of the aerospace business of $5.42 billion, partially offset by capital expenditures of $484 million.

Cash flows used in financing activities were $4.79 billion in 2024, primarily driven by net repayments of long-term borrowings of $2.86 billion, repurchases of common stock of $1.71 billion and common stock dividends of $244 million. See Note 15 for further details on the company’s borrowings, and additional amounts available.

We have entered into several regional accounts receivable factoring programs with various financial institutions for certain of our accounts receivables. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.60 billion and $2.00 billion at December 31, 2024 and 2023, respectively. A total of $428 million and $350 million were available for sale under these programs as of December 31, 2024 and 2023, respectively. The combined limit and available for sale amount as of December 31, 2023, included $160 million and $97 million, respectively, associated with receivable factoring programs included within the historical aerospace reportable segment. The company has recorded $44 million, $93 million and $64 million of expense related to its factoring programs in 2024, 2023 and 2022, respectively, and has presented these amounts in selling, general and administrative in its consolidated statements of earnings.

The company has several regional supplier finance programs with various financial institutions that act as the paying agent for certain payables of the company. The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $423 million and $703 million at December 31, 2024 and

2023, respectively. Our payment terms are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers decide to factor their receivables with the financial institutions; therefore, we do not believe that future changes in the availability of supplier finance programs will have a significant impact on our liquidity.

Contributions to the company’s defined benefit pension plans were $32 million and $42 million for the years ended 2024 and 2023, respectively, inclusive of contributions in 2023 to the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan. Contributions are expected to be approximately $32 million for the full year of 2025. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

As of December 31, 2024, approximately $416 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases were $1.71 billion in 2024 and $3 million in 2023. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings. The company plans to continue capital return to shareholders via an estimated $1.3 billion in share repurchases in 2025.

On April 24, 2024, Ball’s Board of Directors approved the repurchase by the company of up to a total of 40 million shares of its common stock. This repurchase authorization replaced all previous authorizations. On January 29, 2025, the Board of Directors approved the repurchase by the company of up to a total of $4.00 billion in shares of its common stock. This repurchase authorization replaced the April 24, 2024, authorization.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $5.69 billion and $8.62 billion was outstanding at December 31, 2024 and 2023, respectively.

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

The company’s senior credit facilities include a $1.35 billion term loan and long-term, multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At December 31, 2024, approximately $1.73 billion was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to these facilities, the company had $109 million of committed short-term loans outstanding and a $24 million short-term finance lease outstanding. The company also had approximately $978 million of short-term uncommitted credit facilities available at December 31, 2024, of which $37 million was outstanding and due on demand. At December 31, 2023, the company had $196 million of committed short-term loans outstanding and $13 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with the leverage ratio requirement at December 31, 2024, and for all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. As of December 31, 2024, the company could borrow an additional $2.35 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 8 of this annual report. In 2024, we entered into and designated net investment hedges against the net assets of our euro denominated operations. See Note 21 for further details.

Aluminum Cups

At December 31, 2024, the assets and liabilities of the aluminum cups operating segment are presented as current assets held for sale and current liabilities held for sale on the consolidated balance sheet. See Note 4 for further details.

Saudi Arabia

In November 2024, the company entered into an agreement to sell 41 percent of its share in Ball United Arab Can Manufacturing Company, which will trigger deconsolidation upon closing of the transaction. See Note 4 for further details.

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

Other Liquidity Measures

The company expects that 2025 capital expenditures for property, plant and equipment will likely be in the range of $600 million and we intend to return approximately $220 million to shareholders in the form of dividends. We further intend to utilize our operating cash flows, when available, to repurchase Ball common stock or fund acquisitions that meet our rate of return criteria.

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

The company’s growth and asset maintenance plans require capital expenditures over the coming years, which will be funded by operating cash flows and external borrowings. Approximately $244 million of capital expenditures were contractually committed as of December 31, 2024. Maturities for Ball’s long-term debt are disclosed in Note 15 to the consolidated financial statements within Item 8 of this annual report. Repayments of debt and other operational cash requirements will also be funded by operating cash flows and external borrowings. The company has no material off-balance sheet arrangements.

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

The following summarized financial information relates to the obligor group as of and for the years ended December 31, 2024 and 2023. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated. The results and balance sheet information of the historical aerospace reportable segment are included in the following summarized financial information of the obligor group as of and for the year ended December 31, 2023, as the guarantees of the aerospace business legal entities were in effect through that date. On February 16, 2024, the company completed the divestiture of the aerospace business. As such, the following summarized financial information of the obligor group as of and for the year ended December 31, 2024, does not include results and balance sheet information of the historical aerospace reportable segment.

	Years Ended December 31,
($ in millions)	2024	2023

Net sales	$6,708	$8,962
Gross profit (a)	807	1,074
Net earnings	3,824	493
Net earnings attributable to Ball Corporation	3,824	493
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $189 million and $272 million for the years ended December 31, 2024 and 2023, respectively.

	December 31,
($ in millions)	2024	2023

Current assets	$2,144	$2,339
Noncurrent assets	14,698	15,955
Current liabilities	4,096	5,163
Noncurrent liabilities	8,415	10,857

Included in the amounts disclosed in the tables above, at December 31, 2024 and 2023, the obligor group held receivables due from other subsidiary companies of $440 million and $768 million, respectively, long-term notes receivable due from other subsidiary companies of $10.03 billion and $10.20 billion, respectively, payables due to other subsidiary companies of $1.79 billion and $1.83 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.20 billion and $2.32 billion, respectively.

For the years ended December 31, 2024 and 2023, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $1.23 billion and $1.13 billion, respectively, net credits from them of $75 million and $38 million, respectively, and net interest income from them of $336 million and $344 million, respectively. During the years ended December 31, 2024 and 2023, the obligor group received dividends from other subsidiary companies of $54 million and $814 million, respectively.

A description of the terms and conditions of the company’s debt guarantees is located in Note 23 to the consolidated financial statements within Item 8 of this annual report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “will,” “believe,” “continue,” “goal” and similar expressions typically identify forward looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements, and they should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. Ball undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in Ball’s Form 10-K, which are available on Ball’s website and at www.sec.gov. Additional factors that might affect: a) Ball’s packaging segments include product capacity, supply, and demand constraints and fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather and related events such as drought, wildfires, storms, hurricanes, tornadoes and floods; footprint adjustments and other manufacturing changes, including the opening and closing of facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; changes in major customer or supplier contracts or loss of a major customer or supplier; inability to pass-through increased costs; war, political instability and sanctions, including relating to the situation in Russia and Ukraine and its impact on Ball’s supply chain and its ability to operate in Europe, the Middle East and Africa regions generally; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and orders affecting goods produced by Ball or in its supply chain, including imported raw materials; and b) Ball as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory actions or issues including those related to tax, environmental, social and governance reporting, competition, environmental, health and workplace safety, including U.S. Federal Drug Administration and other actions or public concerns affecting products filled in Ball’s containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; inflation; rates of return on assets of Ball’s defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies; reduced cash flow; interest rates affecting Ball’s debt; successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on Ball’s operating results and business generally.

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

Considering the effects of derivative instruments, the company’s ability to pass-through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s aluminum prices would result in an estimated $2 million after-tax reduction in net earnings over a one-year period. Additionally, the company has currency exposures on raw materials and the effect of a 10 percent adverse change is included in the total currency exposure discussed below. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2024, included pay-fixed interest rate swaps and options which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2024, assumed floating rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a 100-basis point increase in interest rates would result in an estimated $1 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Currency Exchange Rate Risk

Our objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Our currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency of the entity with the exposure. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company may use derivative instruments to manage significant currency exposures.

Considering the company’s derivative financial instruments outstanding at December 31, 2024, and the various currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar would result in an estimated $19 million after-tax reduction in net earnings over a one-year period. A hypothetical 10 percent adverse change in the U.S. dollar’s currency exchange rates would increase our forecasted average debt balance by approximately $73 million. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Although Ball's functional currency in Argentina is the U.S. dollar, a portion of its transactions are denominated in pesos. During the fourth quarter of 2023, Argentina suddenly devalued its peso relative to the U.S. dollar as one of the economic policies implemented by the new government with the goal of stabilizing and growing the economy. As a result, Ball recorded a $22 million devaluation charge in business consolidation and other activities in the consolidated statement of earnings for the year ended December 31, 2023.

The Egypt economy became highly inflationary at September 30, 2024, due to the country’s three year cumulative inflation rate exceeding 100 percent. As such, effective October 1, 2024, the company’s Egyptian business will be accounted for as operating in a highly inflationary economy.

Net Investments in Foreign Operations Risk

The company is exposed to changes in foreign currencies impacting its net investments held in foreign subsidiaries. The company’s objective in managing exposure to net investments in foreign operations is to limit the foreign exchange translation risk associated with its net investments in non-U.S. Dollar foreign entities. The company uses fixed-for-fixed cross currency swaps to achieve this objective. As of December 31, 2024, the company had three fixed-for-fixed cross currency swaps outstanding, with notional amounts totaling €1.05 billion. A hypothetical 10 percent adverse change in the related foreign currency exchange rate would result in an estimated $62 million after-tax currency translation adjustment loss in other comprehensive earnings (loss).

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ball Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of earnings, of comprehensive earnings (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition from Certain Product Revenue

As described in Note 1 to the consolidated financial statements, the Company recognizes sales of packaging products when a customer obtains control of promised goods or services, which occurs either over time or at a point in time. Performance obligations for products with no alternative use are recognized over time when the Company has manufactured a unique item and has an enforceable right to payment. Generic products with an alternative use are recognized at a point in time. For all contracts, the transaction price is determined upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product or service purchased. The Company’s consolidated net sales were $11.80 billion for the year ended December 31, 2024, of which a majority relates to certain product revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition from certain product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition from certain product revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of certain product revenue at the transaction price once the Company satisfies a performance obligation. These procedures also included, among others (i) testing a sample of revenue transactions by obtaining and inspecting source documents, such as customer contracts, invoices, proof of shipment, and payment receipts, and where sales incentives are applicable, support for the nature of the incentive, amount, and agreement with the customer and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as customer contracts, invoices, proof of shipment, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 20, 2025

We have served as the Company’s auditor since at least 1962. We have not been able to determine the specific year we began serving as auditor of the Company.

Consolidated Statements of Earnings

Ball Corporation

	Years Ended December 31,
($ in millions, except per share amounts)	2024	2023	2022

Net sales	$11,795	$12,062	$13,372

Cost of sales (excluding depreciation and amortization)	(9,354)	(9,754)	(11,122)
Depreciation and amortization	(611)	(605)	(594)
Selling, general and administrative	(647)	(532)	(555)
Business consolidation and other activities	(420)	(133)	(71)
Interest income	68	36	14
Interest expense	(293)	(460)	(313)
Debt refinancing and other costs	(3)	—	(18)

Earnings before taxes	535	614	713
Tax (provision) benefit	(133)	(146)	(138)
Equity in results of affiliates, net of tax	28	20	7
Earnings from continuing operations	430	488	582
Discontinued operations, net of tax	3,584	223	150
Net earnings	4,014	711	732
Net earnings attributable to noncontrolling interests	6	4	13
Net earnings attributable to Ball Corporation	$4,008	$707	$719

Earnings per share:
Basic - continuing operations	$1.39	$1.54	$1.80
Basic - discontinued operations	11.73	0.71	0.47
Total basic earnings per share	$13.12	$2.25	$2.27

Diluted - continuing operations	$1.37	$1.53	$1.78
Diluted - discontinued operations	11.63	0.70	0.47
Total diluted earnings per share	$13.00	$2.23	$2.25

Weighted average shares outstanding: (000s)
Basic	305,459	314,775	316,433
Diluted	308,206	317,022	320,008

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings (Loss)

Ball Corporation

	Years Ended December 31,
($ in millions)	2024	2023	2022

Net earnings	$4,014	$711	$732

Other comprehensive earnings (loss):
Currency translation adjustment	(232)	55	99
Pension and other postretirement benefits	180	(414)	(73)
Derivatives designated as hedges	22	25	(181)
Total other comprehensive earnings (loss)	(30)	(334)	(155)
Tax (provision) benefit	(57)	97	58
Total other comprehensive earnings (loss), net of tax	(87)	(237)	(97)

Total comprehensive earnings	3,927	474	635
Comprehensive earnings attributable to noncontrolling interests	6	4	13
Comprehensive earnings attributable to Ball Corporation	$3,921	$470	$622

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation

	December 31,
($ in millions)	2024	2023

Assets
Current assets
Cash and cash equivalents	$885	$695
Receivables, net	2,166	2,057
Inventories, net	1,477	1,531
Other current assets	169	231
Current assets held for sale	144	369
Total current assets	4,841	4,883
Noncurrent assets
Property, plant and equipment, net	6,173	6,715
Goodwill	4,172	4,250
Intangible assets, net	1,080	1,248
Other assets	1,362	1,354
Noncurrent assets held for sale	—	853
Total assets	$17,628	$19,303

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$361	$1,065
Accounts payable	3,418	3,661
Accrued employee costs	303	245
Other current liabilities	725	779
Current liabilities held for sale	40	435
Total current liabilities	4,847	6,185
Noncurrent liabilities
Long-term debt	5,312	7,504
Employee benefit obligations	577	735
Deferred taxes	594	421
Other liabilities	368	384
Noncurrent liabilities held for sale	—	237
Total liabilities	11,698	15,466

Equity
Common stock (684,168,252 shares issued - 2024; 683,241,401 shares issued - 2023)	1,395	1,312
Retained earnings	11,527	7,763
Accumulated other comprehensive earnings (loss)	(1,003)	(916)
Treasury stock, at cost (394,790,362 shares - 2024; 367,551,366 shares - 2023)	(6,057)	(4,390)
Total Ball Corporation shareholders' equity	5,862	3,769
Noncontrolling interests	68	68
Total equity	5,930	3,837
Total liabilities and equity	$17,628	$19,303

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation

	Years Ended December 31,
($ in millions)	2024	2023	2022

Cash Flows from Operating Activities
Net earnings	$4,014	$711	$732
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	620	686	672
Business consolidation and other activities	420	133	71
Deferred tax provision (benefit)	143	(67)	(2)
Gain on Aerospace disposal	(4,634)	20	—
Pension contributions	(32)	(42)	(124)
Other, net	135	62	(124)
Working capital changes, excluding effects of acquisitions and dispositions:
Receivables	(325)	238	(305)
Inventories	(25)	626	(458)
Other current assets	(109)	(25)	(42)
Accounts payable	(91)	(510)	(83)
Accrued employee costs	47	93	(101)
Other current liabilities	(201)	(71)	84
Other, net	153	9	(19)
Cash provided by (used in) operating activities	115	1,863	301
Cash Flows from Investing Activities
Capital expenditures	(484)	(1,045)	(1,651)
Business acquisitions, net of cash acquired	(74)	—	—
Business dispositions, net of cash sold	5,422	—	759
Other, net	139	(8)	106
Cash provided by (used in) investing activities	5,003	(1,053)	(786)
Cash Flows from Financing Activities
Long-term borrowings	650	2,051	4,851
Repayments of long-term borrowings	(3,480)	(2,281)	(3,884)
Net change in short-term borrowings	(29)	(210)	394
Acquisitions of treasury stock	(1,712)	(3)	(618)
Common stock dividends	(244)	(252)	(254)
Other, net	25	33	(4)
Cash provided by (used in) financing activities	(4,790)	(662)	485

Effect of exchange rate changes on cash	(107)	4	(21)

Change in cash, cash equivalents and restricted cash	221	152	(21)
Cash, cash equivalents and restricted cash – beginning of year	710	558	579
Cash, cash equivalents and restricted cash – end of year (a)	$931	$710	$558

(a)	Includes $32 million of cash presented in current assets held for sale on the consolidated balance sheet as of December 31, 2024.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2021	680,945	$1,220	(360,101)	$(3,854)	$6,843	$(582)	$58	$3,685
Net earnings	—	—	—	—	719	—	13	732
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(97)	—	(97)
Common dividends, net of tax benefits	—	—	—	—	(253)	—	—	(253)
Treasury stock purchases	—	—	(8,417)	(618)	—	—	—	(618)
Treasury shares reissued	—	—	482	32	—	—	—	32
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,199	40	—	—	—	—	—	40
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Other activity	—	—	—	11	—	—	—	11
Balance at December 31, 2022	682,144	1,260	(368,036)	(4,429)	7,309	(679)	66	3,527
Net earnings	—	—	—	—	707	—	4	711
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(237)	—	(237)
Common dividends	—	—	—	—	(252)	—	—	(252)
Treasury stock purchases	—	—	(60)	(3)	—	—	—	(3)
Treasury shares reissued	—	—	545	29	—	—	—	29
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,097	52	—	—	—	—	—	52
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Other activity	—	—	—	13	(1)	—	—	12
Balance at December 31, 2023	683,241	1,312	(367,551)	(4,390)	7,763	(916)	68	3,837
Net earnings	—	—	—	—	4,008	—	6	4,014
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(87)	—	(87)
Common dividends	—	—	—	—	(244)	—	—	(244)
Treasury stock purchases	—	—	(27,261)	(1,728)	—	—	—	(1,728)
Treasury shares reissued	—	—	22	16	—	—	—	16
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	927	83	—	—	—	—	—	83
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Distributions from deferred compensation plans and other activity	—	—	—	45	—	—	—	45
Balance at December 31, 2024	684,168	$1,395	(394,790)	$(6,057)	$11,527	$(1,003)	$68	$5,930

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

Unless otherwise specified, these notes to the consolidated financial statements reflect continuing operations only.

Critical Accounting Policies

The company considers accounting policies to be critical when their application requires management’s judgment about the impacts of matters that are inherently uncertain. Detailed below is a discussion of the accounting policy that management considers to be critical to the company’s consolidated financial statements.

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

Ball Corporation

Notes to the Consolidated Financial Statements

The company recognizes the funded status of each defined benefit pension plan and other postretirement benefit plans on the consolidated balance sheet. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Pension plan obligations are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. For pension plans, accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or the average life expectancy for plans with significant inactive participants. For other postemployment benefits, the 10 percent corridor is not used. Costs related to defined benefit and other postretirement plans are included in cost of sales and selling, general and administrative, while settlement and curtailment expenses are included in business consolidation expenses.

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Ball, its consolidated subsidiaries, and variable interest entities in which the company is considered to be the primary beneficiary. Equity investments in which the company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method of accounting. Investments in which the company neither exercises significant influence over the investee, nor is the primary beneficiary of the investment, are accounted for using the measurement alternative for equity investments, and, as such, are measured at cost minus impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or a similar investment. Intercompany transactions are eliminated in consolidation.

Reclassifications

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

Ball Corporation

Notes to the Consolidated Financial Statements

When performing a quantitative analysis, the company estimates fair value for a reporting unit using market and income approach valuation methodologies. Under the income approach, fair value is estimated as the present value of estimated future cash flows of each reporting unit. The projected cash flows incorporate various assumptions related to weighted average cost of capital (WACC) and growth rates that are specific to each reporting unit, including assumptions relating to net sales growth rates, terminal growth rates and EBITDA (a non-U.S. GAAP measure defined by the company as earnings before interest expense, taxes, depreciation and amortization) margin. Under the market approach, the company uses available information regarding multiples used in recent market transactions involving a transfer of controlling interests as well as publicly available trading multiples based upon the enterprise value of companies in the packaging industry. The appropriate multiple is applied to the forecasted EBITDA of each reporting unit to estimate fair value.

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

Depreciation and Amortization

Property, plant and equipment are carried at the cost of acquisition or construction. Repairs and maintenance costs, including labor and material costs for major improvements such as annual production line overhauls, are expensed as incurred, unless those costs substantially increase the useful lives or capacity of the existing assets. Assets are depreciated and amortized using the straight-line method over their estimated useful lives, generally 5 to 50 years for buildings and improvements and 2 to 25 years for machinery and equipment. Finite-lived intangible assets, excluding capitalized software costs, are generally amortized over their estimated useful lives of 3 to 18 years. Capitalized software is generally amortized over estimated useful lives of 3 to 7 years. The company periodically reviews these estimated useful lives and when appropriate, changes are made prospectively.

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

Revenue Recognition

The company recognizes sales of packaging products when a customer obtains control of promised goods or services, which occurs either over time or at a point in time.

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

Ball Corporation

Notes to the Consolidated Financial Statements

To identify its performance obligations, the company considers all of the goods or services promised in the contract, regardless of whether they are explicitly stated or are implied by customary business practices.

The company has determined that the following distinct goods and services represent separate performance obligations:

●	Packaging products, which may be generic or unique; and
●	Packaging lids and ends, which may be generic or unique.

Performance obligations for products with no alternative use are recognized over time when the company has manufactured a unique item and has an enforceable right to payment. Conversely, generic products with an alternative use are recognized at a point in time. Contracts may be short-term or long-term, with varying payment terms. Ball’s payment terms vary by the type and location of the customer and the products or services offered. Customers pay in accordance with negotiated terms, which are typically triggered upon ownership transfer. All payment terms are less than one year. For all contracts, the transaction price is determined upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product or service purchased.

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

Performance obligations are recognized both over time and at a point in time. The determination that sales should be recognized at a point in time most often results from the existence of an alternative use for the product. Cans and ends that are not customized for a customer prior to delivery are considered to have an alternative use, and sales are recognized at the point of control transfer. Determining when control transfer occurs may require management to make judgments that affect the timing of when sales are recognized. The current revenue accounting standard provides five indicators that a customer has obtained control of an asset: 1) present right to payment; 2) transfer of legal title; 3) physical possession; 4) significant risks and rewards of ownership; and 5) customer acceptance. The company considers control to have transferred for these products upon shipment or delivery, depending on the legal terms of the contract, because the company has a present right to payment at that time, the customer has legal title to the asset, the company has transferred physical possession of the asset and/or the customer has significant risks and rewards of ownership of the asset. The company determines that control transfers to a customer as described above and provides a faithful depiction of the transfer of goods.

For performance obligations related to products that are unique with no alternative use (e.g., specialized sizes or customer-specific materials, or labeled with customer-specific artwork), the company transfers control and records sales over time. The recognition of sales occurs over time as goods are manufactured and Ball has an enforceable right to payment for those goods, which is an output method. Determining a measure of progress may require management to make judgments that impact the timing of when sales are recognized. The company has determined the above provides a faithful depiction of the transfer of goods to the customer. The number of units manufactured that have an enforceable right to payment is the best measure of depicting the company’s performance as control is transferred. The customer obtains value as each unit is produced against a binding contract.

The enforceable right to payment may be explicit or implied in the contract. If the enforceable right to payment is not explicit in the contract, Ball must consider if there is an implied right based on customer relationships or previous

Ball Corporation

Notes to the Consolidated Financial Statements

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

Ball Corporation

Notes to the Consolidated Financial Statements

Disaggregation of Sales

The company disaggregates net sales by reportable segments, as disclosed in Note 3, and based on the timing of transfer of control for goods and services, as disclosed in Note 5. The transfer of control for goods and services may occur at a point in time or over time; in other words, sales may be recognized over the course of the underlying contract, or they may occur at a single point in time based upon the transfer of control. The company determined that disaggregating sales into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of sales and cash flows are affected by economic factors. The company’s business consists of three reportable segments: (1) beverage packaging, North and Central America; (2) beverage packaging, EMEA; and (3) beverage packaging, South America.

Revenue Contract Balances

The company enters into contracts to sell packaging products. The payment terms and conditions in customer contracts vary. Those customers that prepay are represented by the contract liabilities shown in Note 5, until the company’s performance obligations are satisfied. Contract assets would exist when sales have been recorded (i.e., control of the goods or services has been transferred to the customer) but customer payment is contingent on a future event beyond the passage of time (i.e., satisfaction of additional performance obligations). Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

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

Acquisitions

The company records acquisitions resulting in the consolidation of an enterprise using the purchase method of accounting. Under this method, the acquiring company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. If the assets acquired, net of liabilities assumed, are greater than the purchase price paid, then a bargain purchase has occurred and the company will recognize the gain immediately in earnings. Among other sources of relevant information, the company uses independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities. Various assumptions are used in the determination of these estimated fair values including discount rates, market and volume growth rates, product selling prices, production costs and other prospective financial information. Transaction costs associated with acquisitions are expensed as incurred and included in the business consolidation and other activities line of the consolidated statements of earnings.

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

Stock-Based Compensation

Ball has a variety of restricted stock, stock option, and stock-settled appreciation rights (SSARs) plans, and the related stock-based compensation is primarily reported as part of selling, general and administrative in the consolidated statements of earnings. The compensation expense associated with restricted stock grants is calculated using the fair value at the date of grant (closing stock price) and is amortized over the restriction period. For stock options and SSARs, the company has elected to use the Black-Scholes valuation model and amortizes the estimated fair value, determined at the date of grant, on a straight-line basis over the requisite service period (generally, the vesting period). The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is valued at the closing price of the company’s common stock at the end of each reporting period.

Currency Translation

Assets and liabilities of non-U.S. operations with a functional currency other than the U.S. dollar are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings (loss) as a component of shareholders’ equity.

Income Taxes

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based upon enacted income tax laws and tax rates. Income tax expense or benefit is provided based on earnings reported in the financial statements. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. At times, Ball may purchase transferable income tax credits that can be used to offset its current year or a prior year income tax liability. These credits are presented as an adjustment to income taxes payable within other current liabilities on the consolidated balance sheet, with any deferred credit reducing income tax expense in the year the credit is utilized.

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

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging commercial risk exposures to fluctuations in commodity prices, interest rates, currency exchange rates, net investments in foreign operations and prices of the company’s common stock with regard to the company’s deferred compensation stock plan. The company’s derivative instruments are recorded on the consolidated balance sheets at fair value. The company values each derivative financial instrument either by using a single valuation technique based on observable market inputs performed internally or by obtaining valuation information from a reliable and observable market source. For a derivative designated as a cash flow hedge, the derivative's mark to fair value is initially recorded as a component of accumulated other comprehensive earnings (loss) and subsequently reclassified into earnings when the hedged item affects earnings, unless it is probable that the forecasted transaction will not occur. For net investment hedges, changes in fair value due to fluctuations in the spot rate are recorded to currency translation, net of tax, within accumulated other comprehensive earnings (AOCI). Gains and losses remain in AOCI until a sale or upon complete or substantially complete liquidation of the respective underlying net investment in the foreign entity. The changes in fair value attributable to changes other than those due to fluctuations in the spot rate are excluded from the assessment of hedge effectiveness and are recorded as a reduction to interest expense over the life of the hedge in the consolidated statements of earnings. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of cash flows, derivative activities are classified based on the cash flows of the items being hedged, except for those activities that are hedging the effect of exchange rate changes on cash, which are presented in investing activities, and the periodic interest cash settlements for net investment hedges, which are presented in operating activities.

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

Ball Corporation

Notes to the Consolidated Financial Statements

others. The company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred.

Risks and Uncertainties

Global Economic Environment

Recent data has indicated that the rate of inflation is slowing in the majority of regions where we operate. That said, current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal and monetary policies, changes in interest rates, tariffs, and changing demand for certain goods and services. We cannot predict with any certainty the impact that interest rates, a global or any regional recession, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, hyperinflation in Argentina and Egypt, or the continuation or escalation of global conflicts, including the conflict between Russia and Ukraine and the rising instability in the Middle East and Myanmar, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of the current global economic environment in the near-term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at December 31, 2024, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

Ball Corporation

Notes to the Consolidated Financial Statements

2. Accounting Pronouncements

Recently Adopted Accounting Standards

Segment Reporting

In 2023, new guidance was issued by the Financial Accounting Standards Board (FASB) with the goal of providing financial statement users with more information about reportable segments, including more disaggregated expense information. Ball adopted all required disclosures effective for 2024, on a retrospective basis, in Note 3 and will fulfill the interim disclosure requirements in its Form 10-Q quarterly reports going forward.

Supplier Finance Programs

In 2022, new guidance was issued by the FASB with the goal of enhancing transparency around supplier finance programs. On January 1, 2023, Ball adopted all required disclosures effective for 2023, on a retrospective basis. The company adopted the rollforward disclosure requirements effective for 2024 on a prospective basis.

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

Ball Corporation

Notes to the Consolidated Financial Statements

A rollforward of the amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs follows:

December 31,
($ in millions)	2024

Obligations outstanding at the beginning of period	$703
Invoices confirmed during the period	1,600
Confirmed invoices paid during the period	(1,851)
Foreign exchange impacts	(29)
Obligations outstanding at the end of period	$423

The amounts above are classified within accounts payable on the consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the consolidated statements of cash flows.

New Accounting Guidance and Disclosure Requirements

Disaggregation of Income Statement Expenses

In 2024, new guidance was issued by the FASB with the goal of providing financial statement users with more expense information of certain categories of expenses that are included in line items on the face of the statements of earnings. The company is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to meet the disclosure requirements on a prospective basis in its 2027 annual report and interim periods thereafter.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Beverage packaging, South America: Consists of operations in Brazil, Argentina, Paraguay and Chile that manufacture and sell aluminum beverage containers throughout most of South America.

As presented in the tables below, Other consists of a non-reportable operating segment (beverage packaging, other) that manufactures and sells aluminum beverage containers in India, Saudi Arabia and Myanmar; a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers and recloseable aluminum bottles across multiple consumer categories as well as aluminum slugs (personal & home care) throughout North America, South America, Europe, and Asia; a non-reportable operating segment that manufactures and sells aluminum cups (aluminum cups); undistributed corporate expenses; and intercompany eliminations and other business activities. At December 31, 2024, the assets and liabilities of the aluminum cups operating segment and the Saudi Arabian business are presented as current assets held for sale and current liabilities held for sale on the consolidated balance sheet. See Note 4 for further details.

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

Dan Fisher, Chairman and Chief Executive Officer, is the company’s chief operating decision maker (CODM). For each reportable segment, the CODM uses segment comparable operating earnings to analyze profitability compared to internal forecasts and comparative prior periods. These analyses allow the CODM to have constructive dialogue with other company leaders on how to improve company performance.

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2024	2023	2022

Anheuser-Busch InBev and affiliates	16%	15%	15%
Coca-Cola Bottlers' Sales & Services Company LLC and affiliates	13%	13%	13%

Summary of Net Sales by Geographic Area (a)

($ in millions)	U.S.	Brazil	Other	Consolidated

2024	$5,478	$1,418	$4,899	$11,795
2023	5,872	1,408	4,782	12,062
2022	6,510	1,450	5,412	13,372
(a)	Revenue is attributed based on origin of sale and includes intercompany eliminations.

Ball Corporation

Notes to the Consolidated Financial Statements

Summary of Net Long-Lived Assets by Geographic Area (a)

($ in millions)	U.S.	Brazil	Other	Consolidated

As of December 31, 2024	$3,215	$1,113	$3,207	$7,535
As of December 31, 2023	3,434	1,274	3,361	8,069
(a)	Long-lived assets exclude goodwill and intangible assets.

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2024	2023	2022

Net sales
Beverage packaging, North and Central America	$5,619	$5,963	$6,696
Beverage packaging, EMEA	3,466	3,395	3,854
Beverage packaging, South America	1,951	1,960	2,108
Reportable segment sales	11,036	11,318	12,658
Other	759	744	714
Net sales	$11,795	$12,062	$13,372

Comparable segment operating earnings (a)
Beverage packaging, North and Central America	$747	$710	$642
Beverage packaging, EMEA	416	354	358
Beverage packaging, South America	296	266	275
Reportable segment comparable operating earnings	1,459	1,330	1,275
Reconciling items
Other (b)	(69)	12	(25)
Business consolidation and other activities	(420)	(133)	(71)
Amortization of acquired intangibles	(139)	(135)	(135)
Interest expense	(293)	(460)	(313)
Debt refinancing and other costs	(3)	—	(18)
Earnings before taxes	$535	$614	$713
(a)	The difference between reportable segment net sales and comparable operating earnings is comprised of other segment items. Other segment items includes cost of sales, depreciation and amortization, selling, general and administrative and interest income amounts. The CODM does not receive or use these amounts at the reportable segment level. However, the CODM is provided these amounts at a consolidated level to manage operations.
(b)	Includes undistributed corporate expenses, net, of $175 million, $74 million and $82 million for the years ended December 2024, 2023 and 2022, respectively. For the year ended December 2024, undistributed corporate expenses, net, includes $82 million of incremental compensation cost from the successful sale of the aerospace business. For the year ended December 2024, undistributed corporate expenses, net, includes $42 million of corporate interest income.

Ball Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
($ in millions)	2024	2023	2022

Depreciation and amortization (a)
Beverage packaging, North and Central America	$214	$220	$219
Beverage packaging, EMEA	187	178	185
Beverage packaging, South America	148	145	143
Reportable segment depreciation and amortization	549	543	547
Other	62	62	47
Depreciation and amortization	$611	$605	$594
(a)	Includes amortization of acquired Rexam intangibles.

The company does not disclose total assets by segment as it is not provided to the CODM.

4. Acquisitions and Dispositions

Acquisition of Florida Can Manufacturing

In February 2025, the company closed on the acquisition of Florida Can Manufacturing for cash consideration of $160 million. The business is comprised of an aluminum beverage can manufacturing facility located in Winter Haven, Florida and will be part of Ball’s beverage packaging, North and Central America, segment. The transaction strengthens the segment’s supply network and enhances its ability to meet growing customer demand for sustainable beverage packaging solutions in the region.

Aluminum Cups

The growth of the aluminum cups business has not been at the level we initially expected. As a result, in the fourth quarter of 2024, Ball’s Board of Directors provided approval for the company to form a strategic partnership in early 2025, which is expected to result in deconsolidation of the business by Ball.

As a result of the decision to sell the company’s controlling financial interest and meeting held for sale criteria in the fourth quarter of 2024, Ball recorded a noncash impairment charge of $233 million to adjust the carrying value of the disposal group of our aluminum cups business to its estimated fair value less cost to sell. This charge is included in business consolidation and other activities in the consolidated statement of earnings for the year ended December 31, 2024. The remaining assets and liabilities of the business are immaterial and consist primarily of working capital and are presented as current assets held for sale and current liabilities held for sale on the consolidated balance sheet at December 31, 2024.

Saudi Arabia

In November 2024, the company entered into an agreement to sell 41 percent of its 51 percent ownership in Ball United Arab Can Manufacturing Company, which is expected to close in the first half of 2025. As of December 31, 2024, the assets and liabilities of the business have been presented as current assets and current liabilities held for sale in the amounts of $94 million and $29 million, respectively, which are primarily related to working capital and property, plant and equipment. The transaction is expected to result in deconsolidation upon closing and Ball will retain a 10 percent ownership interest. A gain of approximately $80 million is expected to be recognized upon sale and no impairment or loss resulted upon meeting held for sale presentation.

Ball Corporation

Notes to the Consolidated Financial Statements

Personal & Home Care Acquisition of Alucan Entec

In October 2024, the company acquired the entire share capital of Alucan Entec, S.A, an impact extruded aluminum packaging business with a manufacturing facility in Lummen, Belgium and Llinars del Vallés, Spain, for the purchase price of €82 million, subject to customary closing adjustments. Using the exchange rate on the date of close, the initial cash consideration of $80 million (or €75 million) was paid at close and is presented in business acquisitions, net of cash acquired, in the consolidated statement of cash flows for the year ended December 31, 2024, with an additional $8 million (or €7 million) to be paid over the next four years, less any potential obligations covered by the holdback arrangement. The business is part of Ball’s PHC segment. The transaction broadens the geographic reach and expands the product portfolio of Ball’s PHC business, serving the growing personal, home care and beverage bottle markets.

Aerospace

In the third quarter of 2023, Ball entered into a Stock Purchase Agreement (Agreement) with BAE Systems, Inc. (BAE) and, for the limited purposes set forth therein, BAE Systems plc, to sell all outstanding equity interests in Ball’s aerospace business. On February 16, 2024, the company completed the divestiture of the aerospace business for a purchase price of $5.6 billion, subject to working capital adjustments and other customary closing adjustments under the terms of the Agreement. The company is in the process of finalizing the working capital adjustments and other customary closing adjustments with BAE, which may adjust the final cash proceeds and gain on sale amounts. As such, during the fourth quarter of 2024, Ball reduced the gain by $60 million based on preliminary concessions related to the purchase price. After this adjustment, the divestiture resulted in a pre-tax gain of $4.61 billion, which is net of $20 million of costs to sell incurred and paid in 2023 related to the disposal. Cash proceeds received at close from the sale of $5.42 billion, net of the cash disposed, are presented in business dispositions, net of cash sold, in the consolidated statement of cash flows for the year ended December 31, 2024. Income taxes related to the transaction that have not yet been paid are recorded in other current liabilities on the consolidated balance sheet. Additionally, the completion of the divestiture resulted in the removal of the aerospace business from the company’s obligor group, as the business no longer guarantees the company’s senior notes and senior credit facilities.

The sale of the aerospace business represents a strategic shift that will have a major effect on Ball’s operations and financial results, including the removal of the aerospace reportable segment. Due to this shift, for all periods presented, the consolidated financial statements reflect the aerospace business’ financial results as discontinued operations in the consolidated statements of earnings, and its assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheet as of December 31, 2023. See Note 1 for further information on the basis of presentation.

The following table presents components of discontinued operations, net of tax for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
($ in millions)	2024	2023	2022

Net sales	$261	$1,967	$1,977

Cost of sales (excluding depreciation and amortization)	(214)	(1,605)	(1,644)
Depreciation and amortization	(9)	(81)	(78)
Selling, general and administrative	(11)	(62)	(85)
Interest expense	—	1	1
Gain (loss) on disposition	4,634	(20)	—
Tax (provision) benefit	(1,077)	23	(21)
Discontinued operations, net of tax	$3,584	$223	$150

Ball Corporation

Notes to the Consolidated Financial Statements

The 2024, 2023, and 2022 effective income tax rates on discontinued operations were 23.1 percent, negative 11.5 percent, and 12.3 percent, respectively. As compared with the statutory U.S. federal income tax rate of 21 percent, the 2024 effective income tax rate was increased by 2.4 percent for the impact of state and local taxes. As compared with the statutory U.S. federal income tax rate of 21 percent, the 2023 effective income tax rate was reduced by 35.4 percent for federal tax credits, partially offset by 3.3 percent for the impact of state and local taxes. As compared with the statutory U.S. federal income tax rate of 21 percent, the 2022 effective income tax rate was reduced by 12.3 percent for federal tax credits, partially offset by 3.4 percent for the impacts of state and local taxes.

The following table presents assets and liabilities that are classified as held for sale on the consolidated balance sheet as of December 31, 2023:

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

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the years ended December 31, 2024, 2023 and 2022 included within the consolidated statements of cash flows. Amounts include adjustments to reconcile net earnings to cash provided by (used in) operating activities:

	Years Ended December 31,
($ in millions)	2024	2023	2022

Provided by (used in)
Depreciation and amortization	$9	$81	$78
Gain on Aerospace disposal	(4,634)	20	—
Capital expenditures	(13)	(106)	(142)

Ball Corporation

Notes to the Consolidated Financial Statements

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid for from discontinued operations is as follows:

	Years Ended December 31,
($ in millions)	2024	2023	2022

Supplemental cash flow information:
PP&E acquired but not yet paid	$17	$23	$21

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

In connection with this sale, Ball entered into a call option agreement, which was amended in November 2024, that is contingently exercisable between January 2028 and September 2035, and if it becomes exercisable, will provide Ball the right to repurchase the business subject to the status of sanctions and certain other contingencies outside of Ball’s control. The option price, if exercised, would provide a customary compounded annual rate of return to the purchaser based on defined cash flows associated with the purchase and operation of the business from the purchase date through the exercise date of the option. Because the option strike price could limit the residual returns generated by the purchaser, if exercised, the option represents a variable interest retained by Ball in the Russian business. Based on the terms of the option relative to current market conditions in Russia, we determined that the option had an immaterial value at the date of sale and it remains immaterial. Neither the option nor any other terms in the sales agreement resulted in Ball being the primary beneficiary of the business and, therefore, it was deconsolidated.

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

Ball Corporation

Notes to the Consolidated Financial Statements

5. Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	($ in millions)
Year Ended December 31,	Point in Time	Over Time	Total

2024	$2,454	$9,341	$11,795
2023	2,352	9,710	12,062
2022	2,691	10,681	13,372

The company did not have any contract assets at December 31, 2024, 2023, or 2022. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2022	$49	$2
Increase (decrease)	65	1
Balance at December 31, 2023	114	3
Increase (decrease)	(64)	(1)
Balance at December 31, 2024	$50	$2

During the year ended December 31, 2024, contract liabilities decreased by $65 million, which is net of cash received of $109 million and amounts recognized as sales of $174 million, the majority of which related to current contract liabilities. The amount of sales recognized during the year ended December 31, 2024, that was included in the company’s opening contract liabilities balance was $114 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payments. Current contract liabilities are classified within other current liabilities on the consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

6. Business Consolidation and Other Activities

2024

During 2024, the company recorded charges of $420 million primarily related to a $233 million noncash charge to adjust the carrying value of the aluminum cups business to its estimated fair value less cost to sell, $161 million facility closure costs and $34 million of costs for employee severance, employee benefits and other related items resulting from the company restructuring its operating model. The charges were partially offset by income of $44 million from the insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility. See Note 4 for further details on the aluminum cups impairment.

Ball Corporation

Notes to the Consolidated Financial Statements

2023

During 2023, the company recorded charges of $133 million primarily related to facility closure costs of $94 million, a $22 million foreign exchange loss associated with the company’s Argentina business and $21 million transaction costs related to the sale of the company’s aerospace business. Due to the sale of the aerospace business, the company reclassed $20 million of costs to sell incurred and paid in 2023 previously reported as business consolidation and other activities to discontinued operations, net of tax. See Note 4 for further details on the sale of the aerospace business. The facility closure costs during 2023 also include costs recorded to reflect the damage to assets, less insurance receipts, incurred as a result of the fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility.

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

7. Supplemental Cash Flow Statement Disclosures

	December 31,
($ in millions)	2024	2023

Beginning of period:
Cash and cash equivalents	$695	$548
Current restricted cash (included in other current assets)	15	10
Total cash, cash equivalents and restricted cash	$710	$558

End of period:
Cash and cash equivalents	$885	$695
Current restricted cash (included in other current assets)	8	15
Noncurrent restricted cash (included in other assets)	6	—
Cash reported in current assets held for sale	32	—
Total cash, cash equivalents and restricted cash	$931	$710

The company’s current restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period. Noncurrent restricted cash is comprised of additional cash consideration to be paid for the acquisition of Alucan Entec, S.A, less any potential obligations covered by the holdback arrangement. See Note 4 for further details.

Ball Corporation

Notes to the Consolidated Financial Statements

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid, inclusive of amounts related to the historical aerospace business, is as follows:

	December 31,
($ in millions)	2024	2023

Beginning of period:
PP&E acquired but not yet paid	$204	$392

End of period:
PP&E acquired but not yet paid	$96	$204

8. Receivables, Net

	December 31,
($ in millions)	2024	2023

Trade accounts receivable	$1,258	$1,165
Unbilled receivables	490	520
Less: Allowance for doubtful accounts	(12)	(15)
Net trade accounts receivable	1,736	1,670
Other receivables	430	387
	$2,166	$2,057

The company has entered into several regional accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.60 billion and $2.00 billion at December 31, 2024 and 2023, respectively. A total of $428 million and $350 million were available for sale under these programs as of December 31, 2024 and 2023, respectively. The combined limit and available for sale amount as of December 31, 2023, included $160 million and $97 million, respectively, associated with receivable factoring programs included within the historical aerospace reportable segment. The company has recorded $44 million, $93 million and $64 million of expense related to its factoring programs in 2024, 2023 and 2022, respectively, and has presented these amounts in selling, general and administrative in its consolidated statements of earnings.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

9. Inventories, Net

	December 31,
($ in millions)	2024	2023

Raw materials and supplies	$1,089	$1,182
Finished goods	470	440
Less: Inventory reserves	(82)	(91)
	$1,477	$1,531

Ball Corporation

Notes to the Consolidated Financial Statements

10. Property, Plant and Equipment, Net

	December 31,
($ in millions)	2024	2023

Land	$198	$215
Buildings	1,794	1,792
Machinery and equipment	7,450	7,636
Construction-in-progress	836	1,179
	10,278	10,822
Accumulated depreciation	(4,105)	(4,107)
	$6,173	$6,715

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $460 million, $454 million and $437 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As discussed in Note 4, the assets of the aluminum cups and Saudi Arabian businesses are presented as current assets held for sale on the consolidated balance sheet at December 31, 2024. In the fourth quarter of 2024, Ball recorded a noncash impairment charge related to the long-lived assets of the aluminum cups business, of which $200 million related to property, plant and equipment. Additionally, $30 million of current assets held for sale relates to property, plant and equipment of the Saudi Arabian business.

11. Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Other	Total

Balance at December 31, 2022	$1,275	$1,342	$1,298	$280	$4,195
Effects of currency exchange	—	36	—	17	53
Other	2	—	—	—	2
Balance at December 31, 2023	$1,277	$1,378	$1,298	$297	$4,250
Additions	—	—	—	50	50
Effects of currency exchange	—	(89)	—	(35)	(124)
Other	—	—	2	(6)	(4)
Balance at December 31, 2024	$1,277	$1,289	$1,300	$306	$4,172

12. Intangible Assets, Net

($ in millions)	2024	2023

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.11 billion at December 31, 2024, and $1.06 billion at December 31, 2023)	$1,031	$1,197
Capitalized software (net of accumulated amortization of $168 million at December 31, 2024, and $162 million at December 31, 2023)	28	37
Other intangibles (net of accumulated amortization of $12 million at December 31, 2024, and $49 million at December 31, 2023)	21	14
	$1,080	$1,248

Ball Corporation

Notes to the Consolidated Financial Statements

Total amortization expense of intangible assets was $151 million, $151 million and $157 million for the years ended December 31, 2024, 2023 and 2022, respectively. Based on intangible asset values and currency exchange rates as of December 31, 2024, total annual intangible asset amortization expense is expected to be $148 million, $144 million, $141 million, $138 million and $136 million for the years ending December 31, 2025 through 2029, respectively, and approximately $373 million combined for all years thereafter.

As discussed in Note 4, the assets of the Saudi Arabian business are presented as current assets held for sale on the consolidated balance sheet at December 31, 2024, of which $29 million, net of accumulated amortization of $25 million, relates to acquired customer relationships.

13. Other Assets

	December 31,
($ in millions)	2024	2023

Long-term pension assets	$36	$41
Right-of-use operating lease assets	334	365
Investments in affiliates	233	212
Long-term deferred tax assets	63	114
Other	696	622
	$1,362	$1,354

Investments in affiliates primarily includes the company’s 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam, a 50 percent ownership interest in an entity in the U.S. and a 33 percent ownership interest in an entity in the U.S.

See Note 14, Note 16 and Note 17 for further details related to the company’s long-term right-of-use operating lease assets, deferred tax assets and pension assets, respectively.

14. Leases

The components of lease expense were as follows:

	December 31,
($ in millions)	2024	2023

Operating lease expense	$(98)	$(100)
Financing lease expense	(4)	(2)
Variable lease expense	(11)	(10)
Sublease income	2	3
Net lease expense	$(111)	$(109)

Ball Corporation

Notes to the Consolidated Financial Statements

Supplemental cash flow information related to leases, inclusive of leases related to the historical aerospace business, was as follows:

	December 31,
($ in millions)	2024	2023

Cash paid for amounts included in the measurements of lease liabilities:
Operating cash outflows for operating leases	$(97)	$(113)
Financing cash outflows for finance leases	(3)	(3)

ROU assets obtained in exchange for:
Operating lease obligations	53	64
Finance lease obligations	24	—

Supplemental balance sheet information related to leases was as follows:

		December 31,
($ in millions)	Balance Sheet Location	2024	2023

Operating leases:
Operating lease ROU asset	Other assets	$334	$365
Current operating lease liabilities	Other current liabilities	79	83
Noncurrent operating lease liabilities	Other liabilities	265	287
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	31	8
Current finance lease liabilities	Short-term debt and current portion of long-term debt	26	3
Noncurrent finance lease liabilities	Long-term debt	5	7

Weighted average remaining lease term and weighted average discount rate for the company’s leases were as follows:

	December 31,
	2024	2023

Weighted average remaining lease term in years:
Operating leases	7	8
Finance leases	1	5
Weighted average discount rate:
Operating leases	4.4%	4.1%
Finance leases	4.8%	3.0%

Ball Corporation

Notes to the Consolidated Financial Statements

Maturities of lease liabilities are as follows:

($ in millions)	Operating Leases	Finance Leases

2025	$83	$26
2026	66	2
2027	55	1
2028	45	1
2029	33	1
Thereafter	97	—
Future value of lease liabilities	379	31
Less: Imputed interest	(35)	—
Present value of lease liabilities	$344	$31

15. Debt and Interest Costs

Long-term debt outstanding and interest rates in effect, along with short-term debt outstanding, consisted of the following:

	December 31,
($ in millions)	2024	2023

Senior Notes
0.875%, euro denominated, due March 2024	$—	$828
5.25% due July 2025	189	1,000
4.875% due March 2026	256	750
1.50%, euro denominated, due March 2027	569	607
6.875% due March 2028	750	750
6.00% due June 2029	1,000	1,000
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
Senior Credit Facility (at variable rates)
U.S. dollar revolver due June 2027	—	—
Term A loan due June 2027 (5.46% - 2024)	625	1,325
Finance lease obligations	7	10
Other (including debt issuance costs)	(43)	(60)
	5,503	8,360
Less: Current portion of long-term debt	(191)	(856)
Long-term debt	$5,312	$7,504

Short-term debt
Current portion of long-term debt	$191	$856
Short-term finance leases	24	—
Short-term committed loans	109	196
Short-term uncommitted credit facilities	37	13
Short-term debt and current portion of long-term debt	$361	$1,065

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At December 31, 2024, $1.73 billion was available under these revolving credit facilities. The company had approximately $978 million of short-term

Ball Corporation

Notes to the Consolidated Financial Statements

uncommitted credit facilities available at December 31, 2024. The weighted average interest rate of the outstanding short-term committed loans and uncommitted credit facilities, the majority of which are outstanding in the beverage packaging, South America, segment, was 18.30 percent at December 31, 2024, and 19.95 percent at December 31, 2023.

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

The fair value of Ball’s long-term debt was estimated to be $5.19 billion and $8.07 billion at December 31, 2024 and 2023, respectively, compared to its carrying value of $5.50 billion and $8.36 billion in 2024 and 2023, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt, based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2024, have maturities (excluding unamortized debt issuance costs of $45 million) of $192 million, $258 million, $1.20 billion, $751 million and $1.00 billion in the years ending 2025 through 2029, respectively, and $2.15 billion thereafter.

Letters of credit outstanding at December 31, 2024 and 2023, were $25 million and $57 million, respectively.

Interest expense and debt refinancing and other costs were $296 million, $460 million and $331 million, which included cash interest payments of $336 million, $378 million and $312 million, net of capitalized interest of $13 million, $24 million and $9 million and noncash financing fees of $13 million, $17 million and $16 million in 2024, 2023 and 2022, respectively.

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

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. Ball was in compliance with the leverage ratio requirement at December 31, 2024, and for all prior periods presented, and has met all debt payment obligations.

16. Taxes on Income

The amount of earnings before income taxes is:

	Years Ended December 31,
($ in millions)	2024	2023	2022

U.S.	$(8)	$58	$326
Non-U.S.	543	556	387
	$535	$614	$713

Ball Corporation

Notes to the Consolidated Financial Statements

The provision (benefit) for income tax expense is:

	Years Ended December 31,
($ in millions)	2024	2023	2022

Current
U.S.	$5	$(1)	$—
State and local	(6)	4	10
Non-U.S.	184	169	134
Total current	183	172	144

Deferred
U.S.	6	(32)	84
State and local	(11)	5	9
Non-U.S.	(45)	1	(99)
Total deferred	(50)	(26)	(6)
Tax provision (benefit)	$133	$146	$138

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2024	2023	2022

Statutory U.S. federal income tax	$112	$129	$150
Increase (decrease) due to:
Non-U.S. tax rate differences including tax holidays	3	(38)	(21)
Non-U.S. tax law and rate changes	1	3	12
Currency exchange (gain) loss on revaluation of deferred tax balances	31	(13)	(8)
Global intangible low-taxed income (GILTI)	7	6	2
Permanent differences on business dispositions or impairments	—	—	(12)
U.S. state and local taxes, net	(11)	7	14
U.S. taxes on non-U.S. earnings, net of tax deductions and credits	(1)	(38)	6
Uncertain tax positions, including interest	(2)	(4)	(10)
Change in valuation allowances	(3)	106	(4)
Equity compensation related impacts	(3)	(6)	13
Other, net	(1)	(6)	(4)
Provision (benefit) for taxes	$133	$146	$138
Effective tax rate expressed as a percentage of pretax earnings	24.9%	23.8%	19.4%

The company generally intends to limit distributions from non-U.S. subsidiaries to earnings previously taxed in the U.S. As of December 31, 2024, the company has $2.64 billion of adjusted retained earnings in non-U.S. subsidiaries. Of these undistributed earnings, $933 million were previously subjected to U.S. federal income tax. The company has accrued approximately $53 million for estimated non-U.S. withholding taxes on portions of the non-U.S. earnings that are not indefinitely reinvested. The company has not provided deferred taxes on any other outside basis differences in its investments in other non-U.S. subsidiaries as these other outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to any of these other outside basis differences is not practicable.

Several of Ball’s Brazilian subsidiaries benefit from various tax holidays with expiration dates ranging from 2025 to 2032. These tax holidays reduced income tax by $37 million or $0.12 per share, $71 million or $0.22 per share and $59

Ball Corporation

Notes to the Consolidated Financial Statements

million or $0.18 per share for 2024, 2023 and 2022, respectively. Benefits from tax holidays in Ball’s other subsidiaries were immaterial in 2024, 2023 and 2022.

Net income tax payments, inclusive of payments related to the historical aerospace business, were $922 million, $179 million and $143 million in 2024, 2023 and 2022, respectively. The amount paid in 2024 includes $236 million for purchases of transferable investment tax credits.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2024	2023

Deferred tax assets:
Deferred compensation	$68	$81
Accrued employee benefits	62	71
Accrued pensions	39	90
Capitalized research and development	235	289
Net operating losses, tax credits and other tax attributes	345	640
Deferred interest	143	178
Operating lease liabilities	75	102
Other	113	134
Total deferred tax assets	1,080	1,585
Valuation allowance	(370)	(386)
Net deferred tax assets	710	1,199
Deferred tax liabilities:
Property, plant and equipment	(450)	(620)
Goodwill and other intangible assets	(406)	(448)
Deferred revenue	(190)	(241)
Operating lease right of use assets	(71)	(96)
Other	(124)	(101)
Total deferred tax liabilities	(1,241)	(1,506)
Net deferred tax asset (liability)	$(531)	$(307)

The net deferred tax asset (liability) was included on the consolidated balance sheets as follows:

	December 31,
($ in millions)	2024	2023

Other assets	$63	$114
Deferred taxes	(594)	(421)
Net deferred tax asset (liability)	$(531)	$(307)

Ball Corporation

Notes to the Consolidated Financial Statements

At December 31, 2024, Ball has recorded deferred tax assets related to net operating and capital loss carryforwards of $276 million, deferred interest expense carryforwards of $143 million, and credit carryforwards for foreign taxes and various other business credits of $69 million. These attributes are spread across the regions in which the company operates, including Europe, North and Central America, Asia and South America. The majority of the attributes with expiration dates consists of $41 million of foreign tax credits which expire beginning 2027 through 2034. This has been assessed for realization as of December 31, 2024.

In 2024, the company’s overall valuation allowances decreased by a net $16 million. The decrease was primarily due to the utilization of carryforward losses generated by various non-operating U.K. entities and the Argentinian beverage packaging business. These decreases were partially offset by operating losses related to the Brazilian beverage packaging business, nondeductible U.K. interest expense and U.S. foreign tax credits, none of which are expected to be utilized in future periods. Ball’s 2024 effective tax rate was impacted by $3 million of the net change in the valuation allowance.

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

A roll forward of the company’s unrecognized tax benefits, as included in other noncurrent liabilities, related to uncertain income tax positions at December 31 follows:

($ in millions)	2024	2023	2022

Balance at January 1	$28	$32	$36
Additions for tax positions of prior years	—	1	5
Reductions for settlements	—	(5)	—
Reductions due to lapse of statute of limitations	(2)	—	(7)
Reductions due to business dispositions	—	—	(1)
Effect of currency exchange rates	—	—	(1)
Balance at December 31	$26	$28	$32

At December 31, 2024, the amounts of unrecognized tax benefits that, if recognized, would reduce tax expense were $20 million, inclusive of interest, penalties and the indirect benefits of related items. The company and its subsidiaries file income tax returns in the U.S. federal, various state, local and non-U.S. jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2021. With a few exceptions, the company is no longer subject to examination by state and local tax authorities for years prior to 2021. The company’s significant non-U.S. filings are in Argentina, Austria, Brazil, Canada, Chile, the Czech Republic, Egypt, France, Germany, Italy, Mexico, the Netherlands, Paraguay, Poland, Serbia, Spain, Sweden, Switzerland, Turkey and the U.K. The company’s non-U.S. statutes of limitations are generally open for years after 2019. At December 31, 2024, the company is either under examination or has been notified of a pending examination by tax authorities in Argentina, Brazil, Chile, the Czech Republic, Egypt, France, Germany, India, the Netherlands, Paraguay, Spain, the U.K. and various U.S. states.

Ball Corporation

Notes to the Consolidated Financial Statements

The company does not expect any expiration of statutes of limitations or settlements of its unrecognized tax benefits in the coming year.

17. Employee Benefit Obligations

	December 31,
($ in millions)	2024	2023

Underfunded defined benefit pension liabilities	$263	$323
Less: Current portion	(20)	(21)
Long-term defined benefit pension liabilities	243	302
Long-term retiree medical liabilities	79	90
Deferred compensation plans	206	280
Other	49	63
	$577	$735

The company’s defined benefit plans for salaried and hourly employees in North America, Sweden, Switzerland, the U.K., Germany and Ireland, provide pension benefits based on employee compensation and years of service. Plans for North American hourly employees provide benefits based on fixed rates for each year of service. While the German, Swedish and certain U.S. plans are not funded, the company maintains liabilities, and annual additions to such liabilities are generally tax-deductible. With the exception of the unfunded German, Swedish and certain U.S. plans, the company’s policy is to fund the defined benefit plans in amounts at least sufficient to satisfy statutory funding requirements, taking into consideration deductibility under existing tax laws and regulations. The company closed its pension plans to all non-unionized new entrants in the United States effective for anyone hired after December 31, 2021. Anyone employed by Ball prior to that date is unaffected by this change.

Defined Benefit Pension Plans

Amounts recognized on the consolidated balance sheets for the funded status of the company’s defined benefit pension plans consisted of:

	December 31,
	2024			2023
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Long-term pension asset	$—	$36	$36	$—	$41	$41
Defined benefit pension liabilities (a)	(102)	(161)	(263)	(140)	(183)	(323)
Funded status	$(102)	$(125)	$(227)	$(140)	$(142)	$(282)
(a)	Included is an unfunded, non-qualified U.S. plan obligation of $17 million at December 31, 2024, that has been annuitized with a corresponding asset of $16 million. At December 31, 2023, the unfunded, non-qualified U.S. plan obligation of $22 million was annuitized with a corresponding asset of $21 million.

Ball Corporation

Notes to the Consolidated Financial Statements

An analysis of the change in benefit accounts for 2024 and 2023 follows:

	December 31,
	2024			2023
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Change in projected benefit obligation:
Benefit obligation at prior year end	$1,246	$2,191	$3,437	$1,253	$1,802	$3,055
Service cost	15	3	18	16	5	21
Interest cost	60	82	142	63	86	149
Benefits paid	(118)	(121)	(239)	(116)	(125)	(241)
Net actuarial (gains) losses	(50)	(226)	(276)	29	322	351
Settlements and other	—	—	—	(2)	—	(2)
Other	—	(1)	(1)	3	—	3
Effect of exchange rates	—	(43)	(43)	—	101	101
Benefit obligation at year end	1,153	1,885	3,038	1,246	2,191	3,437
Change in plan assets:
Fair value of assets at prior year end	1,106	2,049	3,155	1,111	1,988	3,099
Actual return on plan assets	52	(158)	(106)	106	62	168
Employer contributions (a)	11	21	32	7	18	25
Benefits paid	(118)	(121)	(239)	(116)	(125)	(241)
Settlements and other	—	—	—	(2)	—	(2)
Other	—	1	1	—	1	1
Effect of exchange rates	—	(32)	(32)	—	105	105
Fair value of assets at end of year	1,051	1,760	2,811	1,106	2,049	3,155
Funded status	$(102)	$(125)	$(227)	$(140)	$(142)	$(282)
(a)	Note that amounts for employer contributions presented in the table above do not include contributions in 2023 to the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan.

The company’s German, Swedish and certain U.S. plans are unfunded and the liabilities are included on the consolidated balance sheets. Benefits are paid directly by the company to the participants.

Amounts, inclusive of amounts related to the historical aerospace business, recognized in accumulated other comprehensive earnings (loss), including other postemployment benefits, consisted of:

	December 31,
	2024			2023
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Net actuarial (loss) gain	$(118)	$(417)	$(535)	$(261)	$(428)	$(689)
Net prior service (cost) credit	12	(38)	(26)	12	(43)	(31)
Tax effect and currency exchange rates	34	125	159	73	110	183
	$(72)	$(330)	$(402)	$(176)	$(361)	$(537)

Net actuarial losses at December 31, 2024 and 2023, primarily relate to the 2023 U.K. defined benefit pension plan buy-in and a decrease in global discount rates.

Ball Corporation

Notes to the Consolidated Financial Statements

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,143 million and $1,236 million at December 31, 2024 and 2023, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $1,882 million and $2,189 million at December 31, 2024 and 2023, respectively. Following is the information for defined benefit plans with a projected benefit obligation, or an accumulated benefit obligation, in excess of plan assets:

	December 31,
	2024			2023
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Projected benefit obligation	$1,153	$175	$1,328	$1,246	$245	$1,491
Accumulated benefit obligation	1,143	172	1,315	1,236	243	1,479
Fair value of plan assets (a)	1,051	15	1,066	1,106	63	1,169
(a)	The German, Swedish and certain U.S. plans are unfunded and, therefore, there is no fair value of plan assets associated with these plans.

Components of net periodic benefit cost were as follows:

	Years Ended December 31,
	2024			2023			2022
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$15	$3	$18	$16	$5	$21	$27	$10	$37
Interest cost	60	82	142	63	86	149	37	47	84
Expected return on plan assets	(88)	(80)	(168)	(87)	(101)	(188)	(78)	(61)	(139)
Amortization of prior service cost	1	2	3	1	2	3	1	2	3
Recognized net actuarial loss	4	15	19	3	1	4	15	4	19
Settlement losses and other charges (a)	—	—	—	4	—	4	14	—	14
Total net periodic benefit cost	$(8)	$22	$14	$—	$(7)	$(7)	$16	$2	$18
(a)	Settlement losses and other charges resulted primarily from regular lump sum payments and headcount reduction actions. These settlement losses were recorded in business consolidation and other activities. The company’s impacted U.S. pension obligations were remeasured in connection with the settlements.

Non-service pension income of $4 million in 2024, $32 million in 2023 and $33 million in 2022, is included in SG&A in the consolidated statements of earnings.

Contributions to the company’s defined benefit pension plans are expected to be approximately $32 million in 2025. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to the plans are expected to be approximately $232 million, $231 million, $230 million, $226 million and $224 million for the years ending December 31, 2025 through 2029, respectively, and approximately $1.05 billion in total for the years ending December 31, 2030 through 2034.

Ball Corporation

Notes to the Consolidated Financial Statements

Weighted average assumptions used to determine benefit obligations for the company’s significant U.S. plans at December 31 were as follows:

	U.S.
	2024	2023	2022
Discount rate	5.59%	5.14%	5.48%
Rate of compensation increase	4.37%	4.37%	4.37%

Weighted average assumptions used to determine benefit obligations for the company’s significant European plans at December 31 were as follows:

	U.K.			Germany
	2024	2023	2022	2024	2023	2022
Discount rate	4.95%	3.95%	5.01%	3.32%	3.14%	3.69%
Rate of compensation increase	N/A	3.50%	3.50%	2.75%	2.69%	2.68%
Pension increase	3.43%	3.34%	3.43%	2.20%	2.18%	1.80%

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant U.S. plans for the years ended December 31 were as follows:

	U.S.
	2024	2023	2022
Discount rate	5.14%	5.48%	2.83%
Rate of compensation increase	4.37%	4.37%	4.37%
Expected long-term rate of return on assets	7.31%	7.04%	5.90%

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant European plans for the years ended December 31 were as follows:

	U.K.			Germany
	2024	2023	2022	2024	2023	2022
Discount rate	3.95%	5.01%	1.81%	3.16%	3.70%	1.12%
Rate of compensation increase	3.50%	3.50%	3.50%	2.70%	2.69%	2.50%
Pension increase	3.34%	3.43%	3.64%	2.20%	1.80%	1.70%
Expected long-term rate of return on assets	3.95%	5.11%	1.91%	N/A	N/A	N/A

The discount and compensation increase rates used above to determine the December 31, 2024, benefit obligations will be used to determine net periodic benefit cost for 2025. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $7 million increase in 2025 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an approximate $8 million increase to pension expense in 2025.

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

Actual results may differ from the company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. In 2024, the company recorded pension expense of $14 million for Ball-sponsored plans, and the company currently expects its 2025 pension expense to be $19 million, using currency exchange rates in effect at December 31, 2024.

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market-related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market-related value of plan assets used to calculate the expected return was $2,946 million for 2024, $3,297 million for 2023 and $3,271 million for 2022.

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

Target asset allocations are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Following are the target asset allocations established as of December 31, 2024:

	U.S.	U.K.

Cash and cash equivalents	—%	0-10%
Equity securities	20-40%	0-10%
Fixed income securities	40-70%	—%
Insurance contract	—%	90-100%
Alternative investments	5-25%	—%

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2024	2023
Cash and cash equivalents	1%	1%
Equity securities	15%	13%
Fixed income securities	24%	24%
Insurance contract	59%	61%
Alternative investments	1%	1%
	100%	100%

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

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of pension assets and liabilities and their placement within the fair value hierarchy levels. The fair value hierarchy levels assigned to the company’s defined benefit plan assets are summarized in the tables below:

	December 31, 2024
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$38	$38
U.S. government, agency and asset-backed securities:
Municipal bonds	—	8	8
Treasury bonds	138	—	138
Other	—	9	9
Non-U.S. government bonds	—	15	15
Corporate bonds and notes:
Basic materials	—	6	6
Communications	—	40	40
Consumer discretionary	—	19	19
Consumer staples	—	57	57
Energy	—	41	41
Financials	—	50	50
Industrials	—	32	32
Information technology	—	6	6
Private placement	—	1	1
Utilities	—	58	58
Total level 1 and level 2	$138	$380	518
Other investments measured at net asset value (a)			533
Total assets			$1,051
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31, 2023
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$20	$20
U.S. government, agency and asset-backed securities:
Municipal bonds	—	10	10
Treasury bonds	173	—	173
Other	—	11	11
Non-U.S. government bonds	—	13	13
Corporate bonds and notes:
Basic materials	—	6	6
Communications	—	44	44
Consumer discretionary	—	18	18
Consumer staples	—	59	59
Energy	—	37	37
Financials	—	44	44
Industrials	—	39	39
Information technology	—	6	6
Private placement	—	1	1
Utilities	—	55	55
Total level 1 and level 2	$173	$363	536
Other investments measured at net asset value (a)			570
Total assets			$1,106
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

	December 31,
($ in millions)	2024	2023

U.K. pension assets, at fair value:
Cash and cash equivalents	$—	$31
Equity and commingled funds	37	20
Other	—	4
Total level 1	37	55
Level 3: Insurance annuity contract	1,656	1,935
Total assets	$1,693	$1,990

In November 2023, the Trustee Board of the U.K. defined benefit pension plan entered into an agreement with an insurance company for a bulk annuity purchase, or “buy-in”, for its U.K. defined benefit pension plan to reduce retirement plan risk, while delivering promised benefits to plan participants. This transaction allows the company to reduce volatility by removing investment, longevity, mortality, interest rate and inflation risk upon the transfer of substantially all of the pension plan assets to the insurer in exchange for the group annuity insurance contract. At this time the company retains both the fair value of the annuity contract within plan assets and the pension benefit obligations related to these participants. The fair value of the annuity buy-in contract was $1.66 billion and $1.94 billion as of December 31, 2024 and 2023, respectively, and is based on the calculated pension benefit obligations covered. The fair value of plan assets categorized as Level 3 during 2024 and 2023 are related to the purchase of the group annuity insurance contract. The plan was frozen on April 5, 2024, and future service accruals were replaced with enhanced defined contribution benefits for the impacted employees. The company anticipates the “buy-out” will occur within three

Ball Corporation

Notes to the Consolidated Financial Statements

years of the plan freeze, which will trigger a pension settlement that will result in all plan balances, including accumulated pension components within other comprehensive income, being charged to expense as a noncash settlement charge. Following is a rollforward of the fair value of plan assets from December 31, 2023 to December 31, 2024:

($ in millions)	2024

Balance as of January 1	$1,935
Actual return on plan assets	(252)
Foreign exchange	(27)
Balance as of December 31	$1,656

Other Postretirement Benefits

The company sponsors postretirement health care and life insurance plans for certain U.S. and Canadian employees. Employees may also qualify for long-term disability, medical and life insurance continuation and other postemployment benefits upon termination of active employment prior to retirement. All of the Ball-sponsored postretirement health care and life insurance plans are unfunded with the exception of life insurance benefits, which are self-insured. The benefit obligation associated with these plans was $88 million and $99 million as of December 31, 2024 and 2023, respectively, including current portions of $9 million and $11 million for both years, respectively. Net periodic cost associated with these plans was income of $5 million, $6 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Weighted average assumptions used to determine benefit obligations for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2024	2023	2022	2024	2023	2022
Discount rate	5.52%	5.10%	5.45%	4.50%	4.50%	5.00%
Rate of compensation increase (a)	N/A	4.37%	4.37%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

Weighted average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2024	2023	2022	2024	2023	2022
Discount rate	5.10%	5.45%	2.79%	4.50%	5.00%	2.75%
Rate of compensation increase (a)	4.37%	4.37%	4.37%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

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

Ball Corporation

Notes to the Consolidated Financial Statements

18. Shareholders’ Equity

At December 31, 2024, the company had 1.1 billion shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

On April 24, 2024, Ball’s Board of Directors approved the repurchase by the company of up to a total of 40 million shares of its common stock. This repurchase authorization replaced all previous authorizations. On January 29, 2025, the Board of Directors approved the repurchase by the company of up to a total of $4.00 billion in shares of its common stock. This repurchase authorization replaced the April 24, 2024, authorization.

Under its ongoing share repurchase program, the company repurchased $1.71 billion, $3 million and $618 million of its shares during the years ended December 31, 2024, 2023, and 2022, respectively.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	(a)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2022	$(434)	$(227)		$(18)	$(679)
Other comprehensive earnings (loss) before reclassifications	54	(308)		8	(246)
Amounts reclassified into earnings	—	(2)		11	9
Balance at December 31, 2023	$(380)	$(537)		$1	$(916)
Other comprehensive earnings (loss) before reclassifications	(238)	30		76	(132)
Amounts reclassified into earnings	—	11		(60)	(49)
Aerospace disposal	—	94		—	94
Balance at December 31, 2024	$(618)	$(402)		$17	$(1,003)

(a) Includes amounts associated with the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan through the date of the aerospace business sale

Ball Corporation

Notes to the Consolidated Financial Statements

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Years Ended December 31,
($ in millions)	2024	2023	2022

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(3)	$43	$59
Commodity contracts recorded in cost of sales	(4)	(70)	119
Currency exchange contracts recorded in selling, general and administrative	74	5	81
Interest rate contracts recorded in interest expense	11	8	2
Total before tax effect	78	(14)	261
Tax benefit (expense) on amounts reclassified into earnings	(18)	3	(56)
Recognized gain (loss), net of tax	$60	$(11)	$205

Amortization and disposal of pension and other postretirement benefits: (a)
Actuarial gains (losses) (b)	$(12)	$4	$(28)
Prior service income (expense) (b)	(2)	(2)	(2)
Aerospace disposal	(127)	—	—
Effect of settlement losses and other one-time charges (b)	—	—	(10)
Total before tax effect	(141)	2	(40)
Tax benefit (expense) on amounts reclassified into earnings	36	—	10
Recognized gain (loss), net of tax	$(105)	$2	$(30)

Currency translation recorded in business consolidation and other activities from the sale of the Russian aluminum beverage packaging business	$—	$—	$90
(a)	Includes amounts associated with the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan
(b)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

19. Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock on the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. All disclosures within this note, unless otherwise specified, include impacts from activities

Ball Corporation

Notes to the Consolidated Financial Statements

associated with grants to employees of the historical aerospace business through the date of the sale. A summary of outstanding stock option and SSAR activity for the year ended December 31, 2024, follows:

	Number of	Weighted Average
	Shares	Exercise Price
Beginning of year	8,905,005	$55.48
Granted	1,243,386	56.24
Exercised	(834,946)	36.35
Canceled/forfeited	(400,841)	66.33
End of period	8,912,604	56.87

Vested and exercisable, end of year	6,383,684	$53.96
Reserved for future grants	10,254,726

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2024, was 5.0 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $61 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2024, was 3.7 years and the aggregate intrinsic value was $61 million. The company received $23 million, $26 million and $26 million from options and SSARs exercised during 2024, 2023 and 2022, respectively, and the intrinsic value associated with these exercises was $22 million, $35 million and $62 million for the same periods, respectively. The excess tax benefit associated with the company’s stock compensation programs was $6 million for 2024, and was reported as a discrete item in the consolidated tax provision. The total fair value of options and SSARs vested during 2024, 2023 and 2022 was $19 million.

Based on the Black-Scholes option pricing model, options granted in 2024, 2023 and 2022 have estimated weighted average fair values at the date of grant of $17.97 per share, $16.95 per share and $21.68 per share, respectively. The fair values were estimated using the following weighted average assumptions:

	2024 Grants	2023 Grants	2022 Grants

Expected dividend yield	1.42%	1.41%	0.92%
Expected stock price volatility	31.51%	30.11%	25.56%
Risk-free interest rate	4.07%	3.52%	1.77%
Expected life of options (in years)	5.84	5.80	6.10

In addition to stock options and SSARs, the company issues to certain employees restricted shares and restricted stock units, which vest over various periods. Such restricted shares and restricted stock units generally vest in equal installments over three years.

Ball Corporation

Notes to the Consolidated Financial Statements

Following is a summary of restricted stock activity for the year ended December 31, 2024:

		Weighted
	Number of	Average
	Shares/Units	Grant Price

Beginning of year	1,345,245	$57.44
Granted	368,551	58.88
Vested	(264,801)	52.49
Canceled/forfeited	(328,909)	72.87
End of year	1,120,086	$54.07

For the years ended December 31, 2024, 2023 and 2022, the company recognized pretax expense of $63 million ($56 million in continuing operations and $7 million in discontinued operations), $33 million ($29 million in continuing operations and $4 million in discontinued operations) and $39 million ($35 million in continuing operations and $4 million in discontinued operations), respectively, for all of its share-based compensation arrangements. The after-tax expense for these arrangements was $56 million, $31 million and $34 million in 2024, 2023 and 2022, respectively. At December 31, 2024, there was $51 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.1 years.

20. Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2024	2023	2022

Earnings from continuing operations attributable to Ball Corporation, net of tax	$424	$484	$569
Discontinued operations, net of tax	3,584	223	150
Net earnings attributable to Ball Corporation	$4,008	$707	$719

Basic weighted average common shares	305,459	314,775	316,433
Effect of dilutive securities	2,747	2,247	3,575
Weighted average shares applicable to diluted earnings per share	308,206	317,022	320,008

Basic - continuing operations	$1.39	$1.54	$1.80
Basic - discontinued operations	11.73	0.71	0.47
Per basic share	$13.12	$2.25	$2.27

Diluted - continuing operations	$1.37	$1.53	$1.78
Diluted - discontinued operations	11.63	0.70	0.47
Per diluted share	$13.00	$2.23	$2.25

Certain outstanding options were excluded from the diluted earnings per share calculations because they were anti-dilutive. The excluded options totaled approximately 5 million for the year ended December 31, 2024, 4 million for the year ended December 31, 2023, and 3 million for the year ended December 31, 2022.

The company declared and paid dividends of $0.80 per share in 2024, 2023 and 2022.

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

Ball Corporation

Notes to the Consolidated Financial Statements

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	December 31, 2024
Commercial risk area	Commodity		Currency	Interest Rate	Net Investment

Notional amount of contracts	$1,256	(a)	$2,404	$600	€1,050
Net gain (loss) included in AOCI, after-tax	15	(b)	(5)	7	17
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	14	(b)	9	3	—

Longest duration of forecasted hedge transactions in years	1		2	3	5
(a)	Substantially all aluminum contracts received hedge accounting treatment as of December 31, 2024.
(b)	Substantially all of this gain (loss) will be offset by pricing changes in sales and purchase contracts.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through March 2026, and which have a combined notional value of 1.4 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2024 and 2023, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Ball Corporation

Notes to the Consolidated Financial Statements

		December 31, 2024
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$26	$—	$26
Currency contracts		—	36	36
Interest rate and other contracts		4	—	4
Total current derivative contracts	Other current assets	$30	$36	$66

Currency contracts		$51	$—	$51
Interest rate and other contracts		6	—	6
Net investment hedge		20	—	20
Total noncurrent derivative contracts	Other noncurrent assets	$77	$—	$77

Liabilities:
Commodity contracts		$7	$—	$7
Currency contracts		—	13	13
Total current derivative contracts	Other current liabilities	$7	$13	$20

Commodity contracts		$1	$—	$1
Currency contracts		—	—	—
Other contracts		—	12	12
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$12	$13

Ball Corporation

Notes to the Consolidated Financial Statements

		December 31, 2023
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$20	$—	$20
Currency contracts		65	13	78
Interest rate and other contracts		9	2	11
Total current derivative contracts	Other current assets	$94	$15	$109

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent assets	$1	$—	$1

Liabilities:
Commodity contracts		$19	$—	$19
Currency contracts		—	30	30
Interest rate and other contracts		3	—	3
Total current derivative contracts	Other current liabilities	$22	$30	$52

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$—	$1

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, cross currency swaps and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR), Euro London Inter-Bank Offered Rate (Euro LIBOR) or 12-month LIBOR. Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2024, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the consolidated statements of earnings:

		Year Ended December 31, 2024
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(3)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(4)	(2)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	11	—
Currency contracts - manage currency exposure	Selling, general and administrative	74	132
Equity contracts	Selling, general and administrative	—	(6)
Total		$78	$124

		Year Ended December 31, 2023
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$43	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(70)	14
Interest rate contracts - manage exposure for outstanding debt	Interest expense	8	(8)
Currency contracts - manage currency exposure	Selling, general and administrative	5	(8)
Equity contracts	Selling, general and administrative	—	11
Total		$(14)	$9

Ball Corporation

Notes to the Consolidated Financial Statements

		Year Ended December 31, 2022
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$59	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	119	33
Interest rate contracts - manage exposure for outstanding debt	Interest expense	2	11
Currency contracts - manage currency exposure	Selling, general and administrative	81	94
Equity contracts	Selling, general and administrative	—	(114)
Total		$261	$24

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Years Ended December 31,
($ in millions)	2024	2023	2022

Amounts reclassified into earnings:
Commodity contracts	$7	$27	$(177)
Interest rate contracts	(11)	(8)	(1)
Currency exchange contracts	(74)	(5)	(83)
Change in fair value of hedges:
Commodity contracts	17	(3)	13
Interest rate contracts	15	14	1
Currency exchange contracts	68	—	66
Net investment contracts	22	—	—
Currency and tax impacts	(11)	(6)	40
	$33	$19	$(141)

Ball Corporation

Notes to the Consolidated Financial Statements

22. Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $25 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at December 31, 2024. Based on the information available at the present time, any reasonably possible loss that may be incurred in excess of the recorded accruals cannot be estimated.

On February 1, 2012, Ball Metal Beverage Container Corp. (“BMBCC”) filed suit against Crown Technology Holding, Inc. (“Crown”) in the United States District Court for the Southern District of Ohio seeking a declaratory judgment that the CDL beverage can end made and sold by BMBCC did not infringe certain U.S. patents held by Crown. In response, Crown filed a counterclaim alleging that the CDL ends made and sold by BMBCC infringed the subject patents and seeking damages. On September 25, 2019, the District Court granted BMBCC’s motion for summary judgment holding that the patents at issue were invalid due to indefiniteness. On October 20, 2019, Crown appealed this decision to the Court of Appeals for the Federal Circuit (“CAFC”). On December 31, 2020, the CAFC in a non-precedential decision, vacated the decision of the District Court finding that the District Court had not considered an additional factor under a novel position advanced by the CAFC, and remanded the case to the District Court for further proceedings. On August 2, 2023, the District Court again granted summary judgment to Ball finding that patent claims at issue are invalid due to invalidity under the revised analytical framework specified by the CAFC. On August 4, 2023, Crown appealed this decision to the CAFC. Briefing for this appeal concluded on February 20, 2024. Oral argument is expected to be scheduled during 2025 with a decision to follow. Based on the information available at the present time, the Company is unable to predict the ultimate outcome of this claim including the amount of any reasonably possible loss and we intend to vigorously defend this matter.

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

Ball Corporation

Notes to the Consolidated Financial Statements

24. Quarterly Results of Operations (Unaudited)

The following table presents selected unaudited consolidated statements of earnings (loss) for each quarter of the periods indicated. This table reflects retrospective changes in consideration of the discontinued operation outlined in Note 4. The company’s quarters in both 2024 and 2023 ended on March 31, June 30, September 30 and December 31.

	First	Second	Third	Fourth
($ in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter

2024
Net sales	$2,874	$2,959	$3,082	$2,880
Gross profit	$477	$489	$545	$480

Earnings (loss) from continuing operations	$79	$159	$193	$(1)
Discontinued operations, net of tax	3,607	—	6	(29)
Net earnings (loss)	3,686	159	199	(30)
Net earnings attributable to noncontrolling interests	1	1	2	2
Net earnings (loss) attributable to Ball Corporation	$3,685	$158	$197	$(32)	(b)

Basic - continuing operations (a)	$0.25	$0.51	$0.63	$(0.01)	(b)
Basic - discontinued operations (a)	11.45	—	0.02	(0.10)	(b)
Total basic earnings (loss) per share (a)	$11.70	$0.51	$0.65	$(0.11)	(b)

Diluted - continuing operations (a)	$0.25	$0.51	$0.63	$(0.01)	(b)
Diluted - discontinued operations (a)	11.36	—	0.02	(0.10)	(b)
Total diluted earnings (loss) per share (a)	$11.61	$0.51	$0.65	$(0.11)	(b)

2023
Net sales	$2,981	$3,067	$3,111	$2,903
Gross profit	$441	$453	$487	$483

Earnings from continuing operations	$128	$125	$133	$102
Discontinued operations, net of tax	52	48	71	52
Net earnings	180	173	204	154
Net earnings attributable to noncontrolling interests	3	—	1	—
Net earnings attributable to Ball Corporation	$177	$173	$203	$154

Basic - continuing operations (a)	$0.40	$0.40	$0.42	$0.32
Basic - discontinued operations (a)	0.16	0.15	0.22	0.17
Total basic earnings per share (a)	$0.56	$0.55	$0.64	$0.49

Diluted - continuing operations (a)	$0.40	$0.40	$0.42	$0.32
Diluted - discontinued operations (a)	0.16	0.15	0.22	0.17
Total diluted earnings per share (a)	$0.56	$0.55	$0.64	$0.49
(a)	Earnings (loss) per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

Ball Corporation

Notes to the Consolidated Financial Statements

(b)	The company reported a loss from continuing operations and a net loss attributable to Ball Corporation in the three months ended December 31, 2024, and, as a result, all potentially issuable securities were excluded in the diluted earnings (loss) per share calculations as their effect would have been anti-dilutive. The loss in the fourth quarter is primarily driven by a noncash charge to adjust the carrying value of the aluminum cups business to its estimated fair value less cost to sell, as outlined in Note 4.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ball Corporation has established disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that the company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2024, Ball Corporation, under the supervision of the Chief Executive Officer and Chief Financial Officer of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of Ball Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plan

During the three months ended December 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

There were no matters required to be reported under this item.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale and/or other dispositions of its securities by its directors, officers and employees that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the NYSE listing standards. The foregoing summary of the Company’s insider trading policy does not purport to be complete and is qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 10.22.

Executive Officers

The executive officers of the company as of February 20, 2025, were as follows:

Nate C. Carey, 46, Vice President and Global Head of Controllership since June 2024; Vice President and Controller from 2017 to 2024; Assistant Controller from 2014 to November 2017.

Carey S. Causey, 47, Senior Vice President and Chief Growth Officer since January 2024; President, Beverage Packaging EMEA from 2021 to 2024; Vice President, Integrated Business Planning from 2020 to 2021; various other positions within the company, 2014 to 2020.

Daniel W. Fisher, 52, Chairman and Chief Executive Officer since April 2023; President and Chief Executive Officer from April 2022 to April 2023; President, Ball Corporation from January 2021 to April 2022; Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, from December 2016 to January 2021; President, Beverage Packaging North and Central America from 2014 to 2016; various other positions within the company, 2010 to 2014.

Mandy Glew, 53, Senior Vice President and President, EMEA since April 2024; Vice President, Commercial, Beverage Packaging EMEA from 2020 to 2024.

Deron J. Goodwin, 59, Vice President and Global Head of Treasury since June 2024; Vice President and Treasurer from 2022 to 2024; Assistant Treasurer from 2016 to September 2022.

Ronald J. Lewis, 58, Senior Vice President, Chief Supply Chain and Operations Officer since January 2024; Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, from 2021 to 2024; President, Beverage Packaging EMEA from 2019 to 2021; Chief Supply Chain Officer, Coca-Cola European Partners plc, 2016 to 2019.

Hannah Lim-Johnson, 53, Senior Vice President, Chief Legal Officer and Corporate Secretary since September 2023; Senior Vice President, Chief Legal Officer and Corporate Secretary, Meritor, Inc., 2020 to 2021.

Kathleen E. Pitre, 48, Senior Vice President and President, North and Central America since January 2024; President, Beverage Packaging North and Central America from 2021 to 2024; Chief Commercial and Sustainability Officer, Global Beverage Packaging from 2019 to 2021; various other positions within the company, 2004 to 2019.

Stacey Valy Panayiotou, 52, Senior Vice President and Chief Human Resources Officer since November 2021; Executive Vice President of Human Resources, Graphic Packaging International from 2019 to 2021; Senior Vice President, Global Talent and Development, The Coca-Cola Company, 2013 to 2019.

Fauze C. Villatoro, 48, Senior Vice President and President, South America since January 2024; President, Beverage Packaging South America from 2022 to 2024; Vice President, Commercial, Beverage Packaging South America from 2020 to 2022; various other positions within the company, 2016 to 2020.

Howard H. Yu, 53, Executive Vice President and Chief Financial Officer since September 2023; Senior Vice President and Chief Financial Officer, Envista Holdings Corporation, 2019 to 2023.

Other information required by Item 10 appearing under the captions “Director Nominees and Continuing Directors” and “Beneficial Ownership,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2024, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation,” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2024, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2024, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

Equity Compensation Plan Information
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	8,912,604	$56.87	10,254,726
Equity compensation plans not approved by security holders	—	—	—
Total	8,912,604	$56.87	10,254,726

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the caption “Transactions with Related Persons, Promoters and Certain Control Persons,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2024, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Ratification of the Appointment of Independent Auditor,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2024, is incorporated herein by reference.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

(a)    (1)    Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2024, 2023 and 2022

Consolidated statements of comprehensive earnings (loss) — Years ended December 31, 2024, 2023 and 2022

Consolidated balance sheets — December 31, 2024 and 2023

Consolidated statements of cash flows — Years ended December 31, 2024, 2023 and 2022

Consolidated statements of shareholders’ equity — Years ended December 31, 2024, 2023 and 2022

Notes to consolidated financial statements

(2)    Financial Statement Schedules:

Financial statement schedules have been omitted, as they are either not applicable, are considered insignificant or the required information is included in the consolidated financial statements or notes thereto.

(3)    Exhibits:

Exhibit Number	Description of Exhibit

2.1

Stock Purchase Agreement, dated as of August 16, 2023, by and among Ball Corporation, BAE Systems, Inc., and, solely for the purposes set forth therein, BAE Systems plc. (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024) filed October 31, 2024.

3.i	Amended Articles of Incorporation revised April 27, 2022 (filed by incorporation by reference to Exhibit 3.i of the Current Report on Form 8-K dated April 27, 2022) filed May 3, 2022.

3.ii	Bylaws of Ball Corporation as amended October 23, 2024. (Filed herewith.)

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

4.1(c)

Indenture, dated as of November 27, 2015, by and between Ball Corporation and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.7 of the Registration Statement on Form S-3 dated November 27, 2015) filed November 27, 2015.

Exhibit Number	Description of Exhibit

4.1(d)

Tenth Supplemental Indenture, dated as of March 9, 2018, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated March 9, 2018) filed March 9, 2018.

4.1(e)

Twelfth Supplemental Indenture, dated as of November 18, 2019, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.3 of the Current Report on Form 8-K dated November 13, 2019) filed November 18, 2019.

4.1(f)

Thirteenth Supplemental Indenture, dated as of August 13, 2020, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated August 13, 2020) filed August 13, 2020.

4.1(f)

Fourteenth Supplemental Indenture, dated as of September 14, 2021, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated September 9, 2021) filed September 14, 2021.

4.1(f)

Fifteenth Supplemental Indenture, dated as of November 25, 2022, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated November 25, 2022) filed November 25, 2022.

4.1(f)

Sixteenth Supplemental Indenture, dated as of May 11, 2023, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated May 8, 2023) filed May 11, 2023.

4.2(d)

Description of Ball Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2023) filed February 20, 2024.

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

Exhibit Number	Description of Exhibit

10.8	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997.*

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

19	Insider Trading Policies and Procedures of Ball Corporation. (Filed herewith.)

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

22	Obligor group subsidiaries of Ball Corporation. (Filed herewith.)

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Limited Power of Attorney. (Filed herewith.)

31.1	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by Daniel W. Fisher, Chairman and Chief Executive Officer of Ball Corporation. (Filed herewith.)

31.2	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by Howard H. Yu, Executive Vice President and Chief Financial Officer of Ball Corporation. (Filed herewith.)

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

97

Ball Corporation’s Incentive Compensation Recoupment Policy (filed by incorporation by reference to Exhibit 97 to the Annual Report on Form 10-K for the year ended December 31, 2023), filed February 20, 2024.

99	Cautionary statement for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)

101.INS	Extensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description of Exhibit

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (contained in Exhibit 101): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Filed herewith.)

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
February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ Daniel W. Fisher		Chairman and Chief Executive Officer
	Daniel W. Fisher		February 20, 2025

(2)	Principal Financial Officer:

	/s/ Howard H. Yu		Executive Vice President and Chief Financial Officer
	Howard H. Yu		February 20, 2025

(3)	Principal Accounting Officer:

	/s/ Nate C. Carey		Vice President, Global Head of Controllership
	Nate C. Carey		February 20, 2025

(4)	A Majority of the Board of Directors:

	/s/ John Bryant	*	Director
	John Bryant		February 20, 2025

	/s/ Michael J. Cave	*	Director
	Michael J. Cave		February 20, 2025

	/s/ Aaron Erter	*	Director
	Aaron Erter		February 20, 2025

	/s/ Daniel W. Fisher	*	Chairman of the Board and Director
	Daniel W. Fisher		February 20, 2025

	/s/ Dune Ives	*	Director
	Dune Ives		February 20, 2025

	/s/ Pedro H. Mariani	*	Director
	Pedro H. Mariani		February 20, 2025

/s/ Cynthia A. Niekamp	*	Director
Cynthia A. Niekamp		February 20, 2025

/s/ Todd Penegor	*	Director
Todd Penegor		February 20, 2025

/s/ Cathy D. Ross	*	Director
Cathy D. Ross		February 20, 2025

/s/ Betty Sapp	*	Director
Betty Sapp		February 20, 2025

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 20, 2025

*  By Daniel W. Fisher as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ Daniel W. Fisher
Daniel W. Fisher
As Attorney-in-Fact
February 20, 2025