Form 10-Q
period 2025-03-31
BALL Corp
filed 2025-05-06
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at May 2, 2025
Common Stock, without par value	BALL	NYSE	277,417,504 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2025	2024

Net sales	$3,097	$2,874

Cost of sales (excluding depreciation and amortization)	(2,493)	(2,283)
Depreciation and amortization	(150)	(158)
Selling, general and administrative	(149)	(237)
Business consolidation and other activities	(13)	(26)
Interest income	7	26
Interest expense	(70)	(93)
Debt refinancing and other costs	—	(2)

Earnings before taxes	229	101
Tax (provision) benefit	(53)	(27)
Equity in results of affiliates, net of tax	5	5
Earnings from continuing operations	181	79
Discontinued operations, net of tax	(2)	3,607
Net earnings	179	3,686
Net earnings attributable to noncontrolling interests	—	1
Net earnings attributable to Ball Corporation	$179	$3,685

Earnings per share:
Basic - continuing operations	$0.64	$0.25
Basic - discontinued operations	(0.01)	11.45
Total basic earnings per share	$0.63	$11.70

Diluted - continuing operations	$0.64	$0.25
Diluted - discontinued operations	(0.01)	11.36
Total diluted earnings per share	$0.63	$11.61

Weighted average shares outstanding: (000s)
Basic	283,292	314,950
Diluted	285,067	317,385

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended March 31,
($ in millions)	2025	2024

Net earnings	$179	$3,686

Other comprehensive earnings (loss):
Currency translation adjustment	66	(87)
Pension and other postretirement benefits	(15)	141
Derivatives designated as hedges	(2)	8
Total other comprehensive earnings (loss)	49	62
Tax (provision) benefit	12	(39)
Total other comprehensive earnings (loss), net of tax	61	23

Total comprehensive earnings	240	3,709
Comprehensive earnings attributable to noncontrolling interests	—	1
Comprehensive earnings attributable to Ball Corporation	$240	$3,708

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2025	2024

Assets
Current assets
Cash and cash equivalents	$449	$885
Receivables, net	2,637	2,166
Inventories, net	1,642	1,477
Other current assets	212	169
Current assets held for sale	100	144
Total current assets	5,040	4,841
Noncurrent assets
Property, plant and equipment, net	6,377	6,173
Goodwill	4,241	4,172
Intangible assets, net	1,062	1,080
Other assets	1,319	1,362
Total assets	$18,039	$17,628

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$583	$361
Accounts payable	3,226	3,418
Accrued employee costs	210	303
Other current liabilities	804	725
Current liabilities held for sale	22	40
Total current liabilities	4,845	4,847
Noncurrent liabilities
Long-term debt	6,134	5,312
Employee benefit obligations	541	577
Deferred taxes	580	594
Other liabilities	370	368
Total liabilities	12,470	11,698

Equity
Common stock (684,673,139 shares issued - 2025; 684,168,252 shares issued - 2024)	1,401	1,395
Retained earnings	11,649	11,527
Accumulated other comprehensive earnings (loss)	(942)	(1,003)
Treasury stock, at cost (405,213,205 shares - 2025; 394,790,362 shares - 2024)	(6,607)	(6,057)
Total Ball Corporation shareholders' equity	5,501	5,862
Noncontrolling interests	68	68
Total equity	5,569	5,930
Total liabilities and equity	$18,039	$17,628

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2025	2024

Cash Flows from Operating Activities
Net earnings	$179	$3,686
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	150	167
Business consolidation and other activities	13	26
Deferred tax provision (benefit)	(29)	176
Gain on Aerospace disposal	2	(4,695)
Pension contributions	(7)	(10)
Other, net	(86)	46
Changes in working capital components, net of acquisitions and dispositions	(887)	(643)
Cash provided by (used in) operating activities	(665)	(1,247)

Cash Flows from Investing Activities
Capital expenditures	(81)	(154)
Business acquisitions, net of cash acquired	(159)	—
Business dispositions, net of cash sold	1	5,422
Other, net	32	24
Cash provided by (used in) investing activities	(207)	5,292

Cash Flows from Financing Activities
Long-term borrowings	1,350	450
Repayments of long-term borrowings	(301)	(3,277)
Net change in short-term borrowings	(42)	77
Acquisitions of treasury stock	(555)	(182)
Common stock dividends	(57)	(63)
Other, net	1	17
Cash provided by (used in) financing activities	396	(2,978)

Effect of exchange rate changes on cash	12	(52)

Change in cash, cash equivalents and restricted cash	(464)	1,015
Cash, cash equivalents and restricted cash - beginning of period (a)	931	710
Cash, cash equivalents and restricted cash - end of period (a)	$467	$1,725

(a)	Includes $5 million and $32 million of cash presented in current assets held for sale on the unaudited condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024, respectively.

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s 2024 Annual Report on Form 10-K filed on February 20, 2025, pursuant to the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024 (annual report).

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

Risks and Uncertainties

Global Economic Environment

Recent data has indicated that the rate of inflation is slowing in the majority of regions where we operate. That said, current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal and monetary policies, changes in interest rates, tariffs, and changing demand for certain goods and services. There is currently significant uncertainty as to the extent and duration of tariffs and the associated impacts on inflation. Furthermore, we cannot predict with any certainty the impact that interest rates, a global or any regional recession, tariffs, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, hyperinflation in Argentina and Egypt, or the continuation or escalation of global conflicts, including the conflict between Russia and Ukraine and the instability in the Middle East and Myanmar, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of the current global economic environment in the near-term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at March 31, 2025, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

2.     Accounting Pronouncements

New Accounting Guidance and Disclosure Requirements

Disaggregation of Income Statement Expenses

In 2024, new guidance was issued by the Financial Accounting Standards Board (FASB) with the goal of providing financial statement users with more expense information of certain categories of expenses that are included in line items on the face of the statements of earnings. The company is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to meet the disclosure requirements on a prospective basis in its 2027 annual report and interim periods thereafter.

Income Tax Disclosures

In 2023, new guidance was issued by the FASB with the goal of providing financial statement users with more information in the income tax rate reconciliation table and regarding income taxes paid. The company is preparing for the adoption of this new guidance in its consolidated financial statements and expects to meet the disclosure requirements on a prospective basis in its 2025 annual report.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

As presented in the tables below, Other consists of a non-reportable operating segment (beverage packaging, other) that manufactures and sells aluminum beverage containers in India, Saudi Arabia and Myanmar; a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers and recloseable aluminum bottles across multiple consumer categories as well as aluminum slugs (personal & home care or PHC) throughout North America, South America, and Europe; a non-reportable operating segment that manufactured and sold aluminum cups (aluminum cups); undistributed corporate expenses; and intercompany eliminations and other business activities. As of March 31, 2025, and December 31, 2024, the assets and liabilities of the Saudi Arabian business were presented as current assets held for sale and current liabilities held for sale on the unaudited condensed consolidated balance sheets. On March 21, 2025, Ball closed on a transaction for the aluminum cups business, which resulted in Ball deconsolidating the business. The financial results of the aluminum cups business are presented in Other in the tables below through the date of the transaction and the assets and liabilities of the business were presented as current assets held for sale and current liabilities held for sale on the unaudited condensed consolidated balance sheet as of December 31, 2024. See Note 4 for further details on the Saudi Arabia and aluminum cups businesses.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended March 31,
($ in millions)	2025	2024

Net sales
Beverage packaging, North and Central America	$1,463	$1,403
Beverage packaging, EMEA	903	810
Beverage packaging, South America	544	482
Reportable segment sales	2,910	2,695
Other	187	179
Net sales	$3,097	$2,874

Comparable segment operating earnings (a)
Beverage packaging, North and Central America	$195	$192
Beverage packaging, EMEA	96	85
Beverage packaging, South America	69	55
Reportable segment comparable operating earnings	360	332
Reconciling items
Other (b)	(15)	(72)
Business consolidation and other activities	(13)	(26)
Amortization of acquired intangibles	(33)	(38)
Interest expense	(70)	(93)
Debt refinancing and other costs	—	(2)
Earnings before taxes	$229	$101
(a)	The difference between reportable segment net sales and comparable operating earnings is comprised of other segment items. Other segment items includes cost of sales, depreciation and amortization, selling, general and administrative and interest income amounts. The CODM does not receive or use these amounts at the reportable segment level. However, the CODM is provided these amounts at a consolidated level to manage operations.
(b)	Includes undistributed corporate expenses, net, of $43 million and $96 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, respectively, undistributed corporate expenses, net, includes $1 million and $17 million of corporate interest income. For the three months ended March 31, 2024, undistributed corporate expenses, net, includes $79 million of incremental compensation cost from the successful sale of the aerospace business.

	Three Months Ended March 31,
($ in millions)	2025	2024

Depreciation and amortization
Beverage packaging, North and Central America	$56	$54
Beverage packaging, EMEA	47	47
Beverage packaging, South America	36	41
Reportable segment depreciation and amortization	139	142
Other	11	16
Depreciation and amortization	$150	$158

The company does not disclose total assets by segment as it is not provided to the CODM.

4.     Acquisitions and Dispositions

Acquisition of Florida Can Manufacturing

In February 2025, the company closed on the acquisition of Florida Can Manufacturing for cash consideration of $160 million. The business is comprised of an aluminum beverage can manufacturing facility located in Winter Haven, Florida and is included in Ball’s beverage packaging, North and Central America, segment. The transaction strengthens the

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

segment’s supply network and enhances its ability to meet growing customer demand for sustainable beverage packaging solutions in the region.

Aluminum Cups

In the fourth quarter of 2024, Ball’s Board of Directors provided approval for the company to form a strategic partnership for the aluminum cups business in early 2025. As a result, Ball recorded a noncash impairment charge of $233 million in the fourth quarter of 2024 to adjust the carrying value of the disposal group of our aluminum cups business to its estimated fair value less cost to sell. This charge was included in business consolidation and other activities in the consolidated statement of earnings for the year ended December 31, 2024. The remaining assets and liabilities were presented as current assets held for sale and current liabilities held for sale on the unaudited condensed consolidated balance sheet as of December 31, 2024.

On March 21, 2025, Ball and Ayna.AI LLC (Ayna) executed a Unit Purchase Agreement to form a strategic partnership in which Ball owns a 49 percent interest. Ball’s interest in the entity, Oasis Venture Holdings LLC (“Oasis”), will be accounted for under the equity method of accounting. For the three months ended March 31, 2025, Ball recorded an additional loss of $6 million relating to the transaction in business consolidation and other activities in the unaudited condensed consolidated statement of earnings.

Saudi Arabia

In November 2024, the company entered into an agreement to sell 41 percent of its 51 percent ownership interest in Ball United Arab Can Manufacturing Company, which is expected to close in the first half of 2025. As of March 31, 2025, and December 31, 2024, the assets and liabilities of the business were presented as current assets and current liabilities held for sale. As of March 31, 2025, the assets and liabilities were $87 million and $22 million, respectively, which are primarily related to working capital and property, plant and equipment. The entity also has a noncontrolling interest of $62 million as of March 31, 2025, which will be derecognized upon sale. The transaction is expected to result in deconsolidation upon closing and Ball will retain a 10 percent ownership interest. A gain of approximately $75 million is expected to be recognized upon sale and no impairment or loss resulted from meeting held for sale presentation.

Personal & Home Care Acquisition of Alucan Entec

In October 2024, the company acquired the entire share capital of Alucan Entec, S.A, an impact extruded aluminum packaging business with a manufacturing facility in Lummen, Belgium and Llinars del Vallés, Spain, for the purchase price of €82 million, subject to customary closing adjustments. Using the exchange rate on the date of close, the initial cash consideration of $80 million (or €75 million) was paid at close, with an additional holdback of $8 million (or €7 million) to be paid over the next three years, less any potential obligations covered by the holdback arrangement. The business is part of Ball’s PHC segment. The transaction broadens the geographic reach and expands the product portfolio of Ball’s PHC business, serving the growing personal, home care and beverage bottle markets.

Aerospace

In the third quarter of 2023, Ball entered into a Stock Purchase Agreement with BAE Systems, Inc. (BAE) and, for the limited purposes set forth therein, BAE Systems plc, to sell all outstanding equity interests in Ball’s aerospace business. On February 16, 2024, the company completed the divestiture of the aerospace business for a purchase price of $5.6 billion, subject to working capital adjustments and other customary closing adjustments under the terms of the Agreement. The company is in the process of finalizing the working capital adjustments and other customary closing adjustments with BAE, which may adjust the final cash proceeds and gain on sale amounts. As such, during the fourth quarter of 2024, Ball reduced the gain by $60 million based on preliminary concessions related to the purchase price. After this adjustment and the $2 million loss recorded in the unaudited condensed consolidated statement of earnings for the three months ended March 31, 2025, the divestiture resulted in a pre-tax gain of $4.61 billion. Cash proceeds received at close from the sale of $5.42 billion, net of the cash disposed, are presented in business dispositions, net of cash sold, in the 2024 consolidated statement of cash flows. Income taxes related to the transaction that have not yet been paid are recorded in other current liabilities on the unaudited condensed consolidated balance sheet. Additionally, the completion of the divestiture resulted in the removal of the aerospace business from the company’s obligor group, as the business no longer guarantees the company’s senior notes and senior credit facilities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The sale of the aerospace business represents a strategic shift that will have a major effect on Ball’s operations and financial results, including the removal of the aerospace reportable segment. Due to this shift, the aerospace business’ financial results are reported as discontinued operations in the unaudited condensed consolidated statements of earnings. See Note 1 for further information on the basis of presentation.

The following table presents components of discontinued operations, net of tax for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in millions)	2025	2024

Net sales	$—	$261

Cost of sales (excluding depreciation and amortization)	—	(214)
Depreciation and amortization	—	(9)
Selling, general and administrative	—	(11)
Gain (loss) on disposition	(2)	4,695
Tax (provision) benefit	—	(1,115)
Discontinued operations, net of tax	$(2)	$3,607

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the three months ended March 31, 2025 and 2024, included within the consolidated statements of cash flows. Amounts include adjustments to reconcile net earnings to cash provided by (used in) operating activities:

	Three Months Ended March 31,
($ in millions)	2025	2024

Provided by (used in)
Depreciation and amortization	$—	$9
Gain on Aerospace disposal	2	(4,695)
Capital expenditures	—	(13)

For the three months ended March 31, 2024, noncash investing activities included $17 million for the acquisition of property, plant and equipment (PP&E) for which payment had not been made for the aerospace business. These noncash capital expenditures were excluded from the consolidated statement of cash flows.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	($ in millions)
Three Months Ended March 31,	Point in Time	Over Time	Total

2025	$544	$2,553	$3,097
2024	556	2,318	2,874

The company did not have any contract assets at either March 31, 2025, or December 31, 2024. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2024	$50	$2
Increase (decrease)	13	—
Balance at March 31, 2025	$63	$2

During the three months ended March 31, 2025, contract liabilities increased by $13 million, which is net of cash received of $18 million and amounts recognized as sales of $5 million, the majority of which related to current contract liabilities. The amount of sales recognized in the three months ended March 31, 2025, that was included in the opening contract liabilities balance, was $5 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payments. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

2025

During the three months ended March 31, 2025, the company recorded net charges of $13 million, primarily composed of the loss related to the aluminum cups business transaction and costs for previously announced facility closures. These charges were partially offset by income from the receipt of insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility. See Note 4 for further details on the aluminum cups transaction.

2024

During the three months ended March 31, 2024, the net charges of $26 million primarily related to $25 million of facility closure costs and other charges. These charges were partially offset by income from the receipt of insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility.

7.	Supplemental Cash Flow Statement and Other Disclosures

	March 31,
($ in millions)	2025	2024

Beginning of period:
Cash and cash equivalents	$885	$695
Current restricted cash (included in other current assets)	8	15
Noncurrent restricted cash (included in other assets)	6	—
Cash reported in current assets held for sale	32	—
Total cash, cash equivalents and restricted cash	$931	$710

End of period:
Cash and cash equivalents	$449	$1,719
Current restricted cash (included in other current assets)	7	6
Noncurrent restricted cash (included in other assets)	6	—
Cash reported in current assets held for sale	5	—
Total cash, cash equivalents and restricted cash	$467	$1,725

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

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the unaudited condensed consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid, inclusive of amounts related to the historical aerospace business, is as follows:

	March 31,
($ in millions)	2025	2024

Beginning of period:
PP&E acquired but not yet paid	$96	$204

End of period:
PP&E acquired but not yet paid	$74	$168

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Supplier Finance Programs

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's regional supplier finance programs was $433 million and $423 million at March 31, 2025, and December 31, 2024, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

8.     Receivables, Net

	March 31,	December 31,
($ in millions)	2025	2024

Trade accounts receivable	$1,569	$1,258
Unbilled receivables	573	490
Less: Allowance for doubtful accounts	(13)	(12)
Net trade accounts receivable	2,129	1,736
Other receivables	508	430
	$2,637	$2,166

The company has entered into several regional accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.64 billion and $1.60 billion at March 31, 2025, and December 31, 2024, respectively. A total of $472 million and $428 million were available for sale under these programs as of March 31, 2025, and December 31, 2024, respectively. The company has recorded expense related to its factoring programs of $10 million and $13 million for the three months ended March 31, 2025 and 2024, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

9.     Inventories, Net

	March 31,	December 31,
($ in millions)	2025	2024

Raw materials and supplies	$1,179	$1,089
Finished goods	549	470
Less: Inventory reserves	(86)	(82)
	$1,642	$1,477

10.     Property, Plant and Equipment, Net

	March 31,	December 31,
($ in millions)	2025	2024

Land	$206	$198
Buildings	1,876	1,794
Machinery and equipment	7,745	7,450
Construction-in-progress	796	836
	10,623	10,278
Accumulated depreciation	(4,246)	(4,105)
	$6,377	$6,173

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Depreciation expense was $114 million and $116 million for the three months ended March 31, 2025 and 2024, respectively.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Other	Total

Balance at December 31, 2024	$1,277	$1,289	$1,300	$306	$4,172
Effects of currency exchange	—	57	—	18	75
Business dispositions	—	—	—	(6)	(6)
Balance at March 31, 2025	$1,277	$1,346	$1,300	$318	$4,241

12.    Intangible Assets, Net

	March 31,	December 31,
($ in millions)	2025	2024

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.16 billion at March 31, 2025, and $1.11 billion at December 31, 2024)	$1,013	$1,031
Capitalized software (net of accumulated amortization of $171 million at March 31, 2025, and $168 million at December 31, 2024)	28	28
Other intangibles (net of accumulated amortization of $13 million at March 31, 2025, and $12 million at December 31, 2024)	21	21
	$1,062	$1,080

Total amortization expense of intangible assets was $36 million and $42 million for the three months ended March 31, 2025 and 2024, respectively.

13.    Other Assets

	March 31,	December 31,
($ in millions)	2025	2024

Long-term pension assets	$37	$36
Right-of-use operating lease assets	332	334
Investments in affiliates	241	233
Long-term deferred tax assets	61	63
Other	648	696
	$1,319	$1,362

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment and an aircraft. Supplemental balance sheet information related to the company’s leases follows:

		March 31,	December 31,
($ in millions)	Balance Sheet Location	2025	2024

Operating leases:
Operating lease ROU asset	Other assets	$332	$334
Current operating lease liabilities	Other current liabilities	81	79
Noncurrent operating lease liabilities	Other liabilities	262	265
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	6	31
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	26
Noncurrent finance lease liabilities	Long-term debt	5	5

15.    Debt

Long-term debt outstanding and interest rates in effect, along with short-term debt outstanding, consisted of the following:

	March 31,	December 31,
($ in millions)	2025	2024

Senior Notes
5.25% due July 2025	$189	$189
4.875% due March 2026	256	256
1.50%, euro denominated, due March 2027	595	569
6.875% due March 2028	750	750
6.00% due June 2029	1,000	1,000
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
Senior Credit Facility (at variable rates)
U.S. dollar revolver due June 2027 (5.41% - 2025)	850	—
Multi-currency revolver due June 2027 (5.42% - 2025)	200	—
Term A loan due June 2027 (5.42% - 2025)	625	625
Finance lease obligations	7	7
Other (including debt issuance costs)	(41)	(43)
	6,581	5,503
Less: Current portion of long-term debt	(447)	(191)
Long-term debt	$6,134	$5,312

Short-term debt
Current portion of long-term debt	$447	$191
Short-term finance leases	—	24
Short-term committed loans	86	109
Short-term uncommitted credit facilities	50	37
Short-term debt and current portion of long-term debt	$583	$361

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At March 31, 2025, $674 million was available under these revolving credit facilities. Additionally, at March 31, 2025, the company’s short-term uncommitted credit facilities provided the company with up to $988 million.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The fair value of Ball’s long-term debt was estimated to be $6.32 billion and $5.19 billion at March 31, 2025, and December 31, 2024, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. The company was in compliance with the leverage ratio requirement at March 31, 2025, and for all prior periods presented, and has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was 23.1 percent and 26.7 percent for the three months ended March 31, 2025 and 2024, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2025, increased by 1.2 percentage points for state and local taxes, increased by 1.1 percentage points for non-U.S. rate differences and withholding taxes net of credits, increased by 0.5 percentage points for Pillar Two Global Minimum Taxes and decreased by 0.9 percentage points for U.S. permanent differences. As compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2024, increased by 2.4 percentage points for non-U.S. rate differences and withholding taxes net of credits, increased by 1.7 percentage points for U.S. permanent differences, increased by 1.0 percentage points for tax on Global Intangible Low-Taxed Income, increased by 1.0 percentage points for Pillar Two Global Minimum Taxes and decreased by 0.7 percentage points for the effects of share-based compensation.

17.    Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2025	2024

Underfunded defined benefit pension liabilities	$259	$263
Less: Current portion	(20)	(20)
Long-term defined benefit pension liabilities	239	243
Long-term retiree medical liabilities	77	79
Deferred compensation plans	176	206
Other	49	49
	$541	$577

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2025			2024
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$4	$—	$4	$4	$1	$5
Interest cost	14	22	36	15	20	35
Expected return on plan assets	(20)	(21)	(41)	(22)	(20)	(42)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	1	4	5	1	4	5
Total net periodic benefit cost	$(1)	$6	$5	$(2)	$6	$4

Non-service pension income of $1 million for the three months ended March 31, 2025 and 2024, is included in selling, general and administrative in the unaudited condensed consolidated statements of earnings.

Contributions to the company’s defined benefit pension plans were $7 million for the first three months of 2025

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

compared to $10 million for the first three months of 2024, and such contributions are expected to be approximately $32 million for the full year of 2025. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

In November 2023, the Trustee Board of the U.K. defined benefit pension plan entered into an agreement with an insurance company for a bulk annuity purchase, or “buy-in”, for its U.K. defined benefit pension plan to reduce retirement plan risk, while delivering promised benefits to plan participants. This transaction allows the company to reduce volatility by removing investment, longevity, mortality, interest rate and inflation risk upon the transfer of substantially all of the pension plan assets to the insurer in exchange for the group annuity insurance contract. At this time the company retains both the fair value of the annuity contract within plan assets and the pension benefit obligations related to these participants. The plan was frozen on April 5, 2024, and future service accruals were replaced with defined contribution benefits for the impacted employees. The company anticipates the “buy-out” will occur within three years of the plan freeze, which will trigger a pension settlement that will result in all plan balances, including accumulated pension components within other comprehensive income, being charged to expense as a noncash settlement charge.

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity, inclusive of activity related to the aerospace business impacting the company’s equity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2024	684,168	$1,395	(394,790)	$(6,057)	$11,527	$(1,003)	$68	$5,930
Net earnings	—	—	—	—	179	—	—	179
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	61	—	61
Common dividends	—	—	—	—	(57)	—	—	(57)
Treasury stock purchases	—	—	(10,494)	(560)	—	—	—	(560)
Treasury shares reissued	—	—	71	3	—	—	—	3
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	505	6	—	—	—	—	—	6
Distributions from deferred compensation plans and other activity	—	—	—	7	—	—	—	7
Balance at March 31, 2025	684,673	$1,401	(405,213)	$(6,607)	$11,649	$(942)	$68	$5,569

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2023	683,241	$1,312	(367,551)	$(4,390)	$7,763	$(916)	$68	$3,837
Net earnings	—	—	—	—	3,685	—	1	3,686
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	23	—	23
Common dividends	—	—	—	—	(63)	—	—	(63)
Treasury stock purchases	—	—	(3,065)	(196)	—	—	—	(196)
Treasury shares reissued	—	—	72	7	—	—	—	7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	319	40	—	—	—	—	—	40
Distributions from deferred compensation plans and other activity	—	—	—	42	1	—	—	43
Balance at March 31, 2024	683,560	$1,352	(370,544)	$(4,537)	$11,386	$(893)	$69	$7,377

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to $4.00 billion in shares of its common stock. This repurchase authorization replaced all previous authorizations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)		Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2024	$(618)		$(402)	$17	$(1,003)
Other comprehensive earnings (loss) before reclassifications	68		(14)	(25)	29
Amounts reclassified into earnings	6	(a)	3	23	32
Balance at March 31, 2025	$(544)		$(413)	$15	$(942)
(a)	Currency translation recorded in business consolidation and other activities from business disposal.

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2025	2024

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(5)	$13
Commodity contracts recorded in cost of sales	3	(14)
Currency exchange contracts recorded in selling, general and administrative	(28)	32
Interest rate contracts recorded in interest expense	—	3
Total before tax effect	(30)	34
Tax benefit (expense) on amounts reclassified into earnings	7	(8)
Recognized gain (loss), net of tax	$(23)	$26

Amortization and disposal of pension and other postretirement benefits: (a)
Actuarial gains (losses) (b)	$(4)	$(3)
Prior service income (expense) (b)	—	(1)
Aerospace disposal	—	(127)
Total before tax effect	(4)	(131)
Tax benefit (expense) on amounts reclassified into earnings	1	34
Recognized gain (loss), net of tax	$(3)	$(97)
(a)	2024 includes amounts associated with the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan
(b)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.    Earnings and Dividends Per Share

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2025	2024

Earnings from continuing operations attributable to Ball Corporation, net of tax	$181	$78
Discontinued operations, net of tax	(2)	3,607
Net earnings attributable to Ball Corporation	$179	$3,685

Basic weighted average common shares	283,292	314,950
Effect of dilutive securities	1,775	2,435
Weighted average shares applicable to diluted earnings per share	285,067	317,385

Basic - continuing operations	$0.64	$0.25
Basic - discontinued operations	(0.01)	11.45
Per basic share	$0.63	$11.70

Diluted - continuing operations	$0.64	$0.25
Diluted - discontinued operations	(0.01)	11.36
Per diluted share	$0.63	$11.61

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded options totaled approximately 5 million for the three months ended March 31, 2025 and 2024.

The company declared and paid dividends of $0.20 per share for the three months ended March 31, 2025 and 2024.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	March 31, 2025
Commercial risk area	Commodity	Currency	Interest Rate	Net Investment

Notional amount of contracts	$1,398	$2,857	$600	€1,050
Net gain (loss) included in AOCI, after-tax	15	(3)	3	(6)
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	15	(4)	3	—

Longest duration of forecasted hedge transactions in years	2	2	2	4

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through March 2026, and which have a combined notional value of 1.3 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of March 31, 2025, and December 31, 2024, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		March 31, 2025
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$31	$—	$31
Currency contracts		22	9	31
Interest rate and other contracts		4	—	4
Total current derivative contracts	Other current assets	$57	$9	$66

Currency contracts		$—	$1	$1
Interest rate and other contracts		1	—	1
Total noncurrent derivative contracts	Other noncurrent assets	$1	$1	$2

Liabilities:
Commodity contracts		$17	$—	$17
Currency contracts		—	31	31
Interest rate and other contracts		—	2	2
Total current derivative contracts	Other current liabilities	$17	$33	$50

Commodity contracts		$1	$—	$1
Net investment hedge		9	—	9
Total noncurrent derivative contracts	Other noncurrent liabilities	$10	$—	$10

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2024
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$26	$—	$26
Currency contracts		—	36	36
Interest rate and other contracts		4	—	4
Total current derivative contracts	Other current assets	$30	$36	$66

Currency contracts		$51	$—	$51
Interest rate and other contracts		6	—	6
Net investment hedge		20	—	20
Total noncurrent derivative contracts	Other noncurrent assets	$77	$—	$77

Liabilities:
Commodity contracts		$7	$—	$7
Currency contracts		—	13	13
Total current derivative contracts	Other current liabilities	$7	$13	$20

Commodity contracts		$1	$—	$1
Other Contracts		—	12	12
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$12	$13

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, cross currency swaps and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR) or Euro London Inter-Bank Offered Rate (Euro LIBOR). Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of March 31, 2025, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the unaudited condensed consolidated statements of earnings:

		Three Months Ended March 31,
		2025		2024
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(5)	$—	$13	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	3	—	(14)	3
Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	—	3	—
Currency contracts - manage currency exposure	Selling, general and administrative	(28)	(71)	32	27
Equity contracts	Selling, general and administrative	—	(5)	—	14
Total		$(30)	$(76)	$34	$44

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024

Amounts reclassified into earnings:
Commodity contracts	$2	$1
Interest rate contracts	—	(3)
Currency exchange contracts	28	(32)
Change in fair value of hedges:
Commodity contracts	—	1
Interest rate contracts	(4)	12
Currency exchange contracts	(28)	29
Net investment contracts	(30)	—
Currency and tax impacts	7	(3)
	$(25)	$5

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $25 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at March 31, 2025. Based on the information available at the present time, any reasonably possible loss that may be incurred in excess of the recorded accruals cannot be estimated.

On February 1, 2012, Ball Metal Beverage Container Corp. (“BMBCC”) filed suit against Crown Technology Holding, Inc. (“Crown”) in the United States District Court for the Southern District of Ohio seeking a declaratory judgment that the CDL beverage can end made and sold by BMBCC did not infringe certain U.S. patents held by Crown. In response, Crown filed a counterclaim alleging that the CDL ends made and sold by BMBCC infringed the subject patents and seeking damages. On September 25, 2019, the District Court granted BMBCC’s motion for summary judgment holding that the patents at issue were invalid due to indefiniteness. On October 20, 2019, Crown appealed this decision to the Court of Appeals for the Federal Circuit (“CAFC”). On December 31, 2020, the CAFC in a non-precedential decision, vacated the decision of the District Court finding that the District Court had not considered an additional factor under a novel position advanced by the CAFC, and remanded the case to the District Court for further proceedings. On August 2, 2023, the District Court again granted summary judgment to Ball finding that patent claims at issue are invalid due to invalidity under the revised analytical framework specified by the CAFC. On August 4, 2023, Crown appealed this decision to the CAFC. Briefing for this appeal concluded on February 20, 2024, oral argument was held on April 11, 2025 and a decision is expected to follow. Based on the information available at the present time, the Company is unable to predict the ultimate outcome of this claim including the amount of any reasonably possible loss and we intend to vigorously defend this matter.

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

We purchase our raw materials from relatively few suppliers. We also have exposure to inflation, in particular the rising costs of raw materials, as well as other direct cost inputs. We mitigate our exposure to the changes in the costs of aluminum through the inclusion of provisions in contracts covering the majority of our volume to pass-through aluminum price changes, as well as through the use of derivative instruments. The pass-through provisions generally result in proportional increases or decreases in sales and costs with a greatly reduced impact, if any, on net earnings; however, there may be timing differences of when the costs are passed through. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contract provisions generally mitigate the risk of customer loss, and our long-term relationships represent a known, stable customer base.

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

Global Economic Environment

Recent data has indicated that the rate of inflation is slowing in the majority of regions where we operate. That said, current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal and monetary policies, changes in interest rates, tariffs, and changing demand for certain goods and services. There is currently significant uncertainty as to the extent and duration of tariffs and the associated impacts on inflation. Furthermore, we cannot predict with any certainty the impact that interest rates, a global or any regional recession, tariffs, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, hyperinflation in Argentina and Egypt, or the continuation or escalation of global conflicts, including the conflict between Russia and Ukraine and the instability in the Middle East and Myanmar, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2025	2024

Net sales	$3,097	$2,874
Net earnings attributable to Ball Corporation	179	3,685
Net earnings attributable to Ball Corporation as a % of net sales	6%	128%

Sales in the three months ended March 31, 2025, increased $223 million compared to the same period in 2024 primarily due to increases of $150 million from price/mix, mainly from higher aluminum prices, and $117 million from higher volume.

Net earnings attributable to Ball Corporation for the three months ended March 31, 2025, decreased $3.51 billion compared to the same period in 2024 primarily due to decreases of $3.61 billion from lower discontinued operations, net of tax, and $26 million from a higher provision for income taxes, partially offset by increases of $79 million from lower incremental compensation cost from the successful sale of the aerospace business incurred in 2024, $28 million from the results of the reportable segments discussed below and $23 million from lower interest expense.

When analyzing net earnings attributable to Ball Corporation as a percentage of net sales, it is important to note that net earnings attributable to Ball Corporation in 2024 includes discontinued operations, net of tax resulting from the net sales attributable to the historical aerospace reportable segment through the date of the divestiture on February 16, 2024, that are reported as discontinued operations. However, net sales attributable to the historical aerospace reportable segment are not included in the 2024 net sales figure in the table above.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,493 million and $2,283 million for the three months ended March 31, 2025 and 2024, respectively. These amounts represented 80 percent and 79 percent of consolidated net sales for the three months ended March 31, 2025 and 2024, respectively. The increase for the three months ended March 31, 2025, was primarily due to higher aluminum costs of $179 million, and other items discussed in the reportable segment sections below.

Depreciation and Amortization

Depreciation and amortization expense was $150 million and $158 million for the three months ended March 31, 2025 and 2024, respectively. These amounts represented 5 percent of consolidated net sales for the three months ended March 31, 2025 and 2024. The decrease in expense compared to the same period in 2024 was primarily due to lower amortization expense.

Selling, General and Administrative

Selling, general and administrative was $149 million and $237 million for the three months ended March 31, 2025 and 2024, respectively. These amounts represented 5 percent and 8 percent of consolidated net sales for the three months ended March 31, 2025 and 2024, respectively. The decrease for the three months ended March 31, 2025, was primarily due to decreased compensation costs of $71 million, which in 2024 included incremental cash bonuses and stock-based compensation cost from the successful sale of the aerospace business.

Business Consolidation and Other Activities

Business consolidation and other activities resulted in charges of $13 million and $26 million for the three months ended March 31, 2025 and 2024, respectively. The 2025 amount includes a loss related to the aluminum cups business transaction and costs for previously announced facility closures. The 2024 amount primarily included facility shutdown costs. Further details regarding business consolidation and other activities are provided in Note 6.

Interest Income

Interest income was $7 million and $26 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in interest income for the three months ended March 31, 2025, was primarily due to the higher amount of cash on hand in 2024 from the sale of the aerospace business.

Interest Expense

Interest expense was $70 million and $93 million for the three months ended March 31, 2025 and 2024, respectively. Interest expense as a percentage of average borrowings decreased by approximately 80 basis points from 5.2 percent for the three months ended March 31, 2024, to 4.4 percent for the three months ended March 31, 2025. The interest expense decrease for the three months ended March 31, 2025, was primarily driven by decreases of $13 million from lower weighted average interest rates on outstanding debt during the year and $10 million from a lower amount of weighted average principal outstanding during the year.

Income Taxes

The effective tax rate for the three months ended March 31, 2025, was 23.1 percent, compared to 26.7 percent for the same period in 2024. The decrease of 3.6 percentage points for the three months ended March 31, 2025, was primarily due to increased tax benefits from U.S. permanent differences as well as non-U.S. rate differences and withholding taxes net of credits. This was partially offset by the effects of state and local taxes. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the three reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended March 31,
($ in millions)	2025	2024

Net sales	$1,463	$1,403
Comparable operating earnings	195	192
Comparable operating earnings as a % of segment net sales	13%	14%

Ball permanently ceased production at its aluminum beverage can manufacturing facility in Kent, Washington in the first quarter of 2024 and acquired an aluminum beverage can manufacturing facility in Winter Haven, Florida in the first quarter of 2025 as part of its acquisition of Florida Can Manufacturing. See Note 4 for further details on the acquisition.

Segment sales for the three months ended March 31, 2025, were $60 million higher compared to the same period in 2024. The increase for the three months ended March 31, 2025, was primarily due to increases of $48 million from price/mix, mainly from higher aluminum prices, and $12 million from higher volume.

Comparable operating earnings for the three months ended March 31, 2025, were $3 million higher compared to the same period in 2024. The increase for the three months ended March 31, 2025, was primarily due to increases mainly from higher volume.

Beverage Packaging, EMEA

	Three Months Ended March 31,
($ in millions)	2025	2024

Net sales	$903	$810
Comparable operating earnings	96	85
Comparable operating earnings as a % of segment net sales	11%	10%

Segment sales for the three months ended March 31, 2025, were $93 million higher compared to the same period in 2024. The increase for the three months ended March 31, 2025, was primarily due to increases of $69 million from higher volume and $57 million from price/mix, mainly from higher aluminum prices, partially offset by a decrease of $33 million from currency translation.

Comparable operating earnings for the three months ended March 31, 2025, were $11 million higher compared to the same period in 2024. The increase for the three months ended March 31, 2025, was primarily due to an increase of $11 million from higher volume.

Beverage Packaging, South America

	Three Months Ended March 31,
($ in millions)	2025	2024

Net sales	$544	$482
Comparable operating earnings	69	55
Comparable operating earnings as a % of segment net sales	13%	11%

Segment sales for the three months ended March 31, 2025, were $62 million higher compared to the same period in 2024. The increase for the three months ended March 31, 2025, was primarily due to increases of $35 million from price/mix, mainly from higher aluminum prices, and $27 million from higher volume.

Comparable operating earnings for the three months ended March 31, 2025, were $14 million higher compared to the same period in 2024. The increase for the three months ended March 31, 2025, was primarily due to increases of $11 million from price/mix and $10 million from higher volume.

Management Performance Measures

Management internally uses various measures to evaluate company financial performance such as comparable operating earnings (earnings before interest expense, taxes and business consolidation and other non-comparable items); comparable net earnings (net earnings attributable to Ball Corporation before business consolidation and other non-comparable items after tax); comparable diluted earnings per share (comparable net earnings divided by diluted weighted average shares outstanding); return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest expense, taxes, depreciation and amortization (EBITDA); and diluted earnings per share. In addition, management uses operating cash flows, free cash flow (cash flows from operating activities less capital expenditures; and, it may be adjusted for additional items that affect comparability between periods) and adjusted free cash flow (free cash flow adjusted for payments made for income tax liabilities related to the aerospace disposition and other material dispositions) as measures to evaluate the company’s liquidity. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria that management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods, including business consolidation and other non-comparable items.

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

	Three Months Ended March 31,
($ in millions)	2025	2024

Cash flows provided by (used in) operating activities	$(665)	$(1,247)
Cash flows provided by (used in) investing activities	(207)	5,292
Cash flows provided by (used in) financing activities	396	(2,978)

Cash flows from the historical aerospace reportable segment are presented within each cash flow statement category in the consolidated statement of cash flows for the three months ended March 31, 2024. Depreciation and amortization, capital expenditures and significant operating and investing noncash items of the aerospace discontinued operation are presented in Note 4.

Cash flows used in operating activities were $665 million in 2025, primarily driven by working capital outflows of $887 million, partially offset by earnings from continuing operations of $181 million and a reconciling adjustment to operating cash flows of $150 million for depreciation and amortization. On February 16, 2024, the company completed the sale of the aerospace business. We currently estimate a total cash tax of $875 million for the sale of the aerospace business, of which $766 million was paid in 2024, with the remainder to be paid in 2025. See Note 4 for further details. In a dynamic economic environment, payment terms with our customers and vendors become a more important element of total mix of information used to negotiate our contract terms. At March 31, 2025, days sales outstanding, net of factored receivables, was 77 days and a change of one day in days sales outstanding will impact cash flows provided by (used in) operating activities by $34 million. At March 31, 2025, days payable outstanding was 112 days and a change of one day in days payable outstanding will impact cash flows provided by (used in) operating activities by $28 million. At March 31, 2025, days inventory on hand was 59 days and a change of one day in days inventory on hand will impact cash flows provided by (used in) operating activities by $28 million.

Cash flows used in investing activities were $207 million in 2025, primarily driven by $160 million of cash consideration used for the acquisition of Florida Can Manufacturing and capital expenditures of $81 million. See Note 4 for further details on the acquisition.

Cash flows provided by financing activities were $396 million in 2025, primarily driven by a net inflow from long-term and short-term borrowings of $1.01 billion, partially offset by repurchases of common stock of $555 million and dividends of $57 million. See Note 15 for further details on the company’s borrowings and additional amounts available.

We have entered into several regional accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.64 billion and $1.60 billion at March 31, 2025, and December 31, 2024, respectively. A total of $472 million and $428 million were available for sale under these programs as of March 31, 2025, and December 31, 2024, respectively. The company has recorded expense related to its factoring programs of $10 million and $13 million for the three months ended March 31, 2025 and 2024, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's regional supplier finance programs was $433 million and $423 million at March 31, 2025, and December 31, 2024, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

Contributions to the company’s defined benefit pension plans were $7 million in the first three months of 2025 compared to $10 million in the same period of 2024, and such contributions are expected to be approximately $32 million for the full year of 2025. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

The company expects that 2025 capital expenditures for property, plant and equipment will likely be in the range of $600 million. Approximately $276 million of capital expenditures for property, plant and equipment were contractually committed as of March 31, 2025, and the company intends to return approximately $220 million to shareholders in the form of dividends for the full year 2025, inclusive of the cash dividend of 20 cents per share, payable June 16, 2025, to shareholders of record as of June 2, 2025.

As of March 31, 2025, approximately $440 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases totaled $555 million during the three months ended March 31, 2025, compared to $182 million of repurchases during the same period of 2024. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings. The company plans to continue capital return to shareholders via an estimated $1.3 billion in share repurchases in 2025.

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to $4.00 billion in shares of its common stock. This repurchase authorization replaced all previous authorizations. At March 31, 2025, $3.67 billion remains available to be repurchased.

Debt Facilities and Other Activities

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $6.75 billion and $5.69 billion was outstanding at March 31, 2025, and December 31, 2024, respectively.

The company’s senior credit facilities include a $1.35 billion term loan and long-term, multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At March 31, 2025, approximately $674 million was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to these facilities, the company had $86 million of committed short-term loans outstanding. The company also had approximately $988 million of short-term uncommitted credit facilities available at March 31, 2025, of which $50 million was outstanding and due on demand. At December 31, 2024, the company had $109 million of committed short-term loans outstanding, a $24 million short-term finance lease outstanding and $37 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with the leverage ratio requirement at March 31, 2025, and for all prior periods presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. As of March 31, 2025, the company could borrow an additional $1.32 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report. In 2024, we entered into and designated net investment hedges against the net assets of our euro denominated operations. See Note 20 for further details.

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

The following summarized financial information relates to the obligor group as of March 31, 2025, and December 31, 2024. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Three Months Ended	Year Ended
($ in millions)	March 31, 2025	December 31, 2024

Net sales	$1,734	$6,708
Gross profit (a)	218	807
Net earnings	121	3,824
Net earnings attributable to Ball Corporation	121	3,824
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $44 million for the three months ended March 31, 2025, and $189 million for the year ended December 31, 2024.

	March 31,	December 31,
($ in millions)	2025	2024

Current assets	$2,008	$2,144
Noncurrent assets	14,907	14,698
Current liabilities	4,036	4,096
Noncurrent liabilities	9,206	8,415

Included in the amounts disclosed in the table above, at March 31, 2025, and December 31, 2024, the obligor group held receivables due from other subsidiary companies of $462 million and $440 million, respectively, long-term notes receivable due from other subsidiary companies of $10.34 billion and $10.03 billion, respectively, payables due to other subsidiary companies of $1.81 billion and $1.79 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.24 billion and $2.20 billion, respectively.

For the three months ended March 31, 2025, and the year ended December 31, 2024, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $313 million and $1.23 billion, respectively, net credits from them of $16 million and $75 million, respectively, and net interest income from them of $77 million and $336 million, respectively. The obligor group received dividends from other subsidiary companies of $54 million during the year ended December 31, 2024.

A description of the terms and conditions of the company’s debt guarantees is located in Note 22 of Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company employs established risk management policies and procedures which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates, net investments in foreign operations and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to set off any amounts owed with regard to open derivative positions. Further details are available in Item 7A within Ball’s 2024 Annual Report on Form 10-K filed on February 20, 2025, and in Note 20 accompanying the consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “will,” “believe,” “likely,” “continue,” “goal” and similar expressions typically identify forward looking statements, which are generally any statements other than statements of historical fact. For example, the forward-looking statements in this Form 10-Q include statements relating to our plans, expectations and intentions. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements, and they should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. Ball undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in Ball’s Form 10-K, which are available on Ball’s website and at www.sec.gov. Additional factors that might affect: a) Ball’s packaging segments include product capacity, supply, and demand constraints and fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; changes in climate and weather and related events such as drought, wildfires, storms, hurricanes, tornadoes and floods; footprint adjustments and other manufacturing changes, including the opening and closing of facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; unfavorable mandatory deposit or packaging laws; customer and supplier consolidation; power and supply chain interruptions; changes in major customer or supplier contracts or loss of a major customer or supplier; inability to pass-through increased costs; war, political instability and sanctions, including relating to the situation in Russia and Ukraine and its impact on Ball’s supply chain and its ability to operate in Europe, the Middle East and Africa regions generally; changes in foreign exchange or tax rates; and tariffs, trade actions, or other governmental actions, including business restrictions and orders affecting goods produced by Ball or in its supply chain, including imported raw materials; and b) Ball as a whole include those listed above plus: the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; regulatory actions or issues including those related to tax, environmental, social and governance reporting, competition, environmental, health and workplace safety, including U.S. Federal Drug Administration and other actions or public concerns affecting products filled in Ball’s containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; the ability to manage cyber threats; litigation; strikes; disease; pandemic; labor cost changes; inflation; rates of return on assets of Ball’s defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies; reduced cash flow; interest rates affecting Ball’s debt; successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on Ball’s operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended March 31, 2025, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 1A. Risk Factors

There were no changes required to be reported under Item 1A for the three months ended March 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the company’s repurchases of its common stock during the first quarter of 2025.

Purchases of Securities
	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2025	4,855,000	$55.15	4,855,000	$3,964,369,817
February 1 to February 28, 2025	3,922,686	51.54	3,922,686	3,764,085,064
March 1 to March 31, 2025	1,715,985	52.66	1,715,985	3,674,700,817
Total	10,493,671		10,493,671
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 29, 2025, the Board approved the repurchase by the company of up to $4.00 billion in shares of its common stock. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2025.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended March 31, 2025.

Item 6.     Exhibits

2.1

Stock Purchase Agreement, dated as of August 16, 2023, by and among Ball Corporation, BAE Systems, Inc., and, solely for the purposes set forth therein, BAE Systems plc. (filed by incorporation by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024) filed October 31, 2024.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Condensed Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Howard H. Yu
Howard H. Yu
Executive Vice President and Chief Financial Officer

Date:	May 6, 2025