Form 10-Q
period 2025-06-30
BALL Corp
filed 2025-08-05
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at August 1, 2025
Common Stock, without par value	BALL	NYSE	272,148,895 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2025	2024	2025	2024

Net sales	$3,338	$2,959	$6,435	$5,833

Cost of sales (excluding depreciation and amortization)	(2,690)	(2,357)	(5,183)	(4,640)
Depreciation and amortization	(155)	(152)	(305)	(310)
Selling, general and administrative	(137)	(139)	(286)	(376)
Business consolidation and other activities	(12)	(60)	(25)	(86)
Interest income	5	18	12	44
Interest expense	(81)	(68)	(151)	(161)
Debt refinancing and other costs	—	(1)	—	(3)

Earnings before taxes	268	200	497	301
Tax (provision) benefit	(61)	(49)	(114)	(76)
Equity in results of affiliates, net of tax	8	8	13	13
Earnings from continuing operations	215	159	396	238
Discontinued operations, net of tax	—	—	(2)	3,607
Net earnings	215	159	394	3,845
Net earnings attributable to noncontrolling interests	3	1	3	2
Net earnings attributable to Ball Corporation	$212	$158	$391	$3,843

Earnings per share:
Basic - continuing operations	$0.77	$0.51	$1.41	$0.76
Basic - discontinued operations	—	—	(0.01)	11.55
Total basic earnings per share	$0.77	$0.51	$1.40	$12.31

Diluted - continuing operations	$0.76	$0.51	$1.40	$0.75
Diluted - discontinued operations	—	—	(0.01)	11.46
Total diluted earnings per share	$0.76	$0.51	$1.39	$12.21

Weighted average shares outstanding: (000s)
Basic	276,102	309,269	279,677	312,109
Diluted	277,771	311,964	281,405	314,690

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024

Net earnings	$215	$159	$394	$3,845

Other comprehensive earnings (loss):
Currency translation adjustment	43	(52)	117	(139)
Pension and other postretirement benefits	(38)	7	(53)	148
Derivatives designated as hedges	(36)	25	(38)	33
Total other comprehensive earnings (loss)	(31)	(20)	26	42
Tax (provision) benefit	18	(8)	22	(47)
Total other comprehensive earnings (loss), net of tax	(13)	(28)	48	(5)

Total comprehensive earnings	202	131	442	3,840
Comprehensive earnings attributable to noncontrolling interests	3	1	3	2
Comprehensive earnings attributable to Ball Corporation	$199	$130	$439	$3,838

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2025	2024

Assets
Current assets
Cash and cash equivalents	$296	$885
Receivables, net	2,897	2,166
Inventories, net	1,732	1,477
Other current assets	216	169
Current assets held for sale	111	144
Total current assets	5,252	4,841
Noncurrent assets
Property, plant and equipment, net	6,555	6,173
Goodwill	4,381	4,172
Intangible assets, net	1,056	1,080
Other assets	1,364	1,362
Total assets	$18,608	$17,628

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$548	$361
Accounts payable	3,523	3,418
Accrued employee costs	247	303
Other current liabilities	916	725
Current liabilities held for sale	25	40
Total current liabilities	5,259	4,847
Noncurrent liabilities
Long-term debt	6,479	5,312
Employee benefit obligations	557	577
Deferred taxes	560	594
Other liabilities	476	368
Total liabilities	13,331	11,698

Equity
Common stock (684,848,026 shares issued - 2025; 684,168,252 shares issued - 2024)	1,414	1,395
Retained earnings	11,806	11,527
Accumulated other comprehensive earnings (loss)	(955)	(1,003)
Treasury stock, at cost (412,800,323 shares - 2025; 394,790,362 shares - 2024)	(7,059)	(6,057)
Total Ball Corporation shareholders' equity	5,206	5,862
Noncontrolling interests	71	68
Total equity	5,277	5,930
Total liabilities and equity	$18,608	$17,628

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in millions)	2025	2024

Cash Flows from Operating Activities
Net earnings	$394	$3,845
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	305	319
Business consolidation and other activities	25	86
Deferred tax provision (benefit)	(43)	185
Gain on Aerospace disposal	3	(4,695)
Pension contributions	(15)	(15)
Other, net	(164)	23
Changes in working capital components, net of acquisitions and dispositions	(838)	(743)
Cash provided by (used in) operating activities	(333)	(995)

Cash Flows from Investing Activities
Capital expenditures	(177)	(260)
Business acquisitions, net of cash acquired	(158)	—
Business dispositions, net of cash sold	4	5,422
Other, net	(60)	42
Cash provided by (used in) investing activities	(391)	5,204

Cash Flows from Financing Activities
Long-term borrowings	2,930	450
Repayments of long-term borrowings	(1,624)	(3,278)
Net change in short-term borrowings	(76)	99
Acquisitions of treasury stock	(1,022)	(665)
Common stock dividends	(112)	(125)
Other, net	(8)	23
Cash provided by (used in) financing activities	88	(3,496)

Effect of exchange rate changes on cash	23	(75)

Change in cash, cash equivalents and restricted cash	(613)	638
Cash, cash equivalents and restricted cash - beginning of period (a)	931	710
Cash, cash equivalents and restricted cash - end of period (a)	$318	$1,348

(a)	Includes $9 million and $32 million of cash presented in current assets held for sale on the unaudited condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024, respectively.

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

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at June 30, 2025, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

As presented in the tables below, Other consists of a non-reportable operating segment (beverage packaging, other) that manufactures and sells aluminum beverage containers in India, Saudi Arabia and Myanmar; a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers and recloseable aluminum bottles across multiple consumer categories as well as aluminum slugs (personal & home care or PHC) throughout North America, South America, and Europe; a non-reportable operating segment that manufactured and sold aluminum cups (aluminum cups); undistributed corporate expenses; and intercompany eliminations and other business activities. As of June 30, 2025, and December 31, 2024, the assets and liabilities of the Saudi Arabian business were presented as current assets held for sale and current liabilities held for sale on the unaudited condensed consolidated balance sheets. On March 21, 2025, Ball closed on a transaction for its aluminum cups business, which resulted in Ball deconsolidating the business. The financial results of the aluminum cups business are presented in Other in the tables below through the date of the transaction and the assets and liabilities of the business were presented as current assets held for sale and current liabilities held for sale on the unaudited condensed consolidated balance sheet as of December 31, 2024. See Note 4 for further details on the Saudi Arabia and aluminum cups businesses.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024

Net sales
Beverage packaging, North and Central America	$1,613	$1,469	$3,076	$2,872
Beverage packaging, EMEA	1,050	880	1,953	1,690
Beverage packaging, South America	477	422	1,021	904
Reportable segment sales	3,140	2,771	6,050	5,466
Other	198	188	385	367
Net sales	$3,338	$2,959	$6,435	$5,833

Comparable segment operating earnings (a)
Beverage packaging, North and Central America	$208	$210	$403	$402
Beverage packaging, EMEA	129	113	225	198
Beverage packaging, South America	51	37	120	92
Reportable segment comparable operating earnings	388	360	748	692
Reconciling items
Other (b)	8	2	(7)	(70)
Business consolidation and other activities	(12)	(60)	(25)	(86)
Amortization of acquired intangibles	(35)	(33)	(68)	(71)
Interest expense	(81)	(68)	(151)	(161)
Debt refinancing and other costs	—	(1)	—	(3)
Earnings before taxes	$268	$200	$497	$301
(a)	The difference between reportable segment net sales and comparable operating earnings is comprised of other segment items. Other segment items includes cost of sales, depreciation and amortization, selling, general and administrative and interest income amounts. The CODM does not receive or use these amounts at the reportable segment level. However, the CODM is provided these amounts at a consolidated level to manage operations.
(b)	Includes undistributed corporate expenses, net, of $30 million and $21 million for the three months ended June 30, 2025 and 2024, respectively, and $73 million and $117 million for the six months ended June 30, 2025 and 2024, respectively. Undistributed corporate expenses, net, includes corporate interest income of $12 million for the three months ended June 30, 2024, and $1 million and $29 million for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2024, undistributed corporate expenses, net, includes $3 million and $82 million of incremental compensation cost from the successful sale of the aerospace business, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024

Depreciation and amortization
Beverage packaging, North and Central America	$56	$53	$112	$107
Beverage packaging, EMEA	49	46	96	93
Beverage packaging, South America	36	38	72	79
Reportable segment depreciation and amortization	141	137	280	279
Other	14	15	25	31
Depreciation and amortization	$155	$152	$305	$310

The company does not disclose total assets by segment as it is not provided to the CODM.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

Saudi Arabia

In November 2024, the company entered into an agreement to sell 41 percent of its 51 percent ownership interest in Ball United Arab Can Manufacturing Company, which is expected to close in the third quarter of 2025. As of June 30, 2025, and December 31, 2024, the assets and liabilities of the business were presented as current assets and current liabilities held for sale. As of June 30, 2025, the assets and liabilities were $91 million and $25 million, respectively, which are primarily related to working capital and property, plant and equipment. The entity also has a noncontrolling interest of $64 million as of June 30, 2025, which will be derecognized upon sale. The transaction is expected to result in deconsolidation upon closing and Ball will retain a 10 percent ownership interest. A gain of approximately $85 million is expected to be recognized upon sale and no impairment or loss resulted from meeting held for sale presentation.

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

On March 21, 2025, Ball and Ayna.AI LLC (Ayna) executed a Unit Purchase Agreement to form a strategic partnership in which Ball owns a 49 percent interest. Ball’s interest in the entity, Oasis Venture Holdings LLC (“Oasis”), is accounted for under the equity method of accounting. Ball recorded an additional loss of $7 million related to the transaction in business consolidation and other activities in the unaudited condensed consolidated statement of earnings for the six months ended June 30, 2025.

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

Aerospace

In the third quarter of 2023, Ball entered into a Stock Purchase Agreement with BAE Systems, Inc. (BAE) and, for the limited purposes set forth therein, BAE Systems plc, to sell all outstanding equity interests in Ball’s aerospace business. On February 16, 2024, the company completed the divestiture of the aerospace business for a purchase price of $5.6 billion, subject to working capital adjustments and other customary closing adjustments under the terms of the Agreement. The company is in the process of finalizing the working capital adjustments and other customary closing adjustments with BAE, which may adjust the final cash proceeds and gain on sale amounts. As such, during the fourth quarter of 2024, Ball reduced the gain by $60 million based on preliminary concessions related to the purchase price. After this adjustment and the $3 million loss recorded in the unaudited condensed consolidated statement of earnings for

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

the six months ended June 30, 2025, the divestiture resulted in a pre-tax gain of $4.61 billion. Cash proceeds received at close from the sale of $5.42 billion, net of the cash disposed, are presented in business dispositions, net of cash sold, in the 2024 consolidated statement of cash flows. Income taxes related to the transaction that have not yet been paid are recorded in other current liabilities on the unaudited condensed consolidated balance sheet. Additionally, the completion of the divestiture resulted in the removal of the aerospace business from the company’s obligor group, as the business no longer guarantees the company’s senior notes and senior credit facilities.

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

The following table presents components of discontinued operations, net of tax for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024

Net sales	$—	$—	$—	$261

Cost of sales (excluding depreciation and amortization)	—	—	—	(214)
Depreciation and amortization	—	—	—	(9)
Selling, general and administrative	—	—	—	(11)
Gain (loss) on disposition	(1)	—	(3)	4,695
Tax (provision) benefit	1	—	1	(1,115)
Discontinued operations, net of tax	$—	$—	$(2)	$3,607

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the six months ended June 30, 2025 and 2024, included within the consolidated statements of cash flows. Amounts include adjustments to reconcile net earnings to cash provided by (used in) operating activities:

	Six Months Ended June 30,
($ in millions)	2025	2024

Provided by (used in)
Depreciation and amortization	$—	$9
Gain on Aerospace disposal	3	(4,695)
Capital expenditures	—	(13)

For the six months ended June 30, 2024, noncash investing activities included $17 million for the acquisition of property, plant and equipment (PP&E) for which payment had not been made for the aerospace business. These noncash capital expenditures were excluded from the consolidated statement of cash flows.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

2025	$568	$2,770	$3,338	$1,112	$5,323	$6,435
2024	627	2,332	2,959	1,183	4,650	5,833

The company did not have any contract assets at either June 30, 2025, or December 31, 2024. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2024	$50	$2
Increase (decrease)	9	—
Balance at June 30, 2025	$59	$2

During the six months ended June 30, 2025, contract liabilities increased by $9 million, which is net of cash received of $39 million and amounts recognized as sales of $30 million, the majority of which related to current contract liabilities. The amount of sales recognized in the six months ended June 30, 2025, that was included in the opening contract liabilities balance, was $30 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payments. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

2025

During the three and six months ended June 30, 2025, the company recorded net charges of $12 million and $25 million, respectively. During the three and six months ended June 30, 2025, the net charges were primarily composed of costs for previously announced facility closures and the loss related to the aluminum cups business transaction. The charges for the six months ended June 30, 2025, were partially offset by income from the receipt of insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility. See Note 4 for further details on the aluminum cups transaction.

2024

During the three and six months ended June 30, 2024, the company recorded net charges of $60 million and $86 million, respectively, which were primarily related to facility closure costs of $39 million and $64 million, respectively, and costs for employee severance, employee benefits and other related items resulting from the company restructuring its operating model. The charges for the six months ended June 30, 2024, were partially offset by income from the receipt of insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility.

7.	Supplemental Cash Flow Statement and Other Disclosures

	June 30,
($ in millions)	2025	2024

Beginning of period:
Cash and cash equivalents	$885	$695
Current restricted cash (included in other current assets)	8	15
Noncurrent restricted cash (included in other assets)	6	—
Cash reported in current assets held for sale	32	—
Total cash, cash equivalents and restricted cash	$931	$710

End of period:
Cash and cash equivalents	$296	$1,346
Current restricted cash (included in other current assets)	6	2
Noncurrent restricted cash (included in other assets)	7	—
Cash reported in current assets held for sale	9	—
Total cash, cash equivalents and restricted cash	$318	$1,348

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

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the unaudited condensed consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid, inclusive of amounts related to the historical aerospace business, is as follows:

	June 30,
($ in millions)	2025	2024

Beginning of period:
PP&E acquired but not yet paid	$96	$204

End of period:
PP&E acquired but not yet paid	$104	$139

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Supplier Finance Programs

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's regional supplier finance programs was $365 million and $423 million at June 30, 2025, and December 31, 2024, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

8.     Receivables, Net

	June 30,	December 31,
($ in millions)	2025	2024

Trade accounts receivable	$1,775	$1,258
Unbilled receivables	589	490
Less: Allowance for doubtful accounts	(14)	(12)
Net trade accounts receivable	2,350	1,736
Other receivables	547	430
	$2,897	$2,166

The company has entered into several regional accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.78 billion and $1.60 billion at June 30, 2025, and December 31, 2024, respectively. A total of $602 million and $428 million were available for sale under these programs as of June 30, 2025, and December 31, 2024, respectively. The company has recorded expense related to its factoring programs of $9 million and $10 million for the three months ended June 30, 2025 and 2024, respectively, and $19 million and $23 million for the six months ended June 30, 2025 and 2024, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

9.     Inventories, Net

	June 30,	December 31,
($ in millions)	2025	2024

Raw materials and supplies	$1,281	$1,089
Finished goods	538	470
Less: Inventory reserves	(87)	(82)
	$1,732	$1,477

10.     Property, Plant and Equipment, Net

	June 30,	December 31,
($ in millions)	2025	2024

Land	$212	$198
Buildings	1,925	1,794
Machinery and equipment	8,015	7,450
Construction-in-progress	872	836
	11,024	10,278
Accumulated depreciation	(4,469)	(4,105)
	$6,555	$6,173

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Depreciation expense was $117 million and $116 million for the three months ended June 30, 2025 and 2024, respectively, and $231 million and $232 million for the six months ended June 30, 2025 and 2024, respectively.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Other	Total

Balance at December 31, 2024	$1,277	$1,289	$1,300	$306	$4,172
Effects of currency exchange	—	172	—	43	215
Business dispositions	—	—	—	(6)	(6)
Balance at June 30, 2025	$1,277	$1,461	$1,300	$343	$4,381

12.    Intangible Assets, Net

	June 30,	December 31,
($ in millions)	2025	2024

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.23 billion at June 30, 2025, and $1.11 billion at December 31, 2024)	$1,008	$1,031
Capitalized software (net of accumulated amortization of $176 million at June 30, 2025, and $168 million at December 31, 2024)	26	28
Other intangibles (net of accumulated amortization of $14 million at June 30, 2025, and $12 million at December 31, 2024)	22	21
	$1,056	$1,080

Total amortization expense of intangible assets was $38 million and $36 million for the three months ended June 30, 2025 and 2024, respectively, and $74 million and $78 million for the six months ended June 30, 2025 and 2024, respectively.

13.    Other Assets

	June 30,	December 31,
($ in millions)	2025	2024

Long-term pension assets	$40	$36
Right-of-use operating lease assets	336	334
Investments in affiliates	238	233
Long-term deferred tax assets	69	63
Other	681	696
	$1,364	$1,362

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment and an aircraft. Supplemental balance sheet information related to the company’s leases follows:

		June 30,	December 31,
($ in millions)	Balance Sheet Location	2025	2024

Operating leases:
Operating lease ROU asset	Other assets	$336	$334
Current operating lease liabilities	Other current liabilities	78	79
Noncurrent operating lease liabilities	Other liabilities	268	265
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	8	31
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	26
Noncurrent finance lease liabilities	Long-term debt	6	5

15.    Debt

Long-term debt outstanding and interest rates in effect, along with short-term debt outstanding, consisted of the following:

	June 30,	December 31,
($ in millions)	2025	2024

Senior Notes
5.25% due July 2025 (a)	$189	$189
4.875% due March 2026	256	256
1.50%, euro denominated, due March 2027	648	569
6.875% due March 2028	750	750
6.00% due June 2029	1,000	1,000
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
4.25% euro denominated, due July 2032	1,002	—
Senior Credit Facility (at variable rates)
U.S. dollar revolver due June 2027 (5.66% - 2025)	250	—
Multi-currency revolver due June 2027 (5.68% - 2025)	100	—
Term A loan due June 2027 (5.68% - 2025)	625	625
Finance lease obligations	8	7
Other (including debt issuance costs)	(52)	(43)
	6,926	5,503
Less: Current portion of long-term debt	(447)	(191)
Long-term debt	$6,479	$5,312

Short-term debt
Current portion of long-term debt	$447	$191
Short-term finance leases	—	24
Short-term committed loans	—	109
Short-term uncommitted credit facilities	101	37
Short-term debt and current portion of long-term debt	$548	$361
(a)	In July 2025, Ball redeemed the outstanding 5.25% senior notes due in the amount of $189 million.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At June 30, 2025, $1.36 billion was available under these revolving credit facilities. Additionally, at June 30, 2025, the company’s short-term uncommitted credit facilities provided the company with up to $1.03 billion.

In May 2025, Ball issued €850 million of 4.25% senior notes due in 2032, and repaid a portion of the U.S. dollar revolving credit facility due in 2027 in the amount of $500 million, as well as the outstanding multi-currency revolving credit facility due in 2027 of $200 million.

The fair value of Ball’s long-term debt was estimated to be $6.76 billion and $5.19 billion at June 30, 2025, and December 31, 2024, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. The company was in compliance with the leverage ratio requirement at June 30, 2025, and for all prior periods presented, and has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was 22.8 percent and 22.9 percent for the three and six months ended June 30, 2025, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and six months ended June 30, 2025, increased by 0.8 and 0.9 percentage points, respectively, for non-U.S. rate differences and withholding taxes net of credits, increased by 0.7 and 0.9 percentage points, respectively, for state and local taxes, increased by 0.7 and 0.6 percentage points, respectively, for Pillar Two Global Minimum Taxes and decreased by 1.4 and 0.8 percentage points, respectively, for federal tax credits.

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

On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law. The Act changed U.S. income tax law by, among other things, allowing full expensing of qualified property, changing the calculation of interest expense deduction limitations and modifying certain elements of the international tax framework. The company is currently assessing the impact the Act will have on its consolidated financial statements, which we anticipate to begin reflecting in the third quarter of 2025.

17.    Employee Benefit Obligations

	June 30,	December 31,
($ in millions)	2025	2024

Underfunded defined benefit pension liabilities	$252	$263
Less: Current portion	(21)	(20)
Long-term defined benefit pension liabilities	231	243
Long-term retiree medical liabilities	75	79
Deferred compensation plans	187	206
Other	64	49
	$557	$577

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended June 30,
	2025			2024
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$3	$—	$3	$4	$—	$4
Interest cost	15	23	38	15	21	36
Expected return on plan assets	(20)	(22)	(42)	(22)	(19)	(41)
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial loss	1	4	5	1	3	4
Total net periodic benefit cost	$(1)	$5	$4	$(2)	$5	$3

	Six Months Ended June 30,
	2025			2024
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$7	$—	$7	$8	$1	$9
Interest cost	29	45	74	30	41	71
Expected return on plan assets	(40)	(43)	(83)	(44)	(39)	(83)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	2	8	10	2	7	9
Total net periodic benefit cost	$(2)	$11	$9	$(4)	$11	$7

Non-service pension expense of $1 million and income of $1 million for the three months ended June 30, 2025 and 2024, respectively, and expense of $2 million and income of $2 million for the six months ended June 30, 2025 and 2024, respectively, is included in selling, general and administrative in the unaudited condensed consolidated statements of earnings.

Contributions to the company’s defined benefit pension plans were $15 million for the first six months of 2025 and 2024, and such contributions are expected to be approximately $32 million for the full year of 2025. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity, inclusive of activity related to the aerospace business impacting the company’s equity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at March 31, 2025	684,673	$1,401	(405,213)	$(6,607)	$11,649	$(942)	$68	$5,569
Net earnings	—	—	—	—	212	—	3	215
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(13)	—	(13)
Common dividends	—	—	—	—	(55)	—	—	(55)
Treasury stock purchases	—	—	(7,598)	(456)	—	—	—	(456)
Treasury shares reissued	—	—	11	3	—	—	—	3
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	175	13	—	—	—	—	—	13
Distributions from deferred compensation plans and other activity	—	—	—	1	—	—	—	1
Balance at June 30, 2025	684,848	$1,414	(412,800)	$(7,059)	$11,806	$(955)	$71	$5,277

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at March 31, 2024	683,560	$1,352	(370,544)	$(4,537)	$11,386	$(893)	$69	$7,377
Net earnings	—	—	—	—	158	—	1	159
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(28)	—	(28)
Common dividends	—	—	—	—	(62)	—	—	(62)
Treasury stock purchases	—	—	(7,249)	(485)	—	—	—	(485)
Treasury shares reissued	—	—	(48)	3	—	—	—	3
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	241	18	—	—	—	—	—	18
Distributions from deferred compensation plans and other activity	—	—	—	2	(1)	—	—	1
Balance at June 30, 2024	683,801	$1,370	(377,841)	$(5,017)	$11,481	$(921)	$70	$6,983

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2024	684,168	$1,395	(394,790)	$(6,057)	$11,527	$(1,003)	$68	$5,930
Net earnings	—	—	—	—	391	—	3	394
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	48	—	48
Common dividends	—	—	—	—	(112)	—	—	(112)
Treasury stock purchases	—	—	(18,092)	(1,016)	—	—	—	(1,016)
Treasury shares reissued	—	—	82	6	—	—	—	6
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	680	19	—	—	—	—	—	19
Distributions from deferred compensation plans and other activity	—	—	—	8	—	—	—	8
Balance at June 30, 2025	684,848	$1,414	(412,800)	$(7,059)	$11,806	$(955)	$71	$5,277

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2023	683,241	$1,312	(367,551)	$(4,390)	$7,763	$(916)	$68	$3,837
Net earnings	—	—	—	—	3,843	—	2	3,845
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(5)	—	(5)
Common dividends	—	—	—	—	(125)	—	—	(125)
Treasury stock purchases	—	—	(10,314)	(681)	—	—	—	(681)
Treasury shares reissued	—	—	24	10	—	—	—	10
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	560	58	—	—	—	—	—	58
Distributions from deferred compensation plans and other activity	—	—	—	44	—	—	—	44
Balance at June 30, 2024	683,801	$1,370	(377,841)	$(5,017)	$11,481	$(921)	$70	$6,983

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In the second quarter of 2025, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $250 million of its common shares using cash on hand and available borrowings. The company paid $250 million in June 2025, and received 3.63 million shares, which represented approximately 80 percent of the total shares. The average price per share paid under this agreement as of June 30, 2025, was $55.15. The remaining shares will settle during the third quarter of 2025.

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)		Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2024	$(618)		$(402)	$17	$(1,003)
Other comprehensive earnings (loss) before reclassifications	111		(46)	(93)	(28)
Amounts reclassified into earnings	6	(a)	7	63	76
Balance at June 30, 2025	$(501)		$(441)	$(13)	$(955)
(a)	Currency translation recorded in business consolidation and other activities from business disposal.

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$17	$(19)	$12	$(6)
Commodity contracts recorded in cost of sales	(1)	4	2	(10)
Currency exchange contracts recorded in selling, general and administrative	(73)	16	(101)	48
Interest rate contracts recorded in interest expense	3	3	3	6
Total before tax effect	(54)	4	(84)	38
Tax benefit (expense) on amounts reclassified into earnings	14	(1)	21	(9)
Recognized gain (loss), net of tax	$(40)	$3	$(63)	$29

Amortization and disposal of pension and other postretirement benefits: (a)
Actuarial gains (losses) (b)	$(4)	$(3)	$(8)	$(6)
Prior service income (expense) (b)	(1)	—	(1)	(1)
Aerospace disposal	—	—	—	(127)
Total before tax effect	(5)	(3)	(9)	(134)
Tax benefit (expense) on amounts reclassified into earnings	1	1	2	35
Recognized gain (loss), net of tax	$(4)	$(2)	$(7)	$(99)
(a)	2024 includes amounts associated with the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan
(b)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.    Earnings and Dividends Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts; shares in thousands)	2025	2024	2025	2024

Earnings from continuing operations attributable to Ball Corporation, net of tax	$212	$158	$393	$236
Discontinued operations, net of tax	—	—	(2)	3,607
Net earnings attributable to Ball Corporation	$212	$158	$391	$3,843

Basic weighted average common shares	276,102	309,269	279,677	312,109
Effect of dilutive securities	1,669	2,695	1,728	2,581
Weighted average shares applicable to diluted earnings per share	277,771	311,964	281,405	314,690

Basic - continuing operations	$0.77	$0.51	$1.41	$0.76
Basic - discontinued operations	—	—	(0.01)	11.55
Per basic share	$0.77	$0.51	$1.40	$12.31

Diluted - continuing operations	$0.76	$0.51	$1.40	$0.75
Diluted - discontinued operations	—	—	(0.01)	11.46
Per diluted share	$0.76	$0.51	$1.39	$12.21

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded options totaled approximately 5 million for the three and six months ended June 30, 2025 and 2024.

The company declared and paid dividends of $0.20 per share for the three months ended June 30, 2025 and 2024, and $0.40 per share for the six months ended June 30, 2025 and 2024.

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

Net Investments in Foreign Operations Risk – The company is exposed to changes in foreign currencies impacting its net investments held in foreign subsidiaries. The company’s objective in managing exposure to net investments in foreign operations is to limit the foreign exchange translation risk associated with its net investments in non-U.S. dollar foreign entities. The company uses fixed-for-fixed cross currency swaps and euro denominated debt designated as net investment hedges to achieve this objective.

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	June 30, 2025
Commercial risk area	Commodity	Currency	Interest Rate	Net Investment

Notional amount of contracts	$1,586	$3,064	$600	€1,050
Net gain (loss) included in AOCI, after-tax	(11)	(3)	1	(90)
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	(11)	(3)	2	—

Longest duration of forecasted hedge transactions in years	2	2	2	4

In May 2025, Ball issued €850 million of 4.25% senior notes due in 2032 and designated the principal as a net investment hedge. During the three and six months ended June 30, 2025, the company recorded a net loss, after tax in accumulated other comprehensive earnings (loss) for this nonderivative financial instrument of $35 million. The net loss included in AOCI, after tax, as of June 30, 2025, was $35 million for this nonderivative financial instrument.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of June 30, 2025, and December 31, 2024, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		June 30, 2025
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$28	$—	$28
Currency contracts		—	24	24
Interest rate and other contracts		3	2	5
Total current derivative contracts	Other current assets	$31	$26	$57

Commodity contracts		$2	$—	$2
Currency contracts		—	1	1
Total noncurrent derivative contracts	Other noncurrent assets	$2	$1	$3

Liabilities:
Commodity contracts		$36	$9	$45
Currency contracts		48	54	102
Total current derivative contracts	Other current liabilities	$84	$63	$147

Commodity contracts		$1	$—	$1
Interest rate and other contracts		2	—	2
Net investment hedge		110	—	110
Total noncurrent derivative contracts	Other noncurrent liabilities	$113	$—	$113

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2024
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$26	$—	$26
Currency contracts		—	36	36
Interest rate and other contracts		4	—	4
Total current derivative contracts	Other current assets	$30	$36	$66

Currency contracts		$51	$—	$51
Interest rate and other contracts		6	—	6
Net investment hedge		20	—	20
Total noncurrent derivative contracts	Other noncurrent assets	$77	$—	$77

Liabilities:
Commodity contracts		$7	$—	$7
Currency contracts		—	13	13
Total current derivative contracts	Other current liabilities	$7	$13	$20

Commodity contracts		$1	$—	$1
Other contracts		—	12	12
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$12	$13

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, cross currency swaps and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR) or Euro London Inter-Bank Offered Rate (Euro LIBOR). Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of June 30, 2025, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the unaudited condensed consolidated statements of earnings:

		Three Months Ended June 30,
		2025		2024
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$17	$—	$(19)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(1)	6	4	(9)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	3	—	3	—
Currency contracts - manage currency exposure	Selling, general and administrative	(73)	(99)	16	29
Equity contracts	Selling, general and administrative	—	4	—	(11)
Total		$(54)	$(89)	$4	$9

		Six Months Ended June 30,
		2025		2024
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$12	$—	$(6)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	2	6	(10)	(6)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	3	—	6	—
Currency contracts - manage currency exposure	Selling, general and administrative	(101)	(170)	48	56
Equity contracts	Selling, general and administrative	—	(1)	—	3
Total		$(84)	$(165)	$38	$53

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024

Amounts reclassified into earnings:
Commodity contracts	$(16)	$15	$(14)	$16
Interest rate contracts	(3)	(3)	(3)	(6)
Currency exchange contracts	73	(16)	101	(48)
Change in fair value of hedges:
Commodity contracts	(19)	9	(19)	10
Interest rate contracts	(2)	4	(6)	16
Currency exchange contracts	(69)	16	(97)	45
Net investment hedge	(84)	—	(106)	—
Currency and tax impacts	9	(6)	8	(9)
	$(111)	$19	$(136)	$24

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $26 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at June 30, 2025. Based on the information available at the present time, any reasonably possible loss that may be incurred in excess of the recorded accruals cannot be estimated.

On February 1, 2012, Ball Metal Beverage Container Corp. (“BMBCC”) filed suit against Crown Technology Holding, Inc. (“Crown”) in the United States District Court for the Southern District of Ohio seeking a declaratory judgment that the CDL beverage can end made and sold by BMBCC did not infringe certain U.S. patents held by Crown. In response, Crown filed a counterclaim alleging that the CDL ends made and sold by BMBCC infringed the subject patents and seeking damages. On September 25, 2019, the District Court granted BMBCC’s motion for summary judgment holding that the patents at issue were invalid due to indefiniteness. On October 20, 2019, Crown appealed this decision to the Court of Appeals for the Federal Circuit (“CAFC”). On December 31, 2020, the CAFC in a non-precedential decision, vacated the decision of the District Court finding that the District Court had not considered an additional factor under a novel position advanced by the CAFC, and remanded the case to the District Court for further proceedings. On August 2, 2023, the District Court again granted summary judgment to Ball finding that patent claims at issue are invalid due to invalidity under the revised analytical framework specified by the CAFC. On August 4, 2023, Crown appealed this decision to the CAFC. On June 30, 2025, the CAFC affirmed the decision of the District Court.

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

Consolidated Sales and Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024

Net sales	$3,338	$2,959	$6,435	$5,833
Net earnings attributable to Ball Corporation	212	158	391	3,843
Net earnings attributable to Ball Corporation as a % of net sales	6%	5%	6%	66%

Sales in the three months ended June 30, 2025, increased $379 million compared to the same period in 2024 primarily due to increases of $224 million from higher volume, $127 million from price/mix, mainly from higher aluminum prices, and $53 million from currency translation. Sales in the six months ended June 30, 2025, increased $602 million compared to the same period in 2024 primarily due to increases of $343 million from higher volume and $263 million from price/mix, mainly from higher aluminum prices.

Net earnings attributable to Ball Corporation for the three months ended June 30, 2025, increased $54 million compared to the same period in 2024 primarily due to increases of $48 million from lower business consolidation and other activities and $28 million from the results of the reportable segments discussed below, partially offset by decreases of $13 million due to higher interest expense, $12 million from a higher provision for income taxes and $12 million from lower interest income in corporate undistributed expenses, net. Net earnings attributable to Ball Corporation for the six months ended June 30, 2025, decreased $3.45 billion compared to the same period in 2024 primarily due to decreases of $3.61 billion from lower discontinued operations, net of tax, $38 million from a higher provision for income taxes and $28 million from lower interest income in corporate undistributed expenses, net, partially offset by increases of $82 million from lower incremental compensation cost from the successful sale of the aerospace business incurred in 2024, $61 million from lower business consolidation and other activities and $56 million from the results of the reportable segments discussed below.

When analyzing net earnings attributable to Ball Corporation as a percentage of net sales, it is important to note that net earnings attributable to Ball Corporation in 2024 includes discontinued operations, net of tax resulting from the net sales attributable to the historical aerospace reportable segment through the date of the divestiture on February 16, 2024, that are reported as discontinued operations. However, net sales attributable to the historical aerospace reportable segment are not included in the 2024 net sales figures in the table above.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,690 million and $2,357 million for the three months ended June 30, 2025 and 2024, respectively, and $5,183 million and $4,640 million for the six months ended June 30, 2025 and 2024, respectively. These amounts represented 81 percent and 80 percent of consolidated net sales for the three months ended June 30, 2025 and 2024, respectively, and 81 percent and 80 percent of consolidated net sales for the six months ended June 30, 2025 and 2024, respectively. The increase for the three months ended June 30, 2025, was primarily due to higher aluminum costs of $310 million and other items discussed in the reportable segment sections below. The increase for the six months ended June 30, 2025, was primarily due to higher aluminum costs of $489 million and other items discussed in the reportable segment sections below.

Depreciation and Amortization

Depreciation and amortization expense was $155 million and $152 million for the three months ended June 30, 2025 and 2024, respectively, and $305 million and $310 million for the six months ended June 30, 2025 and 2024, respectively. These amounts represented 5 percent of consolidated net sales for the three and six months ended June 30, 2025 and 2024.

Selling, General and Administrative

Selling, general and administrative was $137 million and $139 million for the three months ended June 30, 2025 and 2024, respectively, and $286 million and $376 million for the six months ended June 30, 2025 and 2024, respectively. These amounts represented 4 percent and 5 percent of consolidated net sales for the three months ended June 30, 2025 and 2024, respectively, and 4 percent and 6 percent of consolidated net sales for the six months ended June 30, 2025 and 2024, respectively. The decrease for the six months ended June 30, 2025, was primarily due to decreased compensation costs of $63 million, which in 2024 included incremental cash bonuses and stock-based compensation cost from the successful sale of the aerospace business.

Business Consolidation and Other Activities

Business consolidation and other activities resulted in charges of $12 million and $60 million for the three months ended June 30, 2025 and 2024, respectively, and $25 million and $86 million for the six months ended June 30, 2025 and 2024, respectively. The 2025 amounts include costs for previously announced facility closures and a loss related to the aluminum cups business transaction. The charges for the six months ended June 30, 2025, were partially offset by income from the receipt of insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility. The 2024 amounts primarily included facility shutdown costs. Further details regarding business consolidation and other activities are provided in Note 6.

Interest Income

Interest income was $5 million and $18 million for the three months ended June 30, 2025 and 2024, respectively, and $12 million and $44 million for the six months ended June 30, 2025 and 2024, respectively. The decreases in interest income for the three and six months ended June 30, 2025, were primarily due to the higher amount of cash on hand in 2024 from the sale of the aerospace business.

Interest Expense

Interest expense was $81 million and $68 million for the three months ended June 30, 2025 and 2024, respectively, and $151 million and $161 million for the six months ended June 30, 2025 and 2024, respectively. Interest expense as a percentage of average borrowings decreased by approximately 20 basis points from 4.7 percent for the three months ended June 30, 2024, to 4.5 percent for the three months ended June 30, 2025, and decreased approximately 50 basis points from 5.0 percent for the six months ended June 30, 2024, to 4.5 percent for the six months ended June 30, 2025. The interest expense increase for the three months ended June 30, 2025, was primarily driven by an increase of $17 million from a higher amount of weighted average principal outstanding during the quarter. The interest expense decrease for the six months ended June 30, 2025, was primarily driven by a decrease of $17 million from lower weighted average interest rates on outstanding debt during the year.

Income Taxes

The effective tax rate for the three and six months ended June 30, 2025, was 22.8 percent and 22.9 percent, respectively, compared to 24.5 percent and 25.2 percent for the same periods in 2024. The decreases of 1.7 percentage points and 2.3 percentage points for the three and six months ended June 30, 2025, respectively, were primarily due to the effects of federal tax credits and reduced state and local taxes. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the three reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024

Net sales	$1,613	$1,469	$3,076	$2,872
Comparable operating earnings	208	210	403	402
Comparable operating earnings as a % of segment net sales	13%	14%	13%	14%

Ball permanently ceased production at its aluminum beverage can manufacturing facility in Kent, Washington in the first quarter of 2024 and acquired an aluminum beverage can manufacturing facility in Winter Haven, Florida in the first quarter of 2025 as part of its acquisition of Florida Can Manufacturing. See Note 4 for further details on the acquisition.

Segment sales for the three and six months ended June 30, 2025, were $144 million higher and $204 million higher, respectively, compared to the same periods in 2024. The increase for the three months ended June 30, 2025, was primarily due to increases of $94 million from higher volume and $50 million from price/mix, mainly from higher aluminum prices. The increase for the six months ended June 30, 2025, was primarily due to increases of $105 million from higher volume and $99 million from price/mix, mainly from higher aluminum prices.

Comparable operating earnings for the three and six months ended June 30, 2025, were $2 million lower and $1 million higher, respectively, compared to the same periods in 2024. The decrease for the three months ended June 30, 2025, was primarily due to decreases of $22 million from price/mix and higher costs, partially offset by an increase of $26 million from higher volume. The increase for the six months ended June 30, 2025, was primarily due to an increase of $27 million from higher volume, partially offset by a decrease of $23 million from price/mix.

Beverage Packaging, EMEA

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024

Net sales	$1,050	$880	$1,953	$1,690
Comparable operating earnings	129	113	225	198
Comparable operating earnings as a % of segment net sales	12%	13%	12%	12%

Segment sales for the three and six months ended June 30, 2025, were $170 million higher and $263 million higher, respectively, compared to the same periods in 2024. The increase for the three months ended June 30, 2025, was primarily due to increases of $59 million from price/mix, mainly from higher aluminum prices, $58 million from higher volume and $53 million from currency translation. The increase for the six months ended June 30, 2025, was primarily due to increases of $127 million from higher volume, $110 million from price/mix, mainly from higher aluminum prices, and $26 million from currency translation.

Comparable operating earnings for the three and six months ended June 30, 2025, were $16 million higher and $27 million higher, respectively, compared to the same periods in 2024. The increase for the three months ended June 30, 2025, was primarily due to increases of $21 million from higher volume and $13 million from price/mix, partially offset by a decrease of $24 million from higher costs. The increase for the six months ended June 30, 2025, was primarily due to increases of $39 million from price/mix and $35 million from higher volume, partially offset by a decrease of $48 million from higher costs.

Beverage Packaging, South America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024

Net sales	$477	$422	$1,021	$904
Comparable operating earnings	51	37	120	92
Comparable operating earnings as a % of segment net sales	11%	9%	12%	10%

Segment sales for the three and six months ended June 30, 2025, were $55 million higher and $117 million higher, respectively, compared to the same periods in 2024. The increase for the three months ended June 30, 2025, was primarily due to an increase of $52 million from higher volume. The increase for the six months ended June 30, 2025, was primarily due to increases of $79 million from higher volume and $38 million from price/mix, mainly from higher aluminum prices.

Comparable operating earnings for the three and six months ended June 30, 2025, were $14 million higher and $28 million higher, respectively, compared to the same periods in 2024. The increase for the three months ended June 30, 2025, was primarily due to an increase of $16 million from higher volume. The increase for the six months ended June 30, 2025, was primarily due to increases of $27 million from higher volume and $13 million from price/mix, partially offset by a decrease of $12 million from higher costs.

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

	Six Months Ended June 30,
($ in millions)	2025	2024

Cash flows provided by (used in) operating activities	$(333)	$(995)
Cash flows provided by (used in) investing activities	(391)	5,204
Cash flows provided by (used in) financing activities	88	(3,496)

Cash flows from the historical aerospace reportable segment are presented within each cash flow statement category in the consolidated statement of cash flows for the six months ended June 30, 2024. Depreciation and amortization, capital expenditures and significant operating and investing noncash items of the aerospace discontinued operation are presented in Note 4.

Cash flows used in operating activities were $333 million in 2025, primarily driven by working capital outflows of $838 million, partially offset by earnings from continuing operations of $396 million and a reconciling adjustment to operating cash flows of $305 million for depreciation and amortization. On February 16, 2024, the company completed the sale of the aerospace business. We currently estimate a total cash tax of $840 million for the sale of the aerospace business, of which $766 million was paid in 2024 and $19 million was paid during the second quarter of 2025. The remaining amount is expected to be paid in 2025. See Note 4 for further details. In a dynamic economic environment, payment terms with our customers and vendors become a more important element of total mix of information used to negotiate our contract terms. At June 30, 2025, a change of one day in days sales outstanding will impact cash flows provided by (used in) operating activities by $37 million, a change of one day in days payable outstanding will impact cash flows provided by (used in) operating activities by $30 million and a change of one day in days inventory on hand will impact cash flows provided by (used in) operating activities by $30 million.

Cash flows used in investing activities were $391 million in 2025, primarily driven by capital expenditures of $177 million and $160 million of cash consideration used for the acquisition of Florida Can Manufacturing. See Note 4 for further details on the acquisition.

Cash flows provided by financing activities were $88 million in 2025, primarily driven by a net inflow from long-term and short-term borrowings of $1.23 billion, primarily driven by the issuance of €850 million of 4.25% senior notes due in 2032, partially offset by repurchases of common stock of $1.02 billion and dividends of $112 million. See Note 15 for further details on the company’s borrowings and additional amounts available.

We have entered into several regional accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.78 billion and $1.60 billion at June 30, 2025, and December 31, 2024, respectively. A total of $602 million and $428 million were available for sale under these programs as of June 30, 2025, and December 31, 2024, respectively. The company has recorded expense related to its factoring programs of $9 million and $10 million for the three months ended June 30, 2025 and 2024, respectively, and $19 million and $23 million for the six months ended June 30, 2025 and 2024, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's regional supplier finance programs was $365 million and $423 million at June 30, 2025, and December 31, 2024, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

Contributions to the company’s defined benefit pension plans were $15 million in the first six months of 2025 and 2024, and such contributions are expected to be approximately $32 million for the full year of 2025. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

The company expects that 2025 capital expenditures for property, plant and equipment will likely be in the range of $600 million. Approximately $332 million of capital expenditures for property, plant and equipment were contractually committed as of June 30, 2025, and the company intends to return approximately $220 million to shareholders in the form of dividends for the full year 2025, inclusive of the cash dividend of 20 cents per share, payable September 16, 2025, to shareholders of record as of September 2, 2025.

As of June 30, 2025, approximately $284 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases totaled $1.02 billion during the six months ended June 30, 2025, compared to $665 million of repurchases during the same period of 2024. The repurchases were completed using cash on hand, cash provided by operating activities and available borrowings. The company plans to continue capital return to shareholders via an estimated $1.3 billion in share repurchases in 2025.

In the second quarter of 2025, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $250 million of its common shares using cash on hand and available borrowings. The company paid $250 million in June 2025, and received 3.63 million shares, which represented approximately 80 percent of the total shares. The average price per share paid under this agreement as of June 30, 2025, was $55.15. The remaining shares will settle during the third quarter of 2025.

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations. At June 30, 2025, $3.22 billion remains available to be repurchased.

Debt Facilities and Other Activities

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $7.07 billion and $5.69 billion was outstanding at June 30, 2025, and December 31, 2024, respectively.

In May 2025, Ball issued €850 million of 4.25% senior notes due in 2032, and repaid a portion of the U.S. dollar revolving credit facility due in 2027 in the amount of $500 million, as well as the outstanding multi-currency revolving credit facility due in 2027 of $200 million.

The company’s senior credit facilities include a $1.35 billion term loan and long-term, multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At June 30, 2025, approximately $1.36 billion was available under the company’s long-term, multi-currency committed revolving credit facilities. The company also had approximately $1.03 billion of short-term uncommitted credit facilities available at June 30, 2025, of which $101 million was outstanding and due on demand. At December 31, 2024, the company had $109 million of committed short-term loans outstanding, a $24 million short-term finance lease outstanding and $37 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with the leverage ratio requirement at June 30, 2025, and for all prior periods presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of September 30, 2025. As of June 30, 2025, the company could borrow an additional $2.07 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report. In 2024 and 2025, we entered into and designated net investment hedges against the net assets of our euro denominated operations. See Note 20 for further details.

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

The following summarized financial information relates to the obligor group as of June 30, 2025, and December 31, 2024. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Six Months Ended	Year Ended
($ in millions)	June 30, 2025	December 31, 2024

Net sales	$3,612	$6,708
Gross profit (a)	442	807
Net earnings	258	3,824
Net earnings attributable to Ball Corporation	258	3,824
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $89 million for the six months ended June 30, 2025, and $189 million for the year ended December 31, 2024.

	June 30,	December 31,
($ in millions)	2025	2024

Current assets	$2,279	$2,144
Noncurrent assets	13,607	14,698
Current liabilities	3,026	4,096
Noncurrent liabilities	9,667	8,415

Included in the amounts disclosed in the table above, at June 30, 2025, and December 31, 2024, the obligor group held receivables due from other subsidiary companies of $460 million and $440 million, respectively, long-term notes receivable due from other subsidiary companies of $9.04 billion and $10.03 billion, respectively, payables due to other subsidiary companies of $252 million and $1.79 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.28 billion and $2.20 billion, respectively.

For the six months ended June 30, 2025, and the year ended December 31, 2024, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $624 million and $1.23 billion, respectively, net credits from them of $32 million and $75 million, respectively, and net interest income from them of $159 million and $336 million, respectively. The obligor group received dividends from other subsidiary companies of $54 million, during the year ended December 31, 2024.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended June 30, 2025, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 1A. Risk Factors

There were no changes required to be reported under Item 1A for the three months ended June 30, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the company’s repurchases of its common stock during the second quarter of 2025.

Purchases of Securities
	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1 to April 30, 2025	2,077,904	$48.62	2,077,904	$3,574,659,279
May 1 to May 31, 2025	1,098,462	53.72	1,098,462	3,516,154,743
June 1 to June 30, 2025
Open market purchases	795,102	54.26	795,102	3,473,446,935
2025 ASR	3,626,473	(c)	3,626,473	3,223,446,935
Total	7,597,941		7,597,941
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 29, 2025, the Board approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations.
(c)	In June 2025, the company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $250 million of the company’s common stock. In exchange for the advance payment of $250 million, the financial institution committed to deliver shares immediately following the termination of the purchase period, which will end in or before September 2025. The total number of shares delivered, and the average purchase price paid per share, will be determined at the end of the purchase period based on the volume weighted-average price of the company’s common stock during that period. In June 2025 3.63 million shares were delivered and retired under the 2025 ASR. The final number of shares to be delivered will be determined at the conclusion of the purchase period.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended June 30, 2025.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended June 30, 2025.

Item 6.     Exhibits

2.1

Stock Purchase Agreement, dated as of August 16, 2023, by and among Ball Corporation, BAE Systems, Inc., and, solely for the purposes set forth therein, BAE Systems plc. (filed by incorporation by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024) filed October 31, 2024.

3(i)	Articles of Incorporation of Ball Corporation as amended, filed herewith.

3(ii)	Bylaws of Ball Corporation as amended, filed herewith.

10.1	Severance Benefits Agreement, dated as of May 21, 2025, by and between Howard H. Yu and Ball Corporation.

22	Obligor group subsidiaries of Ball Corporation

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Daniel W. Fisher, Chairman and Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Daniel J. Rabbitt, Senior Vice President and Interim Chief Financial Officer of Ball Corporation.

32.1

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by Daniel W. Fisher, Chairman and Chief Executive Officer of Ball Corporation.

32.2

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by Daniel J. Rabbitt, Senior Vice President and Interim Chief Financial Officer of Ball Corporation.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Condensed Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Daniel J. Rabbitt
Daniel J. Rabbitt
Senior Vice President and Interim Chief Financial Officer

Date:	August 5, 2025