Form 10-Q
period 2025-09-30
BALL Corp
filed 2025-11-04
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at October 31, 2025
Common Stock, without par value	BALL	NYSE	267,987,212 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2025	2024	2025	2024

Net sales	$3,379	$3,082	$9,814	$8,915

Cost of sales (excluding depreciation and amortization)	(2,701)	(2,425)	(7,884)	(7,065)
Depreciation and amortization	(158)	(150)	(463)	(460)
Selling, general and administrative	(130)	(142)	(416)	(518)
Business consolidation and other activities	78	(85)	53	(171)
Interest income	8	14	20	58
Interest expense	(85)	(67)	(236)	(228)
Debt refinancing and other costs	—	—	—	(3)

Earnings before taxes	391	227	888	528
Tax (provision) benefit	(76)	(42)	(190)	(118)
Equity in results of affiliates, net of tax	7	8	20	21
Earnings from continuing operations	322	193	718	431
Discontinued operations, net of tax	(1)	6	(3)	3,613
Net earnings	321	199	715	4,044
Net earnings attributable to noncontrolling interests	—	2	3	4
Net earnings attributable to Ball Corporation	$321	$197	$712	$4,040

Earnings per share:
Basic - continuing operations	$1.18	$0.63	$2.58	$1.38
Basic - discontinued operations	—	0.02	(0.01)	11.70
Total basic earnings per share	$1.18	$0.65	$2.57	$13.08

Diluted - continuing operations	$1.18	$0.63	$2.57	$1.37
Diluted - discontinued operations	—	0.02	(0.01)	11.59
Total diluted earnings per share	$1.18	$0.65	$2.56	$12.96

Weighted average shares outstanding: (000s)
Basic	271,086	302,406	276,782	308,851
Diluted	272,891	305,219	278,537	311,674

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024

Net earnings	$321	$199	$715	$4,044

Other comprehensive earnings (loss):
Currency translation adjustment	23	43	140	(96)
Pension and other postretirement benefits	6	(14)	(47)	134
Derivatives designated as hedges	19	(39)	(19)	(6)
Total other comprehensive earnings (loss)	48	(10)	74	32
Tax (provision) benefit	(5)	19	17	(28)
Total other comprehensive earnings (loss), net of tax	43	9	91	4

Total comprehensive earnings	364	208	806	4,048
Comprehensive earnings attributable to noncontrolling interests	—	2	3	4
Comprehensive earnings attributable to Ball Corporation	$364	$206	$803	$4,044

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2025	2024

Assets
Current assets
Cash and cash equivalents	$568	$885
Receivables, net	2,696	2,166
Inventories, net	1,856	1,477
Other current assets	207	169
Current assets held for sale	20	144
Total current assets	5,347	4,841
Noncurrent assets
Property, plant and equipment, net	6,573	6,173
Goodwill	4,377	4,172
Intangible assets, net	1,014	1,080
Other assets	1,410	1,362
Total assets	$18,721	$17,628

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$344	$361
Accounts payable	3,494	3,418
Accrued employee costs	273	303
Other current liabilities	728	725
Current liabilities held for sale	—	40
Total current liabilities	4,839	4,847
Noncurrent liabilities
Long-term debt	6,864	5,312
Employee benefit obligations	521	577
Deferred taxes	590	594
Other liabilities	455	368
Total liabilities	13,269	11,698

Equity
Common stock (684,935,489 shares issued - 2025; 684,168,252 shares issued - 2024)	1,422	1,395
Retained earnings	12,073	11,527
Accumulated other comprehensive earnings (loss)	(912)	(1,003)
Treasury stock, at cost (415,247,531 shares - 2025; 394,790,362 shares - 2024)	(7,137)	(6,057)
Total Ball Corporation shareholders' equity	5,446	5,862
Noncontrolling interests	6	68
Total equity	5,452	5,930
Total liabilities and equity	$18,721	$17,628

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2025	2024

Cash Flows from Operating Activities
Net earnings	$715	$4,044
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	463	469
Business consolidation and other activities	(53)	171
Deferred tax provision (benefit)	24	201
Gain on Aerospace disposal	4	(4,694)
Pension contributions	(36)	(24)
Other, net	(157)	78
Changes in working capital components, net of acquisitions and dispositions	(909)	(630)
Cash provided by (used in) operating activities	51	(385)

Cash Flows from Investing Activities
Capital expenditures	(304)	(377)
Business acquisitions, net of cash acquired	(159)	—
Business dispositions, net of cash sold	26	5,422
Derivative settlements	(89)	101
Other, net	(48)	35
Cash provided by (used in) investing activities	(574)	5,181

Cash Flows from Financing Activities
Long-term borrowings	4,382	450
Repayments of long-term borrowings	(2,866)	(3,279)
Net change in short-term borrowings	(90)	51
Acquisitions of treasury stock	(1,106)	(1,061)
Common stock dividends	(166)	(185)
Other, net	(14)	26
Cash provided by (used in) financing activities	140	(3,998)

Effect of exchange rate changes on cash	31	(64)

Change in cash, cash equivalents and restricted cash	(352)	734
Cash, cash equivalents and restricted cash - beginning of period (a)	931	710
Cash, cash equivalents and restricted cash - end of period	$579	$1,444

(a)	Includes $32 million of cash presented in current assets held for sale on the unaudited condensed consolidated balance sheet as of December 31, 2024.

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

Risks and Uncertainties

Global Economic Environment

Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal and monetary policies, changes in interest rates, tariffs, and changing demand for certain goods and services. There is currently significant uncertainty as to the extent and duration of tariffs and the associated impacts on inflation and trade compliance. Furthermore, we cannot predict with any certainty the impact that interest rates, a global or any regional recession, tariffs, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, hyperinflationary economies in countries where we operate, or the continuation or escalation of global conflicts, including the conflict between Russia and Ukraine and the instability in the Middle East and Myanmar, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Ball management has reviewed the estimates used in preparing the company’s consolidated financial statements and the following have a reasonably possible likelihood of being affected, to a material extent, by the direct and indirect impacts of the current global economic environment in the near-term.

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill, long-lived assets, equity method investments, recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates of recoverability for customer receivables;
●	Estimates of net realizable value for inventory; and
●	Estimates regarding the likelihood of forecasted transactions associated with hedge accounting positions at September 30, 2025, which could impact the company’s ability to satisfy hedge accounting requirements and result in the recognition of income and/or expenses.

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

2.     Accounting Pronouncements

New Accounting Guidance and Disclosure Requirements

Improvements to Accounting for Internal-Use Software

In 2025, new guidance was issued by the Financial Accounting Standards Board (FASB) with the goal to better align accounting with how internal-use software is developed. The company is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to adopt the guidance on a prospective basis in 2028.

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In 2025, amended guidance was issued by the FASB with the goal of improving efficiencies associated with the measurement of credit losses for accounts receivable and contract assets by allowing entities to elect a practical expedient for measurement. The company is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to adopt the guidance on a prospective basis in 2026.

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

As presented in the tables below, Other consists of a non-reportable operating segment (beverage packaging, other) that manufactures and sells aluminum beverage containers in India and Myanmar; a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers and recloseable aluminum bottles across multiple consumer categories as well as aluminum slugs (personal & home care or PHC) throughout North America, South America and Europe; undistributed corporate expenses; and intercompany eliminations and other business activities.

On August 27, 2025, the company sold 41 percent of its 51 percent ownership interest in Ball United Arab Can Manufacturing Company, which resulted in Ball deconsolidating the business and retaining a 10 percent ownership interest. The financial results of the Saudi Arabian business, which were a part of the beverage packaging, other, non-reportable operating segment, are presented in Other in the tables below through the date of the transaction and as of December 31, 2024, the assets and liabilities of the Saudi Arabian business were presented as current assets held for sale and current liabilities held for sale on the unaudited condensed consolidated balance sheet.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024

Net sales
Beverage packaging, North and Central America	$1,638	$1,456	$4,714	$4,328
Beverage packaging, EMEA	1,059	950	3,012	2,640
Beverage packaging, South America	508	484	1,529	1,388
Reportable segment sales	3,205	2,890	9,255	8,356
Other	174	192	559	559
Net sales	$3,379	$3,082	$9,814	$8,915

Comparable segment operating earnings (a)
Beverage packaging, North and Central America	$210	$203	$613	$605
Beverage packaging, EMEA	147	128	372	326
Beverage packaging, South America	80	78	200	170
Reportable segment comparable operating earnings	437	409	1,185	1,101
Reconciling items
Other (b)	(6)	4	(13)	(66)
Business consolidation and other activities	78	(85)	53	(171)
Amortization of acquired intangibles	(33)	(34)	(101)	(105)
Interest expense	(85)	(67)	(236)	(228)
Debt refinancing and other costs	—	—	—	(3)
Earnings before taxes	$391	$227	$888	$528
(a)	The difference between reportable segment net sales and comparable operating earnings is comprised of other segment items. Other segment items includes cost of sales, depreciation and amortization, selling, general and administrative and interest income amounts. The CODM does not receive or use these amounts at the reportable segment level. However, the CODM is provided these amounts at a consolidated level to manage operations.
(b)	Includes undistributed corporate expenses, net, of $29 million and $32 million for the three months ended September 30, 2025 and 2024, respectively, and $102 million and $149 million for the nine months ended September 30, 2025 and 2024, respectively. Undistributed corporate expenses, net, includes corporate interest income of $7 million for the three months ended September 30, 2024, and $1 million and $36 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2024, undistributed corporate expenses, net, includes $82 million of incremental compensation cost from the successful sale of the aerospace business.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024

Depreciation and amortization
Beverage packaging, North and Central America	$57	$53	$169	$160
Beverage packaging, EMEA	53	47	149	140
Beverage packaging, South America	36	34	108	113
Reportable segment depreciation and amortization	146	134	426	413
Other	12	16	37	47
Depreciation and amortization	$158	$150	$463	$460

The company does not disclose total assets by segment as it is not provided to the CODM.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

Saudi Arabia

On August 27, 2025, the company sold 41 percent of its 51 percent ownership interest in Ball United Arab Can Manufacturing Company for total cash consideration of $74 million, of which $66 million was received upon closing. The sale is subject to customary closing adjustments. The remaining cash consideration is expected to be received in the fourth quarter of 2025. A gain of $86 million was recognized upon sale and is presented in business consolidation and other activities in the unaudited condensed consolidated statements of earnings in the third quarter of 2025. As of December 31, 2024, the assets and liabilities of the business were presented as current assets and current liabilities held for sale. The transaction resulted in deconsolidation upon closing with Ball retaining a 10 percent ownership interest, which is reported in other assets as an equity method investment on the unaudited condensed consolidated balance sheet.

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

On March 21, 2025, Ball and Ayna.AI LLC (Ayna) executed a Unit Purchase Agreement to form a strategic partnership in which Ball owns a 49 percent interest. Ball’s interest in the entity, Oasis Venture Holdings LLC (“Oasis”), is accounted for under the equity method of accounting. Ball recorded an additional loss of $8 million related to the transaction in business consolidation and other activities in the unaudited condensed consolidated statement of earnings for the nine months ended September 30, 2025.

Acquisition of Florida Can Manufacturing

In February 2025, the company closed on the acquisition of Florida Can Manufacturing for cash consideration of $160 million. The business is comprised of an aluminum beverage can manufacturing facility located in Winter Haven, Florida, and is included in Ball’s beverage packaging, North and Central America, segment. The transaction strengthens the segment’s supply network and enhances its ability to meet growing customer demand for sustainable beverage packaging solutions in the region.

Personal & Home Care Acquisition of Alucan Entec

In October 2024, the company acquired the entire share capital of Alucan Entec, S.A, an impact extruded aluminum packaging business with a manufacturing facility in Lummen, Belgium, and Llinars del Vallés, Spain, for the purchase price of €82 million, subject to customary closing adjustments. Using the exchange rate on the date of close, the initial cash consideration of $80 million (or €75 million) was paid at close, with an additional holdback of $8 million (or €7 million) to be paid over the next three years, less any potential obligations covered by the holdback arrangement. The business is part of Ball’s PHC segment. The transaction broadens the geographic reach and expands the product portfolio of Ball’s PHC business, serving the growing personal, home care and beverage bottle markets.

Aerospace

In the third quarter of 2023, Ball entered into a Stock Purchase Agreement with BAE Systems, Inc. (BAE) and, for the limited purposes set forth therein, BAE Systems plc, to sell all outstanding equity interests in Ball’s aerospace business. On February 16, 2024, the company completed the divestiture of the aerospace business for a purchase price of $5.6 billion, subject to working capital adjustments and other customary closing adjustments under the terms of the agreement. In the third quarter of 2025, Ball finalized the customary closing adjustments with BAE, resulting in an immaterial adjustment. The divestiture resulted in a pre-tax gain of $4.61 billion. Completion of the divestiture resulted in the removal of the aerospace business from the company’s obligor group, as the business no longer guarantees the company’s senior notes and senior credit facilities.

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

The following table presents components of discontinued operations, net of tax, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024

Net sales	$—	$—	$—	$261

Cost of sales (excluding depreciation and amortization)	—	—	—	(214)
Depreciation and amortization	—	—	—	(9)
Selling, general and administrative	—	—	—	(11)
Gain (loss) on disposition	(1)	(1)	(4)	4,694
Tax (provision) benefit	—	7	1	(1,108)
Discontinued operations, net of tax	$(1)	$6	$(3)	$3,613

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the nine months ended September 30, 2025 and 2024, included within the consolidated statements of cash flows. Amounts include adjustments to reconcile net earnings to cash provided by (used in) operating activities:

	Nine Months Ended September 30,
($ in millions)	2025	2024

Provided by (used in)
Depreciation and amortization	$—	$9
Loss (gain) on Aerospace disposal	4	(4,694)
Capital expenditures	—	(13)

For the nine months ended September 30, 2024, noncash investing activities included $17 million for the acquisition of property, plant and equipment (PP&E) for which payment had not been made for the aerospace business. These noncash capital expenditures were excluded from the consolidated statement of cash flows.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

2025	$603	$2,776	$3,379	$1,715	$8,099	$9,814
2024	678	2,404	3,082	1,861	7,054	8,915

The company did not have any contract assets at either September 30, 2025, or December 31, 2024. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2024	$50	$2
Increase (decrease)	21	—
Balance at September 30, 2025	$71	$2

During the nine months ended September 30, 2025, contract liabilities increased by $21 million, which is net of cash received of $61 million and amounts recognized as sales of $40 million, the majority of which related to current contract liabilities. The amount of sales recognized in the nine months ended September 30, 2025, that was included in the opening contract liabilities balance was $40 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payments. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

2025

During the three and nine months ended September 30, 2025, the company recorded net income of $78 million and $53 million, respectively. During the three and nine months ended September 30, 2025, the net income was primarily composed of the $86 million gain on the sale of the Saudi Arabia business, partially offset by costs for previously announced facility closures and the loss related to the aluminum cups business transaction. The income for the nine months ended September 30, 2025, also includes the receipt of insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia, extruded aluminum slug manufacturing facility. See Note 4 for further details on the aluminum cups transaction.

2024

During the three and nine months ended September 30, 2024, the company recorded net charges of $85 million and $171 million, respectively, which were primarily related to facility closure costs of $94 million and $147 million, respectively, and costs for employee severance, employee benefits and other related items resulting from the company restructuring its operating model. The charges for the three and nine months ended September 30, 2024, were partially offset by income from the receipt of insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia, extruded aluminum slug manufacturing facility.

7.	Supplemental Cash Flow Statement and Other Disclosures

	September 30,
($ in millions)	2025	2024

Beginning of period:
Cash and cash equivalents	$885	$695
Current restricted cash (included in other current assets)	8	15
Noncurrent restricted cash (included in other assets)	6	—
Cash reported in current assets held for sale	32	—
Total cash, cash equivalents and restricted cash	$931	$710

End of period:
Cash and cash equivalents	$568	$1,440
Current restricted cash (included in other current assets)	4	4
Noncurrent restricted cash (included in other assets)	7	—
Total cash, cash equivalents and restricted cash	$579	$1,444

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period. Restricted cash also relates to consideration owed for business acquisitions.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the unaudited condensed consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid, inclusive of amounts related to the historical aerospace business, is as follows:

	September 30,
($ in millions)	2025	2024

Beginning of period:
PP&E acquired but not yet paid	$96	$204

End of period:
PP&E acquired but not yet paid	$115	$101

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Supplier Finance Programs

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's regional supplier finance programs was $276 million and $423 million at September 30, 2025, and December 31, 2024, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

8.     Receivables, Net

	September 30,	December 31,
($ in millions)	2025	2024

Trade accounts receivable	$1,631	$1,258
Unbilled receivables	585	490
Less: Allowance for doubtful accounts	(15)	(12)
Net trade accounts receivable	2,201	1,736
Other receivables	495	430
	$2,696	$2,166

The company has entered into several regional accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.79 billion and $1.60 billion at September 30, 2025, and December 31, 2024, respectively. A total of $580 million and $428 million were available for sale under these programs as of September 30, 2025, and December 31, 2024, respectively. The company has recorded expense related to its factoring programs of $9 million and $12 million for the three months ended September 30, 2025 and 2024, respectively, and $28 million and $35 million for the nine months ended September 30, 2025 and 2024, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

9.     Inventories, Net

	September 30,	December 31,
($ in millions)	2025	2024

Raw materials and supplies	$1,360	$1,089
Finished goods	591	470
Less: Inventory reserves	(95)	(82)
	$1,856	$1,477

10.     Property, Plant and Equipment, Net

	September 30,	December 31,
($ in millions)	2025	2024

Land	$224	$198
Buildings	1,935	1,794
Machinery and equipment	8,071	7,450
Construction-in-progress	901	836
	11,131	10,278
Accumulated depreciation	(4,558)	(4,105)
	$6,573	$6,173

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Depreciation expense was $121 million and $113 million for the three months ended September 30, 2025 and 2024, respectively, and $352 million and $345 million for the nine months ended September 30, 2025 and 2024, respectively.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Other	Total

Balance at December 31, 2024	$1,277	$1,289	$1,300	$306	$4,172
Effects of currency exchange	—	166	—	39	205
Balance at September 30, 2025	$1,277	$1,455	$1,300	$345	$4,377

12.    Intangible Assets, Net

	September 30,	December 31,
($ in millions)	2025	2024

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.26 billion at September 30, 2025, and $1.11 billion at December 31, 2024)	$974	$1,031
Capitalized software (net of accumulated amortization of $178 million at September 30, 2025, and $168 million at December 31, 2024)	19	28
Other intangibles (net of accumulated amortization of $16 million at September 30, 2025, and $12 million at December 31, 2024)	21	21
	$1,014	$1,080

Total amortization expense of intangible assets was $37 million for the three months ended September 30, 2025 and 2024, respectively, and $111 million and $115 million for the nine months ended September 30, 2025 and 2024, respectively.

13.    Other Assets

	September 30,	December 31,
($ in millions)	2025	2024

Long-term pension assets	$40	$36
Right-of-use operating lease assets	331	334
Investments in affiliates	258	233
Long-term deferred tax assets	49	63
Other	732	696
	$1,410	$1,362

Investments in affiliates primarily includes the company’s 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam, a 50 percent ownership interest in an entity in the U.S., a 33 percent ownership interest in an entity in the U.S. and a 10 percent ownership interest in an entity in Saudi Arabia.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, aircraft, land and other types of equipment. The company also enters into finance leases for certain plant equipment and an aircraft. Supplemental balance sheet information related to the company’s leases follows:

		September 30,	December 31,
($ in millions)	Balance Sheet Location	2025	2024

Operating leases:
Operating lease ROU asset	Other assets	$331	$334
Current operating lease liabilities	Other current liabilities	78	79
Noncurrent operating lease liabilities	Other liabilities	260	265
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	8	31
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	26
Noncurrent finance lease liabilities	Long-term debt	6	5

15.    Debt

Long-term debt outstanding and interest rates in effect, along with short-term debt outstanding, consisted of the following:

	September 30,	December 31,
($ in millions)	2025	2024

Senior Notes
5.25% due July 2025	$—	$189
4.875% due March 2026	256	256
1.50%, euro denominated, due March 2027	645	569
6.875% due March 2028	750	750
6.00% due June 2029	1,000	1,000
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
4.25%, euro denominated, due July 2032	997	—
5.50% due September 2033	750	—
Senior Credit Facility (at variable rates)
U.S. dollar revolver due June 2027	—	—
Multi-currency revolver due June 2027	—	—
Term A loan due June 2027 (5.51% - 2025)	625	625
Finance lease obligations	8	7
Other (including debt issuance costs)	(59)	(43)
	7,122	5,503
Less: Current portion of long-term debt	(258)	(191)
Long-term debt	$6,864	$5,312

Short-term debt
Current portion of long-term debt	$258	$191
Short-term finance leases	—	24
Short-term committed loans	—	109
Short-term uncommitted credit facilities	86	37
Short-term debt and current portion of long-term debt	$344	$361

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The company’s senior credit facilities include long-term multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At September 30, 2025, $1.70 billion was available under these revolving credit facilities. Additionally, at September 30, 2025, the company’s short-term uncommitted credit facilities provided the company with up to $1.02 billion.

In August 2025, Ball issued $750 million of 5.50% senior notes due in 2033, and repaid the outstanding U.S. dollar revolving credit facility due in 2027 in the amount of $600 million, as well as the outstanding multi-currency revolving credit facility due in 2027 of $100 million. In October 2025, Ball issued a notice to call the 4.875% senior notes due March 2026 and the 6.875% senior notes due March 2028.

In July 2025, Ball repaid at maturity the outstanding 5.25% senior notes due in the amount of $189 million.

In May 2025, Ball issued €850 million of 4.25% senior notes due in 2032, and repaid a portion of the U.S. dollar revolving credit facility due in 2027 in the amount of $500 million, as well as the outstanding multi-currency revolving credit facility due in 2027 of $200 million.

The fair value of Ball’s long-term debt was estimated to be $6.99 billion and $5.19 billion at September 30, 2025, and December 31, 2024, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 4.5 times. The company was in compliance with the leverage ratio requirement at September 30, 2025, and for all prior periods presented, and has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was 19.4 percent and 21.4 percent for the three and nine months ended September 30, 2025, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2025, increased by 1.4 and 0.5 percentage points, respectively, for U.S. permanent differences, increased by 0.8 and 0.9 percentage points, respectively, for state and local taxes, and decreased by 3.9 and 1.7 percentage points, respectively, for the sale of the Saudi Arabian business.

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

On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law. The Act changed U.S. income tax law by, among other things, allowing full expensing of qualified property, changing the calculation of interest expense deduction limitations and modifying certain elements of the international tax framework. The act does not materially impact our effective tax rate in the third quarter of 2025 and is not expected to in future periods.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

17.    Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2025	2024

Underfunded defined benefit pension liabilities	$226	$263
Less: Current portion	(21)	(20)
Long-term defined benefit pension liabilities	205	243
Long-term retiree medical liabilities	74	79
Deferred compensation plans	173	206
Other	69	49
	$521	$577

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended September 30,
	2025			2024
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$4	$—	$4	$4	$1	$5
Interest cost	14	23	37	15	21	36
Expected return on plan assets	(20)	(22)	(42)	(22)	(21)	(43)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	1	4	5	1	4	5
Total net periodic benefit cost	$(1)	$6	$5	$(2)	$6	$4

	Nine Months Ended September 30,
	2025			2024
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$11	$—	$11	$12	$2	$14
Interest cost	43	68	111	45	62	107
Expected return on plan assets	(59)	(66)	(125)	(66)	(60)	(126)
Amortization of prior service cost	—	2	2	—	2	2
Recognized net actuarial loss	2	13	15	3	11	14
Total net periodic benefit cost	$(3)	$17	$14	$(6)	$17	$11

Non-service pension expense of $1 million and income of $1 million for the three months ended September 30, 2025 and 2024, respectively, and expense of $3 million and income of $3 million for the nine months ended September 30, 2025 and 2024, respectively, is included in selling, general and administrative in the unaudited condensed consolidated statements of earnings.

Contributions to the company’s defined benefit pension plans were $36 million for the first nine months of 2025 compared to $24 million for the first nine months of 2024, and such contributions are expected to be approximately $43 million for the full year of 2025. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity, inclusive of activity related to the aerospace business impacting the company’s equity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2025	684,848	$1,414	(412,800)	$(7,059)	$11,806	$(955)	$71	$5,277
Net earnings	—	—	—	—	321	—	—	321
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	43	—	43
Common dividends	—	—	—	—	(54)	—	—	(54)
Treasury stock purchases	—	—	(2,455)	(84)	—	—	—	(84)
Treasury shares reissued	—	—	7	2	—	—	—	2
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	87	8	—	—	—	—	—	8
Business dispositions	—	—	—	—	—	—	(65)	(65)
Distributions from deferred compensation plans and other activity	—	—	—	4	—	—	—	4
Balance at September 30, 2025	684,935	$1,422	(415,248)	$(7,137)	$12,073	$(912)	$6	$5,452

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2024	683,801	$1,370	(377,841)	$(5,017)	$11,481	$(921)	$70	$6,983
Net earnings	—	—	—	—	197	—	2	199
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	9	—	9
Common dividends	—	—	—	—	(60)	—	—	(60)
Treasury stock purchases	—	—	(6,216)	(394)	—	—	—	(394)
Treasury shares reissued	—	—	50	3	—	—	—	3
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	248	14	—	—	—	—	—	14
Distributions from deferred compensation plans and other activity	—	—	—	1	—	—	—	1
Balance at September 30, 2024	684,049	$1,384	(384,007)	$(5,407)	$11,618	$(912)	$72	$6,755

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2024	684,168	$1,395	(394,790)	$(6,057)	$11,527	$(1,003)	$68	$5,930
Net earnings	—	—	—	—	712	—	3	715
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	91	—	91
Common dividends	—	—	—	—	(166)	—	—	(166)
Treasury stock purchases	—	—	(20,547)	(1,100)	—	—	—	(1,100)
Treasury shares reissued	—	—	89	8	—	—	—	8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	767	27	—	—	—	—	—	27
Business dispositions	—	—	—	—	—	—	(65)	(65)
Distributions from deferred compensation plans and other activity	—	—	—	12	—	—	—	12
Balance at September 30, 2025	684,935	$1,422	(415,248)	$(7,137)	$12,073	$(912)	$6	$5,452

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2023	683,241	$1,312	(367,551)	$(4,390)	$7,763	$(916)	$68	$3,837
Net earnings	—	—	—	—	4,040	—	4	4,044
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	4	—	4
Common dividends	—	—	—	—	(185)	—	—	(185)
Treasury stock purchases	—	—	(16,530)	(1,075)	—	—	—	(1,075)
Treasury shares reissued	—	—	74	13	—	—	—	13
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	808	72	—	—	—	—	—	72
Distributions from deferred compensation plans and other activity	—	—	—	45	—	—	—	45
Balance at September 30, 2024	684,049	$1,384	(384,007)	$(5,407)	$11,618	$(912)	$72	$6,755

In the second quarter of 2025, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $250 million of its common shares using cash on hand and available borrowings. In the third quarter of 2025, Ball settled the agreement and received a total of 4.44 million shares with the average price per share paid of $56.30.

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)		Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2024	$(618)		$(402)	$17	$(1,003)
Other comprehensive earnings (loss) before reclassifications	134		(45)	(77)	12
Amounts reclassified into earnings	6	(a)	10	63	79
Balance at September 30, 2025	$(478)		$(437)	$3	$(912)
(a)	Currency translation recorded in business consolidation and other activities from business disposal.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$6	$1	$18	$(5)
Commodity contracts recorded in cost of sales	(14)	7	(12)	(3)
Currency exchange contracts recorded in selling, general and administrative	8	(36)	(93)	12
Interest rate contracts recorded in interest expense	1	3	4	9
Total before tax effect	1	(25)	(83)	13
Tax benefit (expense) on amounts reclassified into earnings	(1)	7	20	(2)
Recognized gain (loss), net of tax	$—	$(18)	$(63)	$11

Amortization and disposal of pension and other postretirement benefits: (a)
Actuarial gains (losses) (b)	$(4)	$(3)	$(12)	$(9)
Prior service income (expense) (b)	—	—	(1)	(1)
Aerospace disposal	—	—	—	(127)
Total before tax effect	(4)	(3)	(13)	(137)
Tax benefit (expense) on amounts reclassified into earnings	1	1	3	36
Recognized gain (loss), net of tax	$(3)	$(2)	$(10)	$(101)
(a)	2024 includes amounts associated with the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan
(b)	These components are included in the computation of net periodic benefit cost detailed in Note 17.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.    Earnings and Dividends Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts; shares in thousands)	2025	2024	2025	2024

Earnings from continuing operations attributable to Ball Corporation, net of tax	$322	$191	$715	$427
Discontinued operations, net of tax	(1)	6	(3)	3,613
Net earnings attributable to Ball Corporation	$321	$197	$712	$4,040

Basic weighted average common shares	271,086	302,406	276,782	308,851
Effect of dilutive securities	1,805	2,813	1,755	2,823
Weighted average shares applicable to diluted earnings per share	272,891	305,219	278,537	311,674

Basic - continuing operations	$1.18	$0.63	$2.58	$1.38
Basic - discontinued operations	—	0.02	(0.01)	11.70
Per basic share	$1.18	$0.65	$2.57	$13.08

Diluted - continuing operations	$1.18	$0.63	$2.57	$1.37
Diluted - discontinued operations	—	0.02	(0.01)	11.59
Per diluted share	$1.18	$0.65	$2.56	$12.96

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded options totaled approximately 5 million for the three months ended September 30, 2025 and 2024, respectively, and 5 million for the nine months ended September 30, 2025 and 2024, respectively.

The company declared and paid dividends of $0.20 per share for the three months ended September 30, 2025 and 2024, and $0.60 per share for the nine months ended September 30, 2025 and 2024.

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

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	September 30, 2025
Commercial risk area	Commodity	Currency	Interest Rate	Net Investment

Notional amount of contracts	$1,685	$2,894	$600	€1,050
Net gain (loss) included in AOCI, after-tax	—	2	1	$(83)
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	—	2	1	—

Longest duration of forecasted hedge transactions in years	2	1	2	4

In May 2025, Ball issued €850 million of 4.25% senior notes due in 2032 and designated the principal as a net investment hedge. During the three and nine months ended September 30, 2025, the company recorded a net gain of $3 million and a net loss of $32 million, after tax, respectively, in accumulated other comprehensive earnings (loss) for this nonderivative financial instrument. The net loss included in accumulated other comprehensive earnings (loss) as of September 30, 2025, was $32 million, after tax, for this nonderivative financial instrument.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through March 2026, and which have a combined notional value of 1.1 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of September 30, 2025, and December 31, 2024, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		September 30, 2025
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$36	$—	$36
Currency contracts		—	24	24
Interest rate and other contracts		2	—	2
Total current derivative contracts	Other current assets	$38	$24	$62

Commodity contracts		$2	$—	$2
Currency contracts		—	1	1
Total noncurrent derivative contracts	Other noncurrent assets	$2	$1	$3

Liabilities:
Commodity contracts		$37	$—	$37
Currency contracts		39	27	66
Total current derivative contracts	Other current liabilities	$76	$27	$103

Interest rate and other contracts		1	—	1
Net investment hedge		100	—	100
Total noncurrent derivative contracts	Other noncurrent liabilities	$101	$—	$101

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2024
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$26	$—	$26
Currency contracts		—	36	36
Interest rate and other contracts		4	—	4
Total current derivative contracts	Other current assets	$30	$36	$66

Currency contracts		$51	$—	$51
Interest rate and other contracts		6	—	6
Net investment hedge		20	—	20
Total noncurrent derivative contracts	Other noncurrent assets	$77	$—	$77

Liabilities:
Commodity contracts		$7	$—	$7
Currency contracts		—	13	13
Total current derivative contracts	Other current liabilities	$7	$13	$20

Commodity contracts		$1	$—	$1
Other contracts		—	12	12
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$12	$13

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, cross currency swaps and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR) or Euro London Inter-Bank Offered Rate (Euro LIBOR). Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 30, 2025, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the unaudited condensed consolidated statements of earnings:

		Three Months Ended September 30,
		2025		2024
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$6	$—	$1	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(14)	(5)	7	9
Interest rate contracts - manage exposure for outstanding debt	Interest expense	1	—	3	—
Currency contracts - manage currency exposure	Selling, general and administrative	8	3	(36)	(29)
Equity contracts	Selling, general and administrative	—	(7)	—	9
Total		$1	$(9)	$(25)	$(11)

		Nine Months Ended September 30,
		2025		2024
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$18	$—	$(5)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(12)	1	(3)	3
Interest rate contracts - manage exposure for outstanding debt	Interest expense	4	—	9	—
Currency contracts - manage currency exposure	Selling, general and administrative	(93)	(167)	12	27
Equity contracts	Selling, general and administrative	—	(8)	—	12
Total		$(83)	$(174)	$13	$42

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024

Amounts reclassified into earnings:
Commodity contracts	$8	$(8)	$(6)	$8
Interest rate contracts	(1)	(3)	(4)	(9)
Currency exchange contracts	(8)	36	93	(12)
Change in fair value of hedges:
Commodity contracts	5	(16)	(14)	(6)
Interest rate contracts	1	(14)	(5)	2
Currency exchange contracts	14	(34)	(83)	11
Net investment hedge	7	(20)	(99)	(20)
Currency and tax impacts	(3)	16	5	7
	$23	$(43)	$(113)	$(19)

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety; environmental; trade compliance and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $26 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at September 30, 2025. Based on the information available at the present time, any reasonably possible loss that may be incurred in excess of the recorded accruals cannot be estimated.

In September 2025, the company received notice from the U.S. Customs and Border Protection challenging the tariff classification and applicable rate of duty of certain aluminum imports asserting that additional duties and tariffs are payable. The company believes the notice is without merit and intends to vigorously defend the matter. While the outcome of this matter is uncertain at this time, any such additional tariffs could be material and could materially impact the company’s results of operations. The company is unable to develop a reasonable estimate of loss.

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

Global Economic Environment

Current and future inflationary effects may continue to be impacted by, among other things, supply chain disruptions, governmental stimulus or fiscal and monetary policies, changes in interest rates, tariffs and changing demand for certain goods and services. There is currently significant uncertainty as to the extent and duration of tariffs and the associated impacts on inflation. Furthermore, we cannot predict with any certainty the impact that interest rates, a global or any regional recession, tariffs, or higher inflation may have on our customers or suppliers. Additionally, we are unable to predict the potential effects that any future pandemic, hyperinflationary economies in countries where we operate, or the continuation or escalation of global conflicts, including the conflict between Russia and Ukraine and the instability in the Middle East and Myanmar, and related sanctions or market disruptions, may have on our business. It remains uncertain how long any of these conditions may last or how severe any of them may become.

Consolidated Sales and Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024

Net sales	$3,379	$3,082	$9,814	$8,915
Net earnings attributable to Ball Corporation	321	197	712	4,040
Net earnings attributable to Ball Corporation as a % of net sales	9%	6%	7%	45%

Sales in the three months ended September 30, 2025, increased $297 million compared to the same period in 2024 primarily due to increases of $145 million from higher volume, $120 million from price/mix, mainly from higher aluminum prices, and $64 million from currency translation. Sales in the nine months ended September 30, 2025, increased $899 million compared to the same period in 2024 primarily due to increases of $500 million from higher volume, $370 million from price/mix, mainly from higher aluminum prices, and $91 million from currency translation.

Net earnings attributable to Ball Corporation for the three months ended September 30, 2025, increased $124 million compared to the same period in 2024 primarily due to increases of $163 million from business consolidation and other activities and $28 million from the results of the reportable segments discussed below, partially offset by $18 million of higher interest expense and $34 million from a higher provision for income taxes. Net earnings attributable to Ball Corporation for the nine months ended September 30, 2025, decreased $3.33 billion compared to the same period in 2024 primarily due to decreases of $3.61 billion from lower discontinued operations, net of tax, $72 million from a higher provision for income taxes and $35 million from lower interest income in corporate undistributed expenses, net, partially offset by increases of $82 million from lower incremental compensation cost from the successful sale of the aerospace business incurred in 2024, $224 million from business consolidation and other activities and $84 million from the results of the reportable segments discussed below.

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

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,701 million and $2,425 million for the three months ended September 30, 2025 and 2024, respectively, and $7,884 million and $7,065 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts represented 80 percent and 79 percent of consolidated net sales for the three months ended September 30, 2025 and 2024, respectively, and 80 percent and 79 percent of consolidated net sales for the nine months ended September 30, 2025 and 2024, respectively. The increase for the three months ended September 30, 2025, was primarily due to higher raw materials costs of $244 million, driven by higher aluminum prices and higher volume, and other items discussed in the reportable segment sections below. The increase for the nine months ended September 30, 2025, was primarily due to higher raw materials costs of $747 million, driven by higher aluminum prices and higher volume, and other items discussed in the reportable segment sections below.

Depreciation and Amortization

Depreciation and amortization expense was $158 million and $150 million for the three months ended September 30, 2025 and 2024, respectively, and $463 million and $460 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts represented 5 percent of consolidated net sales for the three months ended September 30, 2025 and 2024, respectively, and 5 percent of consolidated net sales for the nine months ended September 30, 2025 and 2024, respectively. The increase for the three and nine months ended September 30, 2025, was primarily due to the company’s larger depreciable asset base.

Selling, General and Administrative

Selling, general and administrative was $130 million and $142 million for the three months ended September 30, 2025 and 2024, respectively, and $416 million and $518 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts represented 4 percent and 5 percent of consolidated net sales for the three months ended September 30, 2025 and 2024, respectively, and 4 percent and 6 percent of consolidated net sales for the nine months ended September 30, 2025 and 2024, respectively. The decrease for the three months ended September 30, 2025, was primarily due to decreased costs for professional services of $8 million. The decrease for the nine months ended September 30, 2025, was primarily due to decreases in compensation costs of $67 million, which in 2024 included incremental cash bonuses and stock-based compensation cost from the successful sale of the aerospace business, and costs for professional services of $20 million.

Business Consolidation and Other Activities

Business consolidation and other activities resulted in income of $78 million and charges of $85 million for the three months ended September 30, 2025 and 2024, respectively, and income of $53 million and charges of $171 million for the nine months ended September 30, 2025 and 2024, respectively. The 2025 amounts include the $86 million gain related to the sale of the Saudi Arabian business and costs for previously announced facility closures and a loss related to the aluminum cups business transaction. The charges for the nine months ended September 30, 2025, were partially offset by income from the receipt of insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility. The 2024 amounts primarily included facility shutdown costs. Further details regarding business consolidation and other activities are provided in Note 6.

Interest Income

Interest income was $8 million and $14 million for the three months ended September 30, 2025 and 2024, respectively, and $20 million and $58 million for the nine months ended September 30, 2025 and 2024, respectively. The decreases in interest income for the three and nine months ended September 30, 2025, were primarily due to the higher amount of cash on hand in 2024 from the sale of the aerospace business.

Interest Expense

Interest expense was $85 million and $67 million for the three months ended September 30, 2025 and 2024, respectively, and $236 million and $228 million for the nine months ended September 30, 2025 and 2024, respectively. Interest expense as a percentage of average borrowings was 4.6 percent for the three months ended September 30, 2025 and 2024, and decreased approximately 40 basis points from 4.9 percent for the nine months ended September 30, 2024, to 4.5 percent for the nine months ended September 30, 2025. The interest expense increase for the three months ended September 30, 2025, was primarily driven by an increase of $18 million from a higher amount of weighted average principal outstanding during the quarter. The interest expense increase for the nine months ended September 30, 2025, was primarily driven by an increase of $29 million from a higher amount of weighted average principal outstanding during the year, partially offset by a decrease of $21 million from lower weighted average interest rates on outstanding debt during the year.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2025, was 19.4 percent and 21.4 percent, respectively, compared to 18.5 percent and 22.3 percent for the same periods in 2024. The increase of 0.9 percentage points for the three months ended September 30, 2025 was primarily due to lower state and local tax credits, partially offset by the sale of the Saudi Arabian business at a lower tax rate. The decrease of 0.9 percentage points for the nine months ending September 30, 2025 was primarily due to the sale of the Saudi Arabian business at a lower tax rate, and higher federal tax credits, partially offset by the effects of lower state and local tax credits. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the three reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024

Net sales	$1,638	$1,456	$4,714	$4,328
Comparable operating earnings	210	203	613	605
Comparable operating earnings as a % of segment net sales	13%	14%	13%	14%

Ball permanently ceased production at its aluminum beverage can manufacturing facility in Kent, Washington, in the first quarter of 2024 and acquired an aluminum beverage can manufacturing facility in Winter Haven, Florida, in the first quarter of 2025 as part of its acquisition of Florida Can Manufacturing. See Note 4 for further details on the acquisition.

Segment sales for the three and nine months ended September 30, 2025, were $182 million and $386 million higher, respectively, compared to the same periods in 2024. The increase for the three months ended September 30, 2025, was primarily due to increases of $106 million from price/mix, mainly from higher aluminum prices, and $76 million from higher volume. The increase for the nine months ended September 30, 2025, was primarily due to increases of $205 million from price/mix, mainly from higher aluminum prices, and $180 million from higher volume.

Comparable operating earnings for the three and nine months ended September 30, 2025, were $7 million and $8 million higher, respectively, compared to the same periods in 2024. The increase for the three months ended September 30, 2025, was primarily due to an increase of $29 million from higher volume, partially offset by $11 million from price/mix. The increase for the nine months ended September 30, 2025, was primarily due to an increase of $57 million from higher volume, partially offset by a decrease of $34 million from price/mix.

Beverage Packaging, EMEA

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024

Net sales	$1,059	$950	$3,012	$2,640
Comparable operating earnings	147	128	372	326
Comparable operating earnings as a % of segment net sales	14%	13%	12%	12%

Segment sales for the three and nine months ended September 30, 2025, were $109 million and $372 million higher, respectively, compared to the same periods in 2024. The increase for the three months ended September 30, 2025, was primarily due to $58 million from currency translation and $48 million from higher volume. The increase for the nine months ended September 30, 2025, was primarily due to increases of $175 million from higher volume, $102 million from price/mix, mainly from higher aluminum prices, and $95 million from currency translation.

Comparable operating earnings for the three and nine months ended September 30, 2025, were $19 million and $46 million higher, respectively, compared to the same periods in 2024. The increase for the three months ended September 30, 2025, was primarily due to increases of $15 million from higher volume. The increase for the nine months ended September 30, 2025, was primarily due to increases of $49 million from higher volume and $39 million from price/mix, partially offset by a decrease of $53 million from higher costs.

Beverage Packaging, South America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024

Net sales	$508	$484	$1,529	$1,388
Comparable operating earnings	80	78	200	170
Comparable operating earnings as a % of segment net sales	16%	16%	13%	12%

Segment sales for the three and nine months ended September 30, 2025, were $24 million and $141 million higher, respectively, compared to the same periods in 2024. The increase for the three months ended September 30, 2025, was primarily due to an increase of $19 million from higher volume. The increase for the nine months ended September 30, 2025, was primarily due to increases of $98 million from higher volume and $42 million from price/mix, mainly from higher aluminum prices.

Comparable operating earnings for the three and nine months ended September 30, 2025, were $2 million and $30 million higher, respectively, compared to the same periods in 2024. The increase for the three months ended September 30, 2025, was primarily due to increases of $8 million from higher volume and $8 million from price/mix, partially offset by a decrease of $12 million from higher costs. The increase for the nine months ended September 30, 2025, was primarily due to increases of $35 million from higher volume and $26 million from price/mix, partially offset by a decrease of $26 million from higher costs.

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

	Nine Months Ended September 30,
($ in millions)	2025	2024

Cash flows provided by (used in) operating activities	$51	$(385)
Cash flows provided by (used in) investing activities	(574)	5,181
Cash flows provided by (used in) financing activities	140	(3,998)

Cash flows from the historical aerospace reportable segment are presented within each cash flow statement category in the consolidated statement of cash flows for the nine months ended September 30, 2024. Depreciation and amortization, capital expenditures and significant operating and investing noncash items of the aerospace discontinued operation are presented in Note 4.

Cash flows provided by operating activities were $51 million in 2025, primarily driven by earnings from continuing operations of $715 million and a reconciling adjustment to operating cash flows of $463 million for depreciation and amortization, partially offset by working capital outflows of $909 million. On February 16, 2024, the company completed the sale of the aerospace business. We currently estimate a total cash tax of $840 million for the sale of the aerospace business, of which $766 million was paid in 2024 and $60 million was paid through the third quarter of 2025. The remaining amount is expected to be paid in 2025. See Note 4 for further details. In a dynamic economic environment, payment terms with our customers and vendors become a more important element of total mix of information used to negotiate our contract terms. At September 30, 2025, a change of one day in days sales outstanding will impact cash flows provided by (used in) operating activities by $38 million, a change of one day in days payable outstanding will impact cash flows provided by (used in) operating activities by $30 million and a change of one day in days inventory on hand will impact cash flows provided by (used in) operating activities by $30 million.

Cash flows used in investing activities were $574 million in 2025, primarily driven by capital expenditures of $304 million, $160 million of cash consideration used for the acquisition of Florida Can Manufacturing and $89 million of derivative settlements. See Note 4 for further details on the acquisition.

Cash flows provided by financing activities were $140 million in 2025, primarily driven by a net inflow from long-term and short-term borrowings of $1.43 billion, primarily driven by the issuance of $750 million of 5.50% senior notes due in 2033 and €850 million of 4.25% senior notes due in 2032, partially offset by repurchases of common stock of $1.11 billion and dividends of $166 million. See Note 15 for further details on the company’s borrowings and additional amounts available.

We have entered into several regional accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.79 billion and $1.60 billion at September 30, 2025, and December 31, 2024, respectively. A total of $580 million and $428 million were available for sale under these programs as of September 30, 2025, and December 31, 2024, respectively. The company has recorded expense related to its factoring programs of $9 million and $12 million for the three months ended September 30, 2025 and 2024, respectively, and $28 million and $35 million for the nine months ended September 30, 2025 and 2024, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's regional supplier finance programs was $276 million and $423 million at September 30, 2025, and December 31, 2024, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

Contributions to the company’s defined benefit pension plans were $36 million in the first nine months of 2025 compared to $24 million in the same period of 2024, and such contributions are expected to be approximately $43 million for the full year of 2025. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

The company expects that 2025 capital expenditures for property, plant and equipment will likely be in the range of $465 million. Approximately $375 million of capital expenditures for property, plant and equipment were contractually committed as of September 30, 2025, and the company intends to return approximately $220 million to shareholders in the form of dividends for the full year 2025, inclusive of the cash dividend of 20 cents per share, payable December 15, 2025, to shareholders of record as of December 1, 2025.

As of September 30, 2025, approximately $556 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases totaled $1.11 billion during the nine months ended September 30, 2025, compared to $1.06 billion of repurchases during the same period of 2024. The repurchases were completed using cash on hand, cash provided by operating activities and available borrowings. The company plans to continue capital return to shareholders via an estimated $1.3 billion in share repurchases in 2025.

In the second quarter of 2025, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $250 million of its common shares using cash on hand and available borrowings. In the third quarter of 2025, Ball settled the agreement and received a total of 4.44 million shares with the average price per share paid of $56.30.

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations. At September 30, 2025, $3.14 billion remains available to be repurchased.

Debt Facilities and Other Activities

Given our cash flow projections and unused credit facilities that are available until June 2027, our liquidity is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt of $7.26 billion and $5.69 billion was outstanding at September 30, 2025, and December 31, 2024, respectively.

In August 2025, Ball issued $750 million of 5.50% senior notes due in 2033 and repaid the outstanding U.S. dollar revolving credit facility due in 2027 in the amount of $600 million, as well as the outstanding multi-currency revolving credit facility due in 2027 of $100 million.

In July 2025, Ball repaid at maturity the outstanding 5.25% senior notes due in the amount of $189 million.

In May 2025, Ball issued €850 million of 4.25% senior notes due in 2032 and repaid a portion of the U.S. dollar revolving credit facility due in 2027 in the amount of $500 million, as well as the outstanding multi-currency revolving credit facility due in 2027 of $200 million.

The company’s senior credit facilities include a $1.35 billion term loan and long-term, multi-currency revolving facilities that mature in June 2027, which provide the company with up to the U.S. dollar equivalent of $1.75 billion. At September 30, 2025, approximately $1.70 billion was available under the company’s long-term, multi-currency committed revolving credit facilities. The company also had approximately $1.02 billion of short-term uncommitted credit facilities available at September 30, 2025, of which $86 million was outstanding and due on demand. At December 31, 2024, the company had $109 million of committed short-term loans outstanding, a $24 million short-term finance lease outstanding and $37 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with the leverage ratio requirement at September 30, 2025, and for all prior periods presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 4.5 times. As of September 30, 2025, the company could borrow an additional $2.39 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report. In 2024 and 2025, we entered into and designated net investment hedges against the net assets of our euro denominated operations. See Note 20 for further details.

Saudi Arabia

In August 2025, the company sold 41 percent of its share in Ball United Arab Can Manufacturing Company, which resulted in deconsolidation upon closing of the transaction. See Note 4 for further details.

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

The following summarized financial information relates to the obligor group as of September 30, 2025, and December 31, 2024. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

	Nine Months Ended	Year Ended
($ in millions)	September 30, 2025	December 31, 2024

Net sales	$5,526	$6,708
Gross profit (a)	670	807
Net earnings	379	3,824
Net earnings attributable to Ball Corporation	379	3,824
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $135 million for the nine months ended September 30, 2025, and $189 million for the year ended December 31, 2024.

	September 30,	December 31,
($ in millions)	2025	2024

Current assets	$2,317	$2,144
Noncurrent assets	13,711	14,698
Current liabilities	2,740	4,096
Noncurrent liabilities	10,091	8,415

Included in the amounts disclosed in the table above, at September 30, 2025, and December 31, 2024, the obligor group held receivables due from other subsidiary companies of $497 million and $440 million, respectively, long-term notes receivable due from other subsidiary companies of $9.15 billion and $10.03 billion, respectively, payables due to other subsidiary companies of $243 million and $1.79 billion, respectively, and long-term notes payable due to other subsidiary companies of $2.32 billion and $2.20 billion, respectively.

For the nine months ended September 30, 2025, and the year ended December 31, 2024, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $952 million and $1.23 billion, respectively, net credits from them of $49 million and $75 million, respectively, and net interest income from them of $239 million and $336 million, respectively. The obligor group received dividends from other subsidiary companies of $54 million during the year ended December 31, 2024.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended September 30, 2025, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 1A. Risk Factors

Except as described below, there were no changes required to be reported under Item 1A for the three months ended September 30, 2025.

We are vulnerable to fluctuations and disruptions in the supply and price of raw materials.

We purchase aluminum and other raw materials and packaging supplies, including dunnage, from several sources. While all such materials and supplies are available from independent suppliers, they are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and sometimes use derivative instruments to seek to manage our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities at reasonable prices. Economic, financial and operational factors, including strikes or labor shortages, as well as governmental action, could impact our suppliers, thereby causing supply shortages. Increases in raw material costs, including potential increases due to tariffs, sanctions, or other trade actions, could have a material adverse effect on our business, financial condition or results of operations. For example, U.S. Customs and Border Protection is currently challenging, and may continue to challenge, the tariff classification and applicable rate of duty of certain aluminum imports of ours. While we believe the challenge is without merit and intend to vigorously defend the matter, if we are unsuccessful we could owe additional tariffs that could be material and could impact our results of operations. The company is unable to develop a reasonable estimate at this time. Global supply chain disruptions can negatively impact our results. In the Americas, Europe and Asia, some contracts do not allow us to pass along increased raw material costs and we generally use derivative agreements to seek to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase. Due to the fixed-price contracts, increased prices could decrease our sales volume over time. The delayed timing in recovering the pass-through of increasing raw material costs may also impact our short-term profitability and certain costs due to price increases or supply chain inefficiencies may be unrecoverable, which would also impact our profitability.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the company’s repurchases of its common stock during the third quarter of 2025.

Purchases of Securities
	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 31, 2025	—	$—	—	$3,223,446,935
August 1 to August 31, 2025
Open market purchases	557,820	53.07	557,820	3,194,054,975
2025 ASR	814,024	(c)	814,024	3,194,054,975
September 1 to September 30, 2025	1,083,436	50.36	1,083,436	3,140,021,085
Total	2,455,280		2,455,280
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 29, 2025, the Board approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations.
(c)	In June 2025, the company entered into an accelerated share repurchase arrangement (“ASR”) to purchase up to $250 million of the company’s common stock. In August 2025, the purchase period for this ASR concluded. In total, 4.44 million net shares were delivered under this ASR in the second and third quarters at an average repurchase price of $56.30.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended September 30, 2025.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended September 30, 2025.

Item 6.     Exhibits

2.1

Stock Purchase Agreement, dated as of August 16, 2023, by and among Ball Corporation, BAE Systems, Inc., and, solely for the purposes set forth therein, BAE Systems plc. (filed by incorporation by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024) filed October 31, 2024.

3(i)	Articles of Incorporation of Ball Corporation as amended, (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025) filed August 5, 2025.

3(ii)	Bylaws of Ball Corporation as amended, (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025) filed August 5, 2025.

10.1

Eighteenth Supplemental Indenture dated August 14, 2025, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated August 14, 2025) filed August 14, 2025.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Condensed Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Daniel J. Rabbitt
Daniel J. Rabbitt
Senior Vice President and Interim Chief Financial Officer

Date:	November 4, 2025