Form 10-K
period 2025-12-31
BALL Corp
filed 2026-02-19
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $15.26 billion based upon the closing market price and common shares outstanding as of June 30, 2025.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 17, 2026
Common Stock, without par value	266,077,175 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy statement to be filed with the Commission within 120 days after December 31, 2025, to the extent indicated in Part III.

Ball Corporation

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2025

PART I.

Item 1. Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of aluminum packaging for the beverage, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our sustainable, aluminum packaging products are produced for a variety of end uses and are manufactured in facilities around the world. In 2025, our total consolidated net sales were $13.16 billion.

Our largest product line is aluminum beverage containers and we also produce extruded aluminum aerosol containers, recloseable aluminum bottles across multiple consumer categories and aluminum slugs.

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

Our Strategy

We exist to unlock the infinite potential of aluminum to advance a world free from waste. By leveraging our competitive advantages of bringing our scale to sustainability, the power of our partnerships and the unmatched talent of our people we will win alongside our customers. Our strategy comprises four pillars: executing every day, staying close to our customers, accelerating the substrate shift to aluminum and managing complexity to our advantage. Together, these pillars form a clear framework that enables us to outperform in dynamic markets, serve our customers and create long-term value for those who count on us. How we work is guided by our operating model called the Ball Business System and by our values of We Care. We Work. We Win.

We maintain a clear and disciplined financial strategy focused on executing an efficient operating model to deliver comparable diluted earnings per share growth in excess of 10 percent per annum over the long-term, maximize cash flow, increase Economic Value Added (EVA®) dollars and return value to shareholders.

The cash generated by our businesses is used primarily: (1) to finance the company’s operations, (2) to service the company’s debt, (3) to return value to our shareholders via stock buybacks and dividend payments, and (4) to fund organic or inorganic growth investments. From time to time, we have evaluated and expect to continue to evaluate possible transactions that we believe will benefit the company and our shareholders, which may include strategic acquisitions, divestitures of parts of our company or equity investments. At any time, we may be engaged in discussions or negotiations at various stages of development with respect to one or more possible transactions or may have entered into non-binding letters of intent. As part of any such initiatives, we may participate in processes being run by other companies or leading our own activities. The compensation of many of our employees is tied to the company’s performance through our EVA®-based and other incentive programs.

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

Our vision is to advance sustainability through aluminum packaging. This is exhibited through our commitment to achieve a science-based 55 percent reduction in our greenhouse gas (GHG) footprint by 2030 and net zero carbon emissions prior to 2050. To help reach this target our teams around the world focus on continuously driving operational and supply chain excellence. This drives process optimization, including products designed for optimum metal efficiency, real time monitoring to improve energy efficiency and reuse of water, as well as the reduction of waste and spoilage within our manufacturing plants.

Although, our commitment extends beyond our walls and includes purchasing aluminum from Aluminum Stewardship Initiative (ASI) certified suppliers, sourcing Cradle to Cradle Material Health certified inks and coatings, and reducing value chain emissions, all in order to facilitate the achievement of Ball and its customers’ sustainability targets.

Today’s consumers are increasingly choosing brands based on their sustainability credentials and packaging design regulations are increasing around the world. Aluminum cans are well positioned to meet both trends due to circularity credentials, such as favorable recycling rates and recycled content. In 2023 the global aluminum recycling rate was 75 percent and, as of 2024, Ball beverage cans contained 74 percent recycled content on average. Ball aluminum packaging unlocks the full potential of packaging to help our customers convey their purpose to consumers, while limiting regulatory exposure. We are committed to moving toward a truly circular economy, where materials can be, and actually are, used again and again.

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

The company’s focus towards sustainability has been recognized by external organizations. Ball earned a MSCI AAA ESG rating, received a Gold Medal in recognition of overall sustainability achievements through EcoVadis and has been listed on the North American Dow Jones Sustainability Index for 6 years in a row.

Human Capital and Employees

Ball Corporation’s people are its greatest asset and we are proud to outline the material aspects of our human capital program. At the end of 2025, the company and its subsidiaries employed approximately 16,000 employees, including approximately 5,000 employees in the U.S. Details of collective bargaining agreements are included within Item 1A, Risk Factors of this annual report.

Our Culture

Embracing our rich 146-year history, we are a company that respects each of our employees and are guided and motivated by our values of We Care. We Work. We Win. Purposefully at the center of the Ball Business System is our people and culture – the heartbeat of our organization. We are driving a culture where everyone has the opportunity to contribute to our shared success, realize their leadership potential and grow as individuals. Our nine Ball Global Networks provide employees with opportunities to celebrate each other’s differences, create safe and accommodating work environments and inspire one another. Our Ball spirit is also evident outside of our walls through the ways we support the communities where we live and work with employees donating more than 24,000 hours to charitable causes last year. We are committed to a safe and fulfilling work environment where our Ball team members demonstrate hard work and teamwork, with low egos and high collaboration. We lead with integrity and are inspired to make a difference for our customers, communities and company.

Belonging, Inclusion & Diversity

At Ball, fostering a workplace where employees are supported and able to contribute effectively is an important part of our business. Since 2015, we have maintained a focused approach to inclusion, recognizing the role that a broad range of perspectives can play in supporting innovation, collaboration, and business outcomes. In recent years, this focus has expanded to include Belonging, reflecting our efforts to support an environment where employees feel respected and engaged.

In 2025, we expanded the reach of the Global Inclusion Council establishing Regional Inclusion Committees to support local engagement and implementation of BI&D (“Belonging, Inclusion and Diversity”) initiatives across our global operations. Leaders across our business segments remain responsible for fostering inclusive workplace practices and maintaining a highly qualified workforce. We also conducted a Workplace Inclusion Scan across our global plants and facilities to assess accessibility and inclusivity. The results of this assessment are being used to help identify opportunities for improvement and to inform future actions related to workplace accessibility and employee experience.

Our approach to BI&D is integrated into our broader talent and business strategy. We prioritize fostering an inclusive culture, ensuring equitable access to opportunities, and supporting a workplace that reflects the diverse perspectives of the communities where we operate.

Talent

Attracting, developing and retaining top talent is essential to our success. Our talent management organization has dedicated acquisition and development functions, with standard hiring processes, assessments, and investment in development planning to align with our cultural values and strategic goals.

Embedded in our approach is the “Inspire, Connect, Achieve” leadership framework, which defines clear behaviors for people leaders to drive performance and cultural alignment. We continue to strengthen our succession planning through a disciplined, enterprise-wide approach that integrates targeted development experiences and formal development planning to build a robust pipeline of future leaders.

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

Employee Engagement

In 2025, Ball Corporation faced a year of transformation, with senior leadership changes and further adoption of the operating model and brand identity. Amid changes, the company prioritized keeping employees informed and engaged, underscoring its commitment to fostering trust and unity across the organization.

An employee engagement survey conducted in September 2025 demonstrated the resilience of Ball's workforce. With an impressive global response rate of 87 percent, the survey revealed strong alignment with the company’s vision and values. Employees expressed pride in being part of Ball and confidence in its future. Engagement levels remained robust, with scores exceeding or meeting industry norms in key areas, including overall engagement and inclusion and belonging.

Insights from the employee engagement survey are guiding Ball's efforts to develop action plans that address employee feedback and build on the company’s strengths. As Ball looks to 2026, the focus remains on driving higher engagement and advancing team effectiveness to sustain a culture of collaboration and innovation.

Total Rewards

Our global total rewards philosophy enables business performance by offering comprehensive total rewards that attract, retain and motivate our employees and promote their overall wellbeing. In addition, our competitive pay positioning strategy allows employees to share in business success and be rewarded through a variety of compensation opportunities reflective of their individual potential and contributions. Base pay is positioned in a competitive range of the applicable market median in each jurisdiction, differentiated based on skills, knowledge and experience, and designed to attract and retain the best talent. Beginning in 2025, we introduced a common enterprise-wide approach for enabling individual performance and delivering competitive incentive rewards, which are key to advancing our business and strengthening our One Ball winning culture. Our short-term incentive plan for salaried employees will reward individual performance as well as company performance, thereby encouraging a high-performing culture. Long-term incentives for our most senior employees aid retention and provide a longer-term focus on key business metrics. We also have programs which provide additional opportunity for, and retention of, our employees who show the highest potential to develop into future leaders.

Health, Safety and Wellbeing

The health, safety and wellbeing of all employees is a top priority at Ball. Our environmental, health and safety function and our operations executives partner to consistently reinforce policies and procedures that are designed to reduce workplace risks and ensure safe methods of plant production, including through regular training and reporting on injuries and lost-time incidents. 2025 marked another year of strong progress in Ball’s global safety performance. Through the active engagement of employees worldwide, we achieved a 19 percent reduction in our total recordable incident rate (“TRIR”), lowering it to 0.98 and surpassing our 2030 target.

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

Our Reportable Segments

On February 16, 2024, the company completed the divestiture of its aerospace business. The transaction represents a strategic shift; therefore, the company’s consolidated financial statements reflect the aerospace business’ financial results as discontinued operations for all periods presented. The aerospace business was historically presented as a reportable segment. Effective as of the first quarter of 2024, the company reports its financial performance in the three reportable segments outlined below: (1) beverage packaging, North and Central America; (2) beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA) and (3) beverage packaging, South America. Ball also has investments in the U.S., Guatemala, Panama, Vietnam and Saudi Arabia that are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Additional financial information related to each of our segments is included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 3 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K (annual report).

Beverage Packaging, North and Central America, Segment

Beverage packaging, North and Central America, is Ball’s largest segment, accounting for 48 percent of consolidated net sales in 2025. Aluminum beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Aluminum beverage containers and ends are produced at 17 manufacturing facilities in the U.S., one in Canada and two in Mexico. The beverage packaging, North and Central America, segment also includes interests in three investments that are accounted for using the equity method. In the first quarter of 2025, Ball acquired Florida Can Manufacturing, which consisted of one manufacturing facility in Winter Haven, Florida, see Note 4 for details.

According to publicly available information and company estimates, the North American aluminum beverage container industry represents approximately 139 billion units. Five companies manufacture substantially all of the aluminum beverage containers in the U.S., Canada and Mexico. Ball, the largest producer in the region, shipped approximately 50 billion aluminum beverage containers in North and Central America in 2025, which represented approximately 36 percent of the aggregate shipments in these countries. Historically, sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage containers produced by Ball in the U.S., Canada and Mexico are made of aluminum. In North and Central America, a diverse base of more than seven global suppliers provide almost all of our aluminum can and end sheet requirements.

Beverage containers are sold based on price, quality, service, innovation and sustainability in a highly competitive market, which is relatively capital intensive and characterized by facilities that run more or less continuously in order to operate profitably. In addition, the aluminum beverage container competes with other packaging materials which include meaningful industry positions by the glass bottle in the packaged beer industry and the polyethylene terephthalate (PET) bottle in the carbonated soft drink and water industries.

We limit our exposure to changes in the cost of aluminum as a result of the inclusion of provisions in most of our aluminum beverage container sales contracts to pass-through aluminum price changes, as well as through the use of derivative instruments.

Beverage Packaging, EMEA, Segment

The beverage packaging, EMEA, segment accounted for 30 percent of Ball’s consolidated net sales in 2025. Our EMEA region operations include 19 facilities throughout Europe and one facility each in Cairo, Egypt, and Manisa, Turkey. For the countries in which we currently operate, the aluminum beverage container market is approximately 97 billion containers, and we are the largest producer with an estimated 39 percent of shipments in this region. The markets served by our beverage packaging, EMEA, segment, including Egypt and Turkey, are highly regional in terms of sales growth rates and packaging mix. Four companies manufacture substantially all of the metal beverage containers in EMEA. Our EMEA beverage facilities, shipped 38 billion aluminum beverage containers in 2025.

Historically, sales volumes of metal beverage containers in EMEA tend to be highest during the period from May through August, with a smaller increase in demand leading up to the winter holiday season in the U.K. Much like in other parts of the world, the aluminum beverage container competes with other packaging materials used by the beer and soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is utilized in the carbonated soft drink, beer, juice and water industries. These trends are evolving, however, as customers, regulators and non-governmental organizations continue to press for more sustainable packaging.

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

Beverage Packaging, South America, Segment

The beverage packaging, South America, segment accounted for 16 percent of Ball’s consolidated net sales in 2025. Our operations consist of 12 facilities—9 in Brazil and one each in Argentina, Chile and Paraguay. For the countries where we operate, the South American aluminum beverage container market is approximately 43 billion containers, and we are the largest producer in this region with an estimated 46 percent of South American shipments in 2025. Four companies currently manufacture substantially all of the aluminum beverage containers in the regions served by our beverage packaging, South America, segment. The company’s South American beverage facilities shipped approximately 20 billion aluminum beverage containers in 2025.

Historically, sales volumes of beverage containers in South America tend to be highest during the period from September through December. In South America, two global suppliers provide virtually all our aluminum can and end sheet requirements with certain requirements also being imported from Asia. The aluminum beverage container competes with other packaging materials which include meaningful industry positions by the glass bottle in the packaged beer industry and the polyethylene terephthalate (PET) bottle in the carbonated soft drink and water industries.

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

Beverage Packaging, Other

Our aluminum beverage packaging operations in the beverage packaging, other, segment consist of three facilities – two in India and one in Myanmar. Our aluminum can and end sheet requirements are provided by several suppliers.

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

Personal & Home Care

Our personal & home care (PHC) operations manufacture and sell extruded aluminum aerosol containers, recloseable aluminum bottles across multiple consumer categories, and aluminum slugs, which represented less than 5 percent of Ball’s consolidated net sales in 2025. There are 9 manufacturing facilities that manufacture these products – six in Europe and one each in Canada, Brazil and Mexico. Included within the PHC facility count are facilities in Lummen, Belgium and Llinars del Vallés, Spain that the company acquired in late-October 2024 through the acquisition of the entire share capital of Alucan Entec, S.A. See Note 4 for further details regarding this acquisition. The PHC market in which we operate shipped approximately 6.8 billion units in 2025 and we are one of the major producers in this market with shipments of 1.5 billion aluminum PHC containers, representing approximately 21 percent of total shipments in the market. Our aluminum PHC requirements are provided by several suppliers.

Aluminum Cups

On March 21, 2025, Ball closed on a transaction for its aluminum cups business, which resulted in Ball deconsolidating the business. The financial results of the aluminum cups business are presented in Other in the tables below through the date of the transaction and the assets and liabilities of the business were presented as current assets held for sale and current liabilities held for sale on the consolidated balance sheet as of December 31, 2024. See Note 4 for further details.

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

Our future revenue and operating results will depend on our ability to effectively manage the anticipated growth of our business. We have experienced fluctuations in the growth in demand for our products and services in recent years and are rebalancing our operations, managing our headcount, and developing new and innovative product offerings to balance our supply positions with our customers’ requirements in each region. These circumstances have placed significant demands on our management as well as our financial and operational resources, and present several challenges, including:

●	rebalancing manufacturing capacity, maintaining quality and optimizing production;
●	identifying, attracting and retaining qualified personnel;
●	developing and retaining our global sales, marketing and administrative infrastructure and capabilities;
●	increasing our regulatory compliance capabilities, particularly in new lines of business;
●	addressing climate related risks and opportunities;
●	optimizing our expertise in a number of disciplines, including marketing, licensing, and merchandising; and
●	implementing appropriate operational, financial and IT systems and internal controls.

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

The loss of a key customer, or an adverse change in its requirements, could have a significant negative impact on our sales.

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

The company had $7.01 billion of debt at December 31, 2025. Such indebtedness could have significant consequences for our business and any investment in our securities, including:

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

We derived approximately 53 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2025. The sizeable scope of operations inside and outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

●	political and economic instability;
●	the continuation or escalation of global conflicts;
●	governments’ restrictive trade policies;
●	the imposition or rescission of duties, tariffs, taxes or government royalties;
●	exchange rate risks;
●	inflation of direct input costs;
●	virus and disease outbreaks and responses thereto; and
●	difficulties in enforcement of contractual obligations and intellectual property rights.

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

We are vulnerable to fluctuations and disruptions in the supply and price of raw materials, including increases in tariffs on imported goods.

We purchase aluminum and other raw materials and packaging supplies, including dunnage, from several sources. While all such materials and supplies are available from independent suppliers, they are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and sometimes use derivative instruments to seek to manage our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities at reasonable prices. Economic, financial, and operational factors, including strikes or labor shortages, as well as governmental action, could impact our suppliers, thereby causing supply shortages. Increases in raw material costs, including potential increases due to tariffs, sanctions, or other trade actions, could have a material adverse effect on our business, financial condition or results of operations. For example, in September 2025, we received notice from the U.S. Customs and Border Protection challenging the tariff classification and applicable rate of duty of certain aluminum imports asserting additional duties and tariffs are payable, as well our use of certain exemptions. We intend to vigorously defend the matter. While the outcome of this matter is uncertain at this time, the company believes it is reasonably possible any such additional tariffs, interest and penalties could be owed and impact our results of operations. The company is unable to develop a reasonable estimate of loss at this time. The company has not recorded a reserve. Global supply chain disruptions can negatively impact our results. In the Americas, Europe and Asia, some contracts do not allow us to pass along increased raw material costs and we generally use derivative agreements to seek to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase. Due to the fixed-price contracts, increased prices could decrease our sales volume over time. The delayed timing in recovering the pass-through of increasing raw material costs may also impact our short-term profitability and certain costs due to price increases or supply chain inefficiencies may be unrecoverable, which would also impact our profitability.

Net earnings and net assets could be materially affected by an impairment of goodwill.

We have a significant amount of goodwill recorded on our consolidated balance sheet as of December 31, 2025. We are required at least annually to test the recoverability of goodwill. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of our reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net assets.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is identified, management could conclude that internal control over financial reporting is not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control—An Integrated Framework (2013).” If a material weakness is identified, a remediation plan would be designed to address the material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. As of December 31, 2025, the company had no material weaknesses.

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

Investment Risks

Our investments in acquisitions, joint ventures and new developments may include risks that could have an adverse impact on our business.

We make investments in the growth of our business through the development of new facilities, the improvement of existing facilities, the acquisition of assets or securities of other businesses and through joint venture arrangements. The realization of the expected benefits of these investments is based in part on our ability to cost effectively execute our development plans and, in certain instances, to integrate these investments with our business operations. If we fail to execute our development plans in a cost effective or timely manner or fail to integrate the investments with our existing operations, our internal controls over financial reporting or our information systems, we may experience increases in costs of operations, loss of customers or suppliers, difficulties servicing our debt obligations and our financial performance may not meet shareholder expectations. In addition, our final estimates of the fair value of any assets or liabilities acquired with the investments may be materially different from our initial estimates and the company may not fully realize the anticipated benefits of the investments.

Our investments in joint ventures include investments in companies that we may not control. The performance of these investments may change as a result of decisions that are made by our joint venture partners who have control over these joint ventures. In addition, we may be obligated under the joint venture arrangement to assume certain costs, perform certain services or make additional capital investments. If we are unable to realize the benefits of our joint venture and other investments, our business, our operating results and the financial condition of our business could be materially adversely affected.

Governmental and regulatory risks

Changes in laws and governmental regulations may adversely affect our business and operations.

We and our customers and suppliers are subject to various federal, state, provincial and local laws and regulations, which have been increasing in number and complexity. Each of our, and their, facilities is subject to federal, state, provincial and local licensing and regulation by health, environmental, workplace safety and other agencies in multiple jurisdictions. Requirements and restrictions of worldwide governmental authorities with respect to manufacturing, manufacturing facility locations within the jurisdiction, product content and safety, climate change, workplace safety and health, environmental, expropriation of assets and other standards could adversely affect our ability to manufacture or sell our products, and the ability of our customers and suppliers to manufacture and sell their products. Federal, state and local regulations imposing taxes and restrictions on our customers products could adversely impact the purchasing levels by our customers. In addition, we face risks arising from compliance with and enforcement of numerous and complex federal, state, provincial and local laws and regulations.

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

Environmental, social and governance reporting requirements and other legislation and regulatory requirements exist and are also evolving. The compliance costs associated with current and proposed laws and potential regulations could be substantial, and any failure or alleged failure to comply with these laws or regulations could lead to litigation, governmental action or reputational damage, all of which could adversely affect our financial condition or results of operations.

Our business faces the potential of increased regulation on some of the raw materials utilized in our packaging operations.

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to some of the raw materials utilized in our container making process. Various U.S. states have passed or are contemplating legislation restricting, and the EU is reviewing a proposal to restrict, the use of materials that contain intentionally added per- and polyfluoroalkyl substances (PFAS), which may require the company to continue to incur costs to convert existing coatings to accommodate PFAS-free coatings. To mitigate these risks, the company is working with its suppliers to require them to remove PFAS-containing coatings from our products.

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

As of December 31, 2025, 20 percent of our North American employees and 33 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition, cash flows or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

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

The company employs a standards-based cybersecurity program aligned to the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), including ongoing assessment and continuous improvement to address the rapidly evolving threat landscape. Ball partners closely with a strong network of third-party security partners, including conducting annual assessments of the cyber risk management program against the NIST CSF.

Our information security team has established and implemented formal processes and policies to assess, identify, and manage risks arising from cybersecurity threats, including those associated with our internal operations and the use of third-party service providers. We continually refine our approach to address evolving cybersecurity regulations, identify potential and emerging security risks (including AI-driven phishing and supply chain attacks), and implement strategies to manage these risks. Ball has developed an incident response plan that includes a cyber incident materiality assessment with appropriate leadership governance. In addition, we have aligned our incident response plan with our enterprise risk and global crisis management processes.

In response to the ever-evolving cyber threat landscape, Ball utilizes external experts to support continuous improvement across our cyber program, processes and operations. Our collaboration with these third-parties includes regular audits, vulnerability scans, penetration tests, threat assessments, and consultation on cyber enhancements. In addition, we also augment and extend our cyber team using a select few trusted third-party partners that are integrated as members of our global operations. This provides us with expanded global security monitoring and cyber operations 24/7.

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

Ball faces risks from cybersecurity threats that could have a material adverse effect on the company, including its business strategy, results of operations, financial condition and reputation. Refer to Item 1A, Risk Factors – Technological Risks, for additional details on cybersecurity risks that could potentially materially affect the company, including its business strategy, results of operations, financial condition and reputation. To date, we have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business, operations, or financial condition.

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

Beverage packaging, North and Central America, locations:

●	Bowling Green, Kentucky
●	Conroe, Texas
●	Fairfield, California
●	Findlay, Ohio
●	Fort Atkinson, Wisconsin

●	Fort Worth, Texas
●	Glendale, Arizona
●	Golden, Colorado
●	Goodyear, Arizona
●	Kapolei, Hawaii
●	Monterrey, Mexico
●	Monticello, Indiana
●	Pittston, Pennsylvania
●	Queretaro, Mexico
●	Rome, Georgia
●	Saratoga Springs, New York
●	Tampa, Florida
●	Whitby, Ontario, Canada
●	Williamsburg, Virginia
●	Winter Haven, Florida

Beverage packaging, EMEA, locations:

●	Belgrade, Serbia
●	Bierne, France
●	Cabanillas del Campo, Spain
●	Cairo, Egypt
●	Ejpovice, Czech Republic
●	Fosie, Sweden
●	Fredericia, Denmark
●	Gelsenkirchen, Germany
●	Kettering, United Kingdom
●	La Selva, Spain
●	Lublin, Poland
●	Ludesch, Austria
●	Manisa, Turkey
●	Mantsala, Finland
●	Milton Keynes, United Kingdom
●	Mont, France
●	Nogara, Italy
●	Pilsen, Czech Republic
●	Wakefield, United Kingdom
●	Waterford, Ireland
●	Widnau, Switzerland

Beverage packaging, South America, locations:

●	Aguas Claras, Brazil
●	Asuncion, Paraguay
●	Brasilia, Brazil
●	Buenos Aires, Argentina
●	Extrema, Brazil
●	Frutal, Brazil
●	Jacarei, Sao Paulo, Brazil
●	Manaus, Brazil
●	Pouso Alegre, Brazil
●	Recife, Brazil
●	Santiago, Chile
●	Tres Rios, Rio de Janeiro, Brazil

Beverage packaging, Other, locations:

●	Mumbai, India
●	Sri City, India
●	Yangon, Myanmar

Personal & home care locations:

●	Beaurepaire, France
●	Bellegarde, France

●	Devizes, United Kingdom
●	Itupeva, Brazil
●	Llinars del Vallés, Spain
●	Lummen, Belgium
●	San Luis Potosí, Mexico
●	Sherbrooke, Quebec, Canada
●	Velim, Czech Republic

Item 3. Legal Proceedings

Details of the company’s legal proceedings are included in Note 22 to the consolidated financial statements within Item 8 of this annual report.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Ball Corporation common stock is listed for trading on the New York Stock Exchange under the ticker symbol BALL. There were 7,385 common shareholders of record on February 17, 2026.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the fourth quarter of 2025.

Purchases of Securities
	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2025	1,856,168	$48.95	1,856,168	$3,049,987,369
November 1 to November 30, 2025	2,314,651	48.40	2,314,651	2,939,112,414
December 1 to December 31, 2025	285,600	49.28	285,600	2,925,127,964
Total	4,456,419		4,456,419
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)

The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 29, 2025, the Board approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations.

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2025. The graph assumes $100 was invested on December 31, 2020, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 Investment on 12/31/2020)
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
BALL
S&P 500
DJ US Containers & Packaging

Total Return Analysis

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
BALL	$100.00	$104.13	$55.99	$63.91	$62.01	$60.52
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
DJ US Containers & Packaging	100.00	110.96	91.21	98.16	112.83	99.86

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

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed on February 20, 2025, for a comparison of our 2024 results of operations to the 2023 results. On February 16, 2024, the company completed the divestiture of its aerospace business. Effective as of the first quarter of 2024, the company reports its financial performance in three reportable segments: (1) beverage packaging, North and Central America; (2) beverage packaging, Europe, Middle East and Africa (beverage packaging, EMEA) and (3) beverage packaging, South America. See Note 1 for further information on the basis of presentation. As a result of the divestiture, prior periods disclosed herein reflect the aerospace business’ financial results as discontinued operations.

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2025	2024	2023

Net sales	$13,161	$11,795	$12,062
Net earnings attributable to Ball Corporation	912	4,008	707
Net earnings attributable to Ball Corporation as a % of net sales	7%	34%	6%

Sales in 2025 increased $1.37 billion compared to 2024 primarily due to increases of $713 million from higher volume, $579 million from price mix, primarily from higher aluminum prices, and $177 million from currency translation.

Net earnings attributable to Ball Corporation in 2025 decreased $3.10 billion compared to 2024 primarily due to decreases of $3.58 billion from discontinued operations, net of tax, $107 million from a higher provision for income taxes and $41 million from lower interest income in corporate undistributed expenses, net, partially offset by decreases in costs of $461 million from business consolidation and other activities, $82 million from lower incremental compensation costs related to the successful sale of the aerospace business in 2024 and $135 million from the results of the reportable segments discussed below.

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

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $10.58 billion in 2025 compared to $9.35 billion in 2024. These amounts represented 80 percent and 79 percent of consolidated net sales for the years ended 2025 and 2024, respectively. The increase year-over-year was primarily due to higher manufacturing costs, including higher raw materials costs of $1.09 billion, driven by higher aluminum prices and higher volume, and other items discussed in the reportable segments below.

Depreciation and Amortization

Depreciation and amortization expense was $622 million in 2025 compared to $611 million in 2024. These amounts represented 5 percent of consolidated net sales for the years ended 2025 and 2024.

Selling, General and Administrative

Selling, general and administrative (SG&A) was $566 million in 2025 compared to $647 million in 2024. These amounts represented 4 percent and 5 percent of consolidated net sales for the years ended 2025 and 2024, respectively. The decrease was primarily due to 2024 including $82 million of incremental cash bonuses and stock-based compensation cost from the successful sale of the aerospace business.

Business Consolidation and Other Activities

Business consolidation and other activities resulted in income of $41 million in 2025 compared to charges of $420 million in 2024. These amounts represented less than 1 percent and 4 percent of consolidated net sales for 2025 and 2024, respectively. The amounts in 2025 primarily include an $81 million gain related to the sale of the Saudi Arabian business and costs for previously announced facility closures and a loss related to the aluminum cups transaction. The 2024 amounts primarily relate to a $233 million noncash charge to adjust the carrying value of the aluminum cups business to its fair value less cost to sell and facility shutdown costs. Further details regarding business consolidation and other activities are provided in Note 6.

Interest Income

Interest income was $30 million in 2025 compared to $68 million in 2024. These amounts represented less than 1 percent of consolidated net sales for the years ended 2025 and 2024. The decrease in interest income was primarily due to the higher amount of cash on hand in 2024 from the sale of the aerospace business.

Interest Expense

Interest expense was $314 million in 2025 compared to $293 million in 2024. Interest expense as a percentage of average borrowings decreased by approximately 30 basis points from 4.8 percent in 2024 to 4.5 percent in 2025. The interest expense increase was primarily driven by an increase of $42 million from a higher amount of weighted average principal outstanding during the year, resulting mainly from the issuance of new notes, partially offset by a decrease of $21 million from lower weighted average interest rates on outstanding debt during the year.

Tax Provision

The company’s effective tax rate is affected by recurring items such as income earned in non-U.S. jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year.

The 2025 effective income tax rate was 21.3 percent compared to 24.9 percent for 2024. As compared with the statutory U.S. federal income tax rate of 21 percent, the 2025 effective income tax rate was reduced by 4.2 percent for the impact of tax holidays and by 2.0 percent for the sale of the Saudi Arabian business. This reduction was offset by an increase of 2.4 percent for non-U.S. tax rate differences, 2.0 percent for direct withholding taxes, net of credits, and 1.3 percent for state and local income taxes. While these items are expected to recur, the potential magnitude of each item is uncertain.

Further details of taxes on income are provided in Note 16 to the consolidated financial statements within Item 8 of this annual report.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the three reportable segments discussed below.

Beverage Packaging, North and Central America

	Years Ended December 31,
($ in millions)	2025	2024	2023

Net sales	$6,286	$5,619	$5,963
Comparable operating earnings	772	747	710
Comparable operating earnings as a % of segment net sales	12%	13%	12%

Ball acquired an aluminum beverage can manufacturing facility in Winter Haven, Florida, in the first quarter of 2025 as part of its acquisition of Florida Can Manufacturing and permanently ceased production at its aluminum beverage can manufacturing facility in Kent, Washington, in the first quarter of 2024. See Note 4 for further details on the acquisition.

Segment sales in 2025 were $667 million higher compared to 2024 primarily due to increases of $291 million from higher volume and $375 million from price/mix.

Comparable operating earnings in 2025 were $25 million higher compared to 2024 primarily due to an increase of $98 million from higher volumes, partially offset by decreases of $49 million from higher costs and $23 million from price/mix.

Beverage Packaging, EMEA

	Years Ended December 31,
($ in millions)	2025	2024	2023

Net sales	$3,983	$3,466	$3,395
Comparable operating earnings	495	416	354
Comparable operating earnings as a % of segment net sales	12%	12%	10%

Segment sales in 2025 were $517 million higher compared to 2024 primarily due to increases of $251 million from higher volume, $171 million from currency translation and $103 million from price/mix.

Comparable operating earnings in 2025 were $79 million higher compared to 2024 primarily due to increases of $75 million from higher volume and $42 million from price/mix, partially offset by $62 million higher costs.

Beverage Packaging, South America

	Years Ended December 31,
($ in millions)	2025	2024	2023

Net sales	$2,162	$1,951	$1,960
Comparable operating earnings	327	296	266
Comparable operating earnings as a % of segment net sales	15%	15%	14%

Segment sales in 2025 were $211 million higher compared to 2024 primarily due to increases of $136 million from higher volume and $73 million from price/mix.

Comparable operating earnings in 2025 were $31 million higher compared to 2024 primarily due to an increase of $52 million from higher volume and $39 million from price/mix, partially offset by a decrease of $60 million from higher costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding the company’s significant accounting policies, as well as recent accounting pronouncements, see Note 1 and Note 2 to the consolidated financial statements within Item 8 of this annual report.

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

	Years Ended December 31,
($ in millions)	2025	2024	2023

Cash flows provided by (used in) operating activities	$1,262	$115	$1,863
Cash flows provided by (used in) investing activities	(656)	5,003	(1,053)
Cash flows provided by (used in) financing activities	(344)	(4,790)	(662)

Cash flows from the historical aerospace reportable segment are presented within each cash flow statement category in the consolidated statements of cash flows. Depreciation and amortization, capital expenditures and significant operating and investing noncash items of the aerospace discontinued operation are presented in Note 4.

Cash flows provided by operating activities were $1.26 billion in 2025, primarily driven by earnings from continuing operations of $915 million, along with reconciling adjustments to operating cash flows of $478 million and working capital outflows of $131 million. We have estimated a total cash tax of $830 million for the sale of the aerospace business, of which $766 million was paid in 2024 and $168 million was paid in 2025. In January 2026, the company received a refund of $104 million related to these payments. See Note 4 for further details. In a dynamic economic environment, payment terms with our customers and vendors become a more important element of total mix of information used to negotiate our contract terms. At December 31, 2025, a change of one day in days sales outstanding will impact cash flows provided by (used in) operating activities by $37 million, a change of one day in days payable outstanding will impact cash flows provided by (used in) operating activities by $30 million and a change of one day in days inventory on hand will impact cash flows provided by (used in) operating activities by $30 million.

Cash flows used in investing activities were $656 million in 2025, primarily driven by capital expenditures of $474 million, $160 million of cash consideration used for the acquisition of Florida Can Manufacturing and $99 million of derivative settlements, partially offset by $32 million from dispositions.

Cash flows used in financing activities were $344 million in 2025, primarily driven by net borrowings of long-term and short-term borrowings of $1.23 billion, offset by repurchases of common stock of $1.32 billion and dividends of $220 million. See Note 15 for further details on the company’s borrowings and additional amounts available.

We have entered into several regional accounts receivable factoring programs with various financial institutions for certain of our accounts receivables. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.82 billion and $1.60 billion at December 31, 2025 and 2024, respectively. A total of $364 million and $428 million were available for sale under these programs as of December 31, 2025 and 2024, respectively. The company has recorded $38 million, $44 million and $93 million of expense related to its factoring programs in 2025, 2024 and 2023, respectively, and has presented these amounts in selling, general and administrative in its consolidated statements of earnings.

The company has several regional supplier finance programs with various financial institutions that act as the paying agent for certain payables of the company. The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs was $424 million and $423 million at December 31, 2025 and 2024, respectively. Our payment terms are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers decide to factor their receivables with the financial institutions; therefore, we do not believe that future changes in the availability of supplier finance programs will have a significant impact on our liquidity.

Contributions to the company’s defined benefit pension plans were $43 million and $32 million for the years ended 2025 and 2024, respectively. Contributions are expected to be approximately $29 million for the full year of 2026. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

As of December 31, 2025, approximately $1.00 billion of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases were $1.32 billion in 2025 and $1.71 billion in 2024. The repurchases were completed using cash on hand, cash provided by operating activities, proceeds from the sale of businesses and available borrowings. The company plans to continue capital return to shareholders via an estimated $600 million in share repurchases in 2026.

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to a total of $4.00 billion in shares of its common stock. This repurchase authorization replaced all previous authorizations. At December 31, 2025, $2.93 billion remains available to be repurchased.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2030, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total debt of $7.01 billion and $5.69 billion was outstanding at December 31, 2025 and 2024, respectively.

On November 25, 2025 Ball refinanced its existing senior credit facilities which were previously amended in 2022. The company’s senior credit facilities include a $1.50 billion term loan and long-term multi-currency revolving facilities that mature in November 2030, which provide the company with up to U.S. dollar equivalent of $2.00 billion. On November 17, 2025, Ball redeemed all of the outstanding principal of the $750 million of 6.875% senior notes due in March 2028. On December 15, 2025, Ball redeemed all of the outstanding principal of the $256 million of 4.875% senior notes due in March 2026.

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

At December 31, 2025, approximately $1.95 billion was available under the company’s long-term, multi-currency committed revolving credit facilities. The company also had approximately $998 million of short-term uncommitted credit facilities available at December 31, 2025, of which $19 million was outstanding and due on demand. At December 31, 2024, the company had $109 million of committed short-term loans outstanding and a $24 million short-term finance lease outstanding.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with the leverage ratio requirement at December 31, 2025, and for all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 4.5 times. As of December 31, 2025, the company could borrow an additional $2.66 billion, without violating its debt covenants, under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 8 of this annual report. In 2024 and 2025, we entered into and designated net investment hedges against the net assets of our euro denominated operations. See Note 21 for further details.

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

Other Liquidity Measures

The company expects that 2026 capital expenditures for property, plant and equipment will likely be in the range of $600 million and we intend to return approximately $210 million to shareholders in the form of dividends. We further intend to utilize our operating cash flows, when available, to repurchase Ball common stock or fund acquisitions that meet our rate of return criteria.

We have committed contracts to purchase raw materials and we align these purchase commitments with long-term sales contracts with our customers such that any commitment to purchase aluminum and other direct materials corresponds to a contractual sale. These sales contracts include pass-through provisions which generally result in proportional changes in both sales and costs of sales; however, there may be timing differences of when the costs are passed through.

The company’s growth and asset maintenance plans require capital expenditures over the coming years, which will be funded by operating cash flows and external borrowings. Approximately $320 million of capital expenditures were contractually committed as of December 31, 2025. Maturities for Ball’s long-term debt are disclosed in Note 15 to the consolidated financial statements within Item 8 of this annual report. Repayments of debt and other operational cash requirements will also be funded by operating cash flows and external borrowings.

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

The following summarized financial information relates to the obligor group as of and for the years ended December 31, 2025 and 2024. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

Year Ended
($ in millions)	December 31, 2025

Net sales	$6,372
Gross profit (a)	853
Net earnings	405
Net earnings attributable to Ball Corporation	405
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $164 million for the year ended December 31, 2025.

December 31,
($ in millions)	2025

Current assets	$2,222
Noncurrent assets	13,453
Current liabilities	3,399
Noncurrent liabilities	12,761

Included in the amounts disclosed in the tables above, at December 31, 2025, the obligor group held receivables due from other subsidiary companies of $503 million, long-term notes receivable due from other subsidiary companies of $9.93 billion, payables due to other subsidiary companies of $1.09 billion and long-term notes payable due to other subsidiary companies of $4.97 billion.

For the years ended December 31, 2025, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $736 million, net credits from them of $68 million, and net interest income from them of $250 million.

A description of the terms and conditions of the company’s debt guarantees is located in Note 23 to the consolidated financial statements within Item 8 of this annual report.

FORWARD-LOOKING STATEMENTS

This report and other public filings, earnings news releases, quarterly earnings conference calls and other written and oral communications made by Ball contain statements which are not historical facts and constitute “forward-looking” statements as that term is used in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are generally statements that express or imply an expectation or belief concerning future events or financial performance. Words such as “expects,” “anticipates,” “estimates,” “will,” “believe,” “continue,” “goal” and similar expressions typically identify forward looking statements. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. Ball undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance, and you should therefore not place undue reliance upon such statements. Rather, these statements involve estimates, assumptions uncertainties and known and unknown risks, many of which are outside our control, and such statements are therefore qualified in their entirety by reference to the factors listed below and the risks discussed in Item 1A, Risk Factors and elsewhere in this report. Additional important factors include among others: supply and demand constraints, fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; power and supply chain interruptions; customer and supplier consolidation; changes in major customer or supplier contracts or loss of a major customer or supplier; inability to pass-through increased costs; footprint adjustments and other manufacturing changes, including the opening and closing of facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; war, political instability, sanctions, and other uncertainties surrounding geopolitical events and governmental policies including relating to the situation in Russia and Ukraine and its impact on Ball’s operations in Europe, the Middle East and Africa regions; changes in foreign exchange or tax rates; tariffs, trade actions, or other governmental actions; unfavorable mandatory deposit or packaging laws; regulatory actions or issues including those related to tax, environmental regulation, social and governance reporting, competition, health and workplace safety, including governmental actions or public concerns affecting products filled in Ball’s containers, or chemicals or substances used in raw materials or in the manufacturing process; changes in climate and weather and related events such as drought, wildfires, storms, hurricanes, tornadoes and floods; the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; strikes; disease; pandemic; labor cost changes; technological developments and innovations; the ability to manage cyber threats; litigation; inflation; pension changes; changes in the rates of return on assets of Ball’s defined benefit retirement plans; reduced cash flow; interest rates affecting Ball’s debt; successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on Ball’s operating results and business generally.

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

Commodity Price Risk

Aluminum

We manage commodity price risk in connection with market price fluctuations of aluminum through two different methods. First, we enter into container sales contracts that include aluminum-based pricing terms that generally reflect the same price fluctuations under commercial purchase contracts for aluminum sheet. Second, we use certain derivative instruments, including option and forward contracts, as economic and cash flow hedges of commodity price risk where there are material differences between contracted sales and purchase pricing.

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

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2025, included pay-fixed interest rate swaps which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2025, assumed floating rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a 100-basis point increase in interest rates would result in an estimated $7 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

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

Considering the company’s derivative financial instruments outstanding at December 31, 2025, and the various currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar would result in an estimated $15 million after-tax reduction in net earnings over a one-year period. A hypothetical 10 percent adverse change in the U.S. dollar’s currency exchange rates would increase our forecasted average debt balance by approximately $164 million. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Net Investments in Foreign Operations Risk

The company is exposed to changes in foreign currencies impacting its net investments held in foreign subsidiaries. The company’s objective in managing exposure to net investments in foreign operations is to limit the foreign exchange translation risk associated with its net investments in non-U.S. Dollar foreign entities. The company uses fixed-for-fixed cross currency swaps and designated foreign currency denominated debt instruments to achieve this objective. As of December 31, 2025, the company had three fixed-for-fixed cross currency swaps outstanding, with notional amounts totaling €1.05 billion. A hypothetical 10 percent adverse change in the related foreign currency exchange rate would result in an estimated $67 million after-tax currency translation adjustment loss in other comprehensive earnings (loss).

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ball Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of earnings, of comprehensive earnings (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition from Certain Product Revenue

As described in Note 1 to the consolidated financial statements, the Company recognizes sales of packaging products when a customer obtains control of promised goods or services, which occurs either over time or at a point in time. Performance obligations for products with no alternative use are recognized over time when the Company has manufactured a unique item and has an enforceable right to payment. Generic products with an alternative use are recognized at a point in time. For all contracts, the transaction price is determined upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product or service purchased. The Company’s consolidated net sales were $13.16 billion for the year ended December 31, 2025, of which a majority relates to certain product revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition from certain product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition from certain product revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of certain product revenue at the transaction price once the Company satisfies a performance obligation. These procedures also included, among others (i) testing a sample of revenue transactions by obtaining and inspecting source documents, such as customer contracts, invoices, proof of shipment, and payment receipts, and where sales incentives are applicable, support for the nature of the incentive, amount, and agreement with the customer and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as customer contracts, invoices, proof of shipment, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 19, 2026

We have served as the Company’s auditor since at least 1962. We have not been able to determine the specific year we began serving as auditor of the Company.

Consolidated Statements of Earnings

Ball Corporation

	Years Ended December 31,
($ in millions, except per share amounts)	2025	2024	2023

Net sales	$13,161	$11,795	$12,062

Cost of sales (excluding depreciation and amortization)	(10,583)	(9,354)	(9,754)
Depreciation and amortization	(622)	(611)	(605)
Selling, general and administrative	(566)	(647)	(532)
Business consolidation and other activities	41	(420)	(133)
Interest income	30	68	36
Interest expense	(314)	(293)	(460)
Debt refinancing and other costs	(19)	(3)	—

Earnings before taxes	1,128	535	614
Tax (provision) benefit	(240)	(133)	(146)
Equity in results of affiliates, net of tax	27	28	20
Earnings from continuing operations	915	430	488
Discontinued operations, net of tax	—	3,584	223
Net earnings	915	4,014	711
Net earnings attributable to noncontrolling interests	3	6	4
Net earnings attributable to Ball Corporation	$912	$4,008	$707

Earnings per share:
Basic - continuing operations	$3.33	$1.39	$1.54
Basic - discontinued operations	-	11.73	0.71
Total basic earnings per share	$3.33	$13.12	$2.25

Diluted - continuing operations	$3.30	$1.37	$1.53
Diluted - discontinued operations	—	11.63	0.70
Total diluted earnings per share	$3.30	$13.00	$2.23

Weighted average shares outstanding: (000s)
Basic	274,263	305,459	314,775
Diluted	275,972	308,206	317,022

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings (Loss)

Ball Corporation

	Years Ended December 31,
($ in millions)	2025	2024	2023

Net earnings	$915	$4,014	$711

Other comprehensive earnings (loss):
Currency translation adjustment	134	(232)	55
Pension and other postretirement benefits	(19)	180	(414)
Derivatives designated as hedges	18	22	25
Total other comprehensive earnings (loss)	133	(30)	(334)
Tax (provision) benefit	1	(57)	97
Total other comprehensive earnings (loss), net of tax	134	(87)	(237)

Total comprehensive earnings	1,049	3,927	474
Comprehensive earnings attributable to noncontrolling interests	3	6	4
Comprehensive earnings attributable to Ball Corporation	$1,046	$3,921	$470

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation

	December 31,
($ in millions)	2025	2024

Assets
Current assets
Cash and cash equivalents	$1,212	$885
Receivables, net	2,606	2,166
Inventories, net	2,013	1,477
Other current assets	265	169
Current assets held for sale	17	144
Total current assets	6,113	4,841
Noncurrent assets
Property, plant and equipment, net	6,656	6,173
Goodwill	4,379	4,172
Intangible assets, net	982	1,080
Other assets	1,394	1,362
Total assets	$19,524	$17,628

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$21	$361
Accounts payable	4,452	3,418
Accrued employee costs	303	303
Other current liabilities	711	725
Current liabilities held for sale	—	40
Total current liabilities	5,487	4,847
Noncurrent liabilities
Long-term debt	6,991	5,312
Employee benefit obligations	499	577
Deferred taxes	655	594
Other liabilities	471	368
Total liabilities	14,103	11,698

Equity
Common stock (685,107,438 shares issued - 2025; 684,168,252 shares issued - 2024)	1,422	1,395
Retained earnings	12,219	11,527
Accumulated other comprehensive earnings (loss)	(869)	(1,003)
Treasury stock, at cost (419,733,252 shares - 2025; 394,790,362 shares - 2024)	(7,351)	(6,057)
Total Ball Corporation shareholders' equity	5,421	5,862
Noncontrolling interests	—	68
Total equity	5,421	5,930
Total liabilities and equity	$19,524	$17,628

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation

	Years Ended December 31,
($ in millions)	2025	2024	2023

Cash Flows from Operating Activities
Net earnings	$915	$4,014	$711
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	622	620	686
Business consolidation and other activities	(41)	420	133
Deferred tax provision (benefit)	60	143	(67)
Gain on Aerospace disposal	3	(4,634)	20
Pension contributions	(43)	(32)	(42)
Other, net	(123)	135	62
Working capital changes, excluding effects of acquisitions and dispositions:
Receivables	(317)	(325)	238
Inventories	(453)	(25)	626
Other current assets	48	(109)	(25)
Accounts payable	730	(91)	(510)
Accrued employee costs	(14)	47	93
Other current liabilities	(39)	(201)	(71)
Other, net	(86)	153	9
Cash provided by (used in) operating activities	1,262	115	1,863
Cash Flows from Investing Activities
Capital expenditures	(474)	(484)	(1,045)
Business acquisitions, net of cash acquired	(159)	(74)	—
Business dispositions, net of cash sold	32	5,422	—
Derivative settlements	(99)	138	12
Other, net	44	1	(20)
Cash provided by (used in) investing activities	(656)	5,003	(1,053)
Cash Flows from Financing Activities
Long-term borrowings	6,683	650	2,051
Repayments of long-term borrowings	(5,297)	(3,480)	(2,281)
Net change in short-term borrowings	(158)	(29)	(210)
Acquisitions of treasury stock	(1,321)	(1,712)	(3)
Common stock dividends	(220)	(244)	(252)
Other, net	(31)	25	33
Cash provided by (used in) financing activities	(344)	(4,790)	(662)

Effect of exchange rate changes on cash	28	(107)	4

Change in cash, cash equivalents and restricted cash	290	221	152
Cash, cash equivalents and restricted cash – beginning of year	931	710	558
Cash, cash equivalents and restricted cash – end of year (a)	$1,221	$931	$710

(a)	Includes $32 million of cash presented in current assets held for sale on the consolidated balance sheet as of December 31, 2024.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2022	682,144	1,260	(368,036)	(4,429)	7,309	(679)	66	3,527
Net earnings	—	—	—	—	707	—	4	711
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(237)	—	(237)
Common dividends, net of tax benefits	—	—	—	—	(252)	—	—	(252)
Treasury stock purchases	—	—	(60)	(3)	—	—	—	(3)
Treasury shares reissued	—	—	545	29	—	—	—	29
Shares issued and stock-based compensation, net of shares exchanged	1,097	52	—	—	—	—	—	52
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Other activity	—	—	—	13	(1)	—	—	12
Balance at December 31, 2023	683,241	1,312	(367,551)	(4,390)	7,763	(916)	68	3,837
Net earnings	—	—	—	—	4,008	—	6	4,014
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(87)	—	(87)
Common dividends	—	—	—	—	(244)	—	—	(244)
Treasury stock purchases	—	—	(27,261)	(1,728)	—	—	—	(1,728)
Treasury shares reissued	—	—	22	16	—	—	—	16
Shares issued and stock-based compensation, net of shares exchanged	927	83	—	—	—	—	—	83
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Other activity	—	—	—	45	—	—	—	45
Balance at December 31, 2024	684,168	1,395	(394,790)	(6,057)	11,527	(1,003)	68	5,930
Net earnings	—	—	—	—	912	—	3	915
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	134	—	134
Common dividends	—	—	—	—	(220)	—	—	(220)
Treasury stock purchases	—	—	(25,152)	(1,317)	—	—	—	(1,317)
Treasury shares reissued	—	—	209	11	—	—	—	11
Shares issued and stock-based compensation, net of shares exchanged	939	27	—	—	—	—	—	27
Business dispositions	—	—	—	—	—	—	(65)	(65)
Distributions from deferred compensation plans and other activity	—	—	—	12	—	—	(6)	6
Balance at December 31, 2025	685,107	$1,422	(419,733)	$(7,351)	$12,219	$(869)	$—	$5,421

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Ball, its consolidated subsidiaries, and variable interest entities in which the company is considered to be the primary beneficiary. Equity investments in which the company exercises significant influence but does not control are accounted for using the equity method of accounting. Investments in which the company neither exercises significant influence over the investee, nor control the investment, are accounted for using the measurement alternative for equity investments, and, as such, are measured at cost minus impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or a similar investment. Intercompany transactions are eliminated in consolidation.

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

Impairment of Long-Lived Assets

Ball reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset or asset group may not be recoverable based on the undiscounted future cash flows of the asset. The company reviews long-lived assets for impairment at the asset group level for which the lowest level of independent cash flows can be identified. If the carrying amount of asset group is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or with the assistance of external appraisals, as applicable.

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

Performance obligations for products with no alternative use are recognized over time when the company has manufactured a unique item and has an enforceable right to payment, inclusive of profit. Conversely, generic products with an alternative use are recognized at a point in time. Contracts may be short-term or long-term, with varying payment terms. Ball’s payment terms vary by the type and location of the customer and the products or services offered. Customers pay in accordance with negotiated terms, which are typically triggered upon ownership transfer. All payment terms are less than one year. For all contracts, the transaction price is determined upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of each product or service purchased.

Ball typically enters into master agreements with customers, which establish the terms and conditions for subsequent orders of goods. In the context of the revenue recognition standard, enforceable contracts are those that have an enforceable right to payment, which Ball typically has once a binding forecast or purchase order (or similar evidence) is in place and Ball produces under the contract. These enforceable contracts typically have a duration of less than one year. Contracts that have an original duration of less than one year are excluded from the requirement to disclose remaining performance obligations, based on the company’s election to use the practical expedient. The nature of the remaining performance obligations within these contracts, as well as the nature of the variability and how it will be resolved, are described in the section below.

Performance obligations are recognized both over time and at a point in time. The determination that sales should be recognized at a point in time most often results from the existence of an alternative use for the product. Cans and ends that are not customized for a customer prior to delivery are considered to have an alternative use, and sales are recognized at the point of control transfer. Determining when control transfer occurs may require management to make judgments that affect the timing of when sales are recognized. The revenue accounting standard provides five indicators that a customer has obtained control of an asset: 1) present right to payment; 2) transfer of legal title; 3) physical possession; 4) significant risks and rewards of ownership; and 5) customer acceptance. The company considers control to have transferred for these products upon shipment or delivery, depending on the legal terms of the contract, because the company has a present right to payment at that time, the customer has legal title to the asset, the company has transferred physical possession of the asset and/or the customer has significant risks and rewards of ownership of the asset. The company determines that control transfers to a customer as described above and provides a faithful depiction of the transfer of goods.

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

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, land and other types of equipment. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. Otherwise, the company uses its incremental borrowing rate based on the information available at lease commencement. The company’s finance and short-term leases are immaterial.

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

2. Accounting Pronouncements

Recently Adopted Accounting Standards

Income Tax Disclosures

In 2023, new guidance was issued by the FASB with the goal of providing financial statement users with more information in the income tax rate reconciliation table and regarding income taxes paid. Ball adopted all required disclosures effective 2025, on a prospective basis, in Note 16.

Ball Corporation

Notes to the Consolidated Financial Statements

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

Ball Corporation

Notes to the Consolidated Financial Statements

As presented in the tables below, Other consists of a non-reportable operating segment (beverage packaging, other) that manufactures and sells aluminum beverage containers in India and Myanmar; a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers and recloseable aluminum bottles across multiple consumer categories as well as aluminum slugs (personal & home care) throughout North America, South America, and Europe; undistributed corporate expenses; and intercompany eliminations and other business activities.

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

On March 21, 2025, Ball closed on a transaction for its aluminum cups business, which resulted in Ball deconsolidating the business. The financial results of the aluminum cups business are presented in Other in the tables below through the date of the transaction and the assets and liabilities of the business were presented as current assets held for sale and current liabilities held for sale on the consolidated balance sheet as of December 31, 2024. See Note 4 for further details on the Saudi Arabia and aluminum cups businesses.

The accounting policies of the segments are the same as those used in the consolidated financial statements, as discussed in Note 1. The company also has investments in operations in Guatemala, Panama, the U.S., Vietnam and Saudi Arabia that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Ron Lewis, Chief Executive Officer, is the company’s chief operating decision maker (CODM). For each reportable segment, the CODM uses segment comparable operating earnings to analyze profitability compared to internal forecasts and comparative prior periods. These analyses allow the CODM to have constructive dialogue with other company leaders on how to improve company performance.

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2025	2024	2023

Anheuser-Busch InBev and affiliates	15%	16%	15%
Coca-Cola Bottlers' Sales & Services Company LLC and affiliates	14%	13%	13%
Red Bull GmbH and affiliates	11%	9%	8%

Summary of Net Sales by Geographic Area (a)

($ in millions)	U.S.	Brazil	Other	Consolidated

2025	$6,163	$1,494	$5,504	$13,161
2024	5,478	1,418	4,899	11,795
2023	5,872	1,408	4,782	12,062
(a)	Revenue is attributed based on origin of sale and includes intercompany eliminations.

Ball Corporation

Notes to the Consolidated Financial Statements

Summary of Net Long-Lived Assets by Geographic Area (a)

($ in millions)	U.S.	Brazil	Other	Consolidated

As of December 31, 2025	$3,218	$1,149	$3,683	$8,050
As of December 31, 2024	3,215	1,113	3,207	7,535
(a)	Long-lived assets exclude goodwill and intangible assets.

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2025	2024	2023

Net sales
Beverage packaging, North and Central America	$6,286	$5,619	$5,963
Beverage packaging, EMEA	3,983	3,466	3,395
Beverage packaging, South America	2,162	1,951	1,960
Reportable segment sales	12,431	11,036	11,318
Other	730	759	744
Net sales	$13,161	$11,795	$12,062

Comparable segment operating earnings (a)
Beverage packaging, North and Central America	$772	$747	$710
Beverage packaging, EMEA	495	416	354
Beverage packaging, South America	327	296	266
Reportable segment comparable operating earnings	1,594	1,459	1,330
Reconciling items
Other (b)	(39)	(69)	12
Business consolidation and other activities	41	(420)	(133)
Amortization of acquired intangibles	(135)	(139)	(135)
Interest expense	(314)	(293)	(460)
Debt refinancing and other costs	(19)	(3)	—
Earnings before taxes	$1,128	$535	$614
(a)	The difference between reportable segment net sales and comparable operating earnings is comprised of other segment items. Other segment items includes cost of sales, depreciation and amortization, selling, general and administrative and interest income amounts. The CODM does not receive or use these amounts at the reportable segment level. However, the CODM is provided these amounts at a consolidated level to manage operations.
(b)	Includes undistributed corporate expenses, net, of $155 million, $175 million and $74 million for the years ended December 2025, 2024 and 2023, respectively. For the year ended December 2024, undistributed corporate expenses, net, includes $82 million of incremental compensation cost from the successful sale of the aerospace business. For the years ended December 31, 2025 and 2024, undistributed corporate expenses, net, includes $1 million and $42 million of corporate interest income, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
($ in millions)	2025	2024	2023

Depreciation and amortization (a)
Beverage packaging, North and Central America	$225	$214	$220
Beverage packaging, EMEA	202	187	178
Beverage packaging, South America	145	148	145
Reportable segment depreciation and amortization	572	549	543
Other	50	62	62
Depreciation and amortization	$622	$611	$605
(a)	Includes amortization of acquired Rexam intangibles.

The company does not disclose total assets by segment as it is not provided to the CODM.

4. Acquisitions and Dispositions

Acquisition of Benepack European Production Facilities

In January 2026, the company acquired an 80 percent capital share of Benepack’s European beverage can manufacturing business from ORG Technology Co. Ltd. (ORG), for total consideration of $218 million (or €184 million), subject to customary closing adjustments. Ball paid $95 million (or €80 million) in cash for our 80 percent equity interest, with the remainder of the consideration primarily being assumed debt. ORG will retain a 20 percent ownership interest in the business. The business includes two manufacturing facilities, one in Belgium and one in Hungary, and will be consolidated into Ball’s beverage packaging, EMEA, segment. The investment further optimizes the company’s European manufacturing network as the facilities are well positioned to serve the growing demand of customers for sustainable packaging in the region.

Saudi Arabia

On August 27, 2025, the company sold 41 percent of its 51 percent ownership in Ball United Arab Can Manufacturing Company for a total cash consideration of $71 million, of which $66 million was received upon closing. The remaining $5 million of cash was received in the fourth quarter. A gain of $81 million was recognized and is presented in business consolidation and other activities in the consolidated statement of earnings for the year ended December 31, 2025. As of December 31, 2024, the assets and liabilities of the business were presented as current assets and current liabilities held for sale. The transaction resulted in deconsolidation upon closing, with Ball retaining a 10 percent ownership interest, which is reported in other assets as an equity method investment on the consolidated balance sheet.

Aluminum Cups

In the fourth quarter of 2024, Ball’s Board of Directors provided approval for the company to form a strategic partnership for the aluminum cups business in early 2025. As a result, Ball recorded a noncash impairment charge of $233 million to adjust the carrying value of the disposal group of our aluminum cups business to its estimated fair value less cost to sell. This charge is included in business consolidation and other activities in the consolidated statement of earnings for the year ended December 31, 2024. The remaining assets and liabilities of the business are immaterial and consist primarily of working capital and were presented as current assets held for sale and current liabilities held for sale on the consolidated balance sheet at December 31, 2024.

On March 21, 2025, Ball and Ayna.AI LLC (Ayna) executed a Unit Purchase Agreement to form a strategic partnership in which Ball owns a 49 percent interest. Ball’s interest in the entity, Oasis Venture Holdings LLC (“Oasis”), is accounted for under the equity method of accounting. Ball recorded an additional loss of $8 million related to the

Ball Corporation

Notes to the Consolidated Financial Statements

transaction in business consolidation and other activities in the consolidated statement of earnings for the year ended December 31, 2025.

Acquisition of Florida Can Manufacturing

In February 2025, the company closed on the acquisition of Florida Can Manufacturing for cash consideration of $160 million. The business is comprised of an aluminum beverage can manufacturing facility located in Winter Haven, Florida and is part of Ball’s beverage packaging, North and Central America, segment. The transaction strengthens the segment’s supply network and enhances its ability to meet growing customer demand for sustainable beverage packaging solutions in the region.

Personal & Home Care Acquisition of Alucan Entec

In October 2024, the company acquired the entire share capital of Alucan Entec, S.A, an impact extruded aluminum packaging business with a manufacturing facility in Lummen, Belgium and Llinars del Vallés, Spain, for the purchase price of $88 million (or €82 million), subject to customary closing adjustments. Using the exchange rate on the date of close, the initial cash consideration of $80 million (or €75 million) was paid at close and is presented in business acquisitions, net of cash acquired, in the consolidated statement of cash flows for the year ended December 31, 2024, with an additional $8 million (or €7 million) to be paid over the next four years, less any potential obligations covered by the holdback arrangement. The business is part of Ball’s PHC segment. The transaction broadens the geographic reach and expands the product portfolio of Ball’s PHC business, serving the growing personal, home care and beverage bottle markets.

Aerospace

In the third quarter of 2023, Ball entered into a Stock Purchase Agreement (Agreement) with BAE Systems, Inc. (BAE) and, for the limited purposes set forth therein, BAE Systems plc, to sell all outstanding equity interests in Ball’s aerospace business. On February 16, 2024, the company completed the divestiture of the aerospace business for a purchase price of $5.6 billion, subject to working capital adjustments and other customary closing adjustments under the terms of the Agreement. In the third quarter of 2025, Ball finalized the customary closing adjustments with BAE, resulting in an immaterial adjustment. The divestiture resulted in a pre-tax gain of $4.61 billion, which is net of $20 million of costs to sell incurred and paid in 2023 related to the disposal. Cash proceeds received at close from the sale of $5.42 billion, net of the cash disposed, are presented in business dispositions, net of cash sold, in the consolidated statement of cash flows for the year ended December 31, 2024. Completion of the divestiture resulted in the removal of the aerospace business from the company’s obligor group as the business no longer guarantees the company’s senior notes and senior credit facilities.

The sale of the aerospace business represents a strategic shift that will have a major effect on Ball’s operations and financial results, including the removal of the aerospace reportable segment. Due to this shift, for all periods presented, the consolidated financial statements reflect the aerospace business’ financial results as discontinued operations in the consolidated statements of earnings. See Note 1 for further information on the basis of presentation.

Ball Corporation

Notes to the Consolidated Financial Statements

The following table presents components of discontinued operations, net of tax for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
($ in millions)	2025	2024	2023

Net sales	$—	$261	$1,967

Cost of sales (excluding depreciation and amortization)	—	(214)	(1,605)
Depreciation and amortization	—	(9)	(81)
Selling, general and administrative	—	(11)	(62)
Interest expense	—	—	1
Gain (loss) on disposition	(3)	4,634	(20)
Tax (provision) benefit	3	(1,077)	23
Discontinued operations, net of tax	$—	$3,584	$223

The 2024 and 2023 effective income tax rates on discontinued operations were 23.1 percent and negative 11.5 percent, respectively. As compared with the statutory U.S. federal income tax rate of 21 percent, the 2024 effective income tax rate was increased by 2.4 percent for the impact of state and local taxes. As compared with the statutory U.S. federal income tax rate of 21 percent, the 2023 effective income tax rate was reduced by 35.4 percent for federal tax credits, partially offset by 3.3 percent for the impact of state and local taxes.

The following table presents depreciation and amortization, capital expenditures and significant operating and investing noncash items from discontinued operations for the years ended December 31, 2025, 2024 and 2023 included within the consolidated statements of cash flows. Amounts include adjustments to reconcile net earnings to cash provided by (used in) operating activities:

	Year Ended December 31,
($ in millions)	2025	2024	2023

Provided by (used in)
Depreciation and amortization	$—	$9	$81
Loss (gain) on Aerospace disposal	3	(4,634)	20
Capital expenditures	—	(13)	(106)

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid for from discontinued operations is as follows:

	Year Ended December 31,
($ in millions)	2025	2024	2023

Supplemental cash flow information:
PP&E acquired but not yet paid	$—	$17	$23

Ball Corporation

Notes to the Consolidated Financial Statements

5. Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

($ in millions)	Point in Time	Over Time	Total

2025	$2,317	$10,844	$13,161
2024	2,454	9,341	11,795
2023	2,352	9,710	12,062

The company did not have any contract assets at December 31, 2025, 2024, or 2023. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2023	$114	3
Increase (decrease)	(64)	(1)
Balance at December 31, 2024	$50	$2
Increase (decrease)	24	—
Balance at December 31, 2025	$74	$2

During the year ended December 31, 2025, contract liabilities increased by $24 million, which is net of cash received of $91 million and amounts recognized as sales of $67 million, the majority of which related to current contract liabilities. The amount of sales recognized during the year ended December 31, 2025, that was included in the company’s opening contract liabilities balance was $50 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customer’s payments. Current contract liabilities are classified within other current liabilities on the consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

6. Business Consolidation and Other Activities

2025

During 2025, the company recorded income of $41 million, primarily composed of the $81 million gain on the sale of the Saudi Arabia business, and insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia, extruded aluminum slug manufacturing facility, partially offset by costs for previously announced facility closures and the loss related to the aluminum cups business transaction. See Note 4 for further details on the Saudia Arabia and aluminum cups transactions.

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

7. Supplemental Cash Flow Statement and Other Disclosures

	December 31,
($ in millions)	2025	2024

Beginning of period:
Cash and cash equivalents	$885	$695
Current restricted cash (included in other current assets)	8	15
Noncurrent restricted cash (included in other assets)	6	—
Cash reported in current assets held for sale	32	—
Total cash, cash equivalents and restricted cash	$931	$710

End of period:
Cash and cash equivalents	$1,212	$885
Current restricted cash (included in other current assets)	7	8
Noncurrent restricted cash (included in other assets)	2	6
Cash reported in current assets held for sale	—	32
Total cash, cash equivalents and restricted cash	$1,221	$931

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

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid, inclusive of amounts related to the historical aerospace business, is as follows:

	December 31,
($ in millions)	2025	2024

Beginning of period:
PP&E acquired but not yet paid	$96	$204

End of period:
PP&E acquired but not yet paid	$161	$96

Supplier Finance Programs

The company has several regional supplier finance programs, all of which have substantially similar characteristics, with various financial institutions that act as the paying agent for certain payables of the company. The company establishes

Ball Corporation

Notes to the Consolidated Financial Statements

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

A rollforward of the amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's programs follows:

	December 31,
($ in millions)	2025	2024

Obligations outstanding at the beginning of period	$423	$703
Invoices confirmed during the period	1,292	1,600
Confirmed invoices paid during the period	(1,303)	(1,851)
Foreign exchange impacts	12	$(29)
Obligations outstanding at the end of period	$424	$423

The amounts above are classified within accounts payable on the consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the consolidated statements of cash flows.

8. Receivables, Net

	December 31,
($ in millions)	2025	2024

Trade accounts receivable	$1,410	$1,258
Unbilled receivables	661	490
Less: Allowance for doubtful accounts	(14)	(12)
Net trade accounts receivable	2,057	1,736
Other receivables	549	430
	$2,606	$2,166

The company has entered into several regional accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.82 billion and $1.60 billion at December 31, 2025 and 2024, respectively. A total of $364 million and $428 million were available for sale under these programs as of December 31, 2025 and 2024, respectively. The company has recorded $38 million, $44 million and $93 million of expense related to its factoring programs in 2025, 2024 and 2023, respectively, and has presented these amounts in selling, general and administrative in its consolidated statements of earnings.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

Ball Corporation

Notes to the Consolidated Financial Statements

9. Inventories, Net

	December 31,
($ in millions)	2025	2024

Raw materials and supplies	$1,483	$1,089
Finished goods	619	470
Less: Inventory reserves	(89)	(82)
	$2,013	$1,477

10. Property, Plant and Equipment, Net

	December 31,
($ in millions)	2025	2024

Land	$225	$198
Buildings	1,935	1,794
Machinery and equipment	8,194	7,450
Construction-in-progress	932	836
	11,286	10,278
Accumulated depreciation	(4,630)	(4,105)
	$6,656	$6,173

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $474 million, $460 million and $454 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As discussed in Note 4, the assets of the aluminum cups and Saudi Arabian businesses were presented as current assets held for sale on the consolidated balance sheet at December 31, 2024. In 2024, Ball recorded a noncash impairment charge related to the long-lived assets of the aluminum cups business, of which $200 million related to property, plant and equipment. Additionally, $30 million of current assets held for sale relates to property, plant and equipment of the Saudi Arabian business at December 31, 2024.

11. Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Other	Total

Balance at December 31, 2023	$1,277	$1,378	$1,298	$297	$4,250
Additions	—	—	—	50	50
Effects of currency exchange	—	(89)	—	(35)	(124)
Other	—	—	2	(6)	(4)
Balance at December 31, 2024	$1,277	$1,289	$1,300	$306	$4,172
Additions	—	—	—	1	1
Effects of currency exchange	—	168	—	38	206
Balance at December 31, 2025	$1,277	$1,457	$1,300	$345	$4,379

Ball Corporation

Notes to the Consolidated Financial Statements

12. Intangible Assets, Net

	December 31,
($ in millions)	2025	2024

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.30 billion at December 31, 2025, and $1.11 billion at December 31, 2024)	$940	$1,031
Capitalized software (net of accumulated amortization of $181 million at December 31, 2025, and $168 million at December 31, 2024)	22	28
Other intangibles (net of accumulated amortization of $16 million at December 31, 2025, and $12 million at December 31, 2024)	20	21
	$982	$1,080

Total amortization expense of intangible assets was $148 million, $151 million and $151 million for the years ended December 31, 2025, 2024 and 2023, respectively. Based on intangible asset values and currency exchange rates as of December 31, 2025, total annual intangible asset amortization expense is expected to be $145 million, $141 million, $137 million, $135 million and $134 million for the years ending December 31, 2026 through 2030, respectively, and approximately $290 million combined for all years thereafter.

As discussed in Note 4, the assets of the Saudi Arabian business were presented as current assets held for sale on the consolidated balance sheet at December 31, 2024, of which $29 million, net of accumulated amortization of $25 million, relates to acquired customer relationships.

13. Other Assets

	December 31,
($ in millions)	2025	2024

Long-term pension assets	$37	$36
Right-of-use operating lease assets	355	334
Investments in affiliates	257	233
Long-term deferred tax assets	64	63
Other	681	696
	$1,394	$1,362

Investments in affiliates primarily includes the company’s 50 percent ownership interest in an entity in Guatemala, a 50 percent ownership interest in an entity in Panama, a 50 percent ownership interest in an entity in Vietnam, a 50 percent ownership interest in an entity in the U.S., a 33 percent ownership interest in an entity in the U.S., and a 10 percent ownership in an entity in Saudi Arabia.

In September and December 2025, Ball acquired $47 million and $52 million of equity-linked notes, respectively. These notes are linked to the stock market performance of ORG Technology Co. Ltd. (ORG) Class A shares, the equity investee of the issuer of the notes. The notes, accounted for using the fair value option, mature in September and December 2028 and are classified as Level 3 within the fair value hierarchy. The company elected the fair value option. As of December 31, 2025, the fair value of the equity-linked notes classified in other assets on the condensed consolidated balance sheet was $101 million. The related income for 2025 was insignificant. The notes have underlying credit risk as the company could lose a portion or all of the value of the notes if the issuer of the notes or ORG experience financial difficulties.

Ball Corporation

Notes to the Consolidated Financial Statements

See Note 14, Note 16 and Note 17 for further details related to the company’s long-term right-of-use operating lease assets, deferred tax assets and pension assets, respectively.

14. Leases

The components of lease expense were as follows:

	December 31,
($ in millions)	2025	2024

Operating lease expense	$(97)	$(98)
Financing lease expense	(2)	(4)
Variable lease expense	(14)	(11)
Sublease income	1	2
Net lease expense	$(112)	$(111)

Supplemental cash flow information related to leases was as follows:

	December 31,
($ in millions)	2025	2024

Cash paid for amounts included in the measurements of lease liabilities:
Operating cash outflows for operating leases	$(101)	$(97)
Financing cash outflows for finance leases	(3)	(3)

ROU assets obtained in exchange for:
Operating lease obligations	102	53
Finance lease obligations	2	24

Supplemental balance sheet information related to leases was as follows:

		December 31,
($ in millions)	Balance Sheet Location	2025	2024

Operating leases:
Operating lease ROU asset	Other assets	$355	$334
Current operating lease liabilities	Other current liabilities	78	79
Noncurrent operating lease liabilities	Other liabilities	283	265
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	7	31
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	26
Noncurrent finance lease liabilities	Long-term debt	6	5

Ball Corporation

Notes to the Consolidated Financial Statements

Weighted average remaining lease term and weighted average discount rate for the company’s leases were as follows:

	December 31,
	2025	2024

Weighted average remaining lease term in years:
Operating leases	7	7
Finance leases	5	1
Weighted average discount rate:
Operating leases	4.8%	4.4%
Finance leases	3.6%	4.8%

Maturities of lease liabilities are as follows:

($ in millions)	Operating Leases	Finance Leases

2026	$83	$2
2027	75	1
2028	60	1
2029	45	1
2030	38	1
Thereafter	110	2
Future value of lease liabilities	411	8
Less: Imputed interest	(50)	—
Present value of lease liabilities	$361	$8

Ball Corporation

Notes to the Consolidated Financial Statements

15. Debt and Interest Costs

Long-term debt outstanding and interest rates in effect, along with short-term debt outstanding, consisted of the following:

	December 31,
($ in millions)	2025	2024

Senior Notes
5.25% due July 2025	$—	$189
4.875% due March 2026	—	256
1.50%, euro denominated, due March 2027	646	569
6.875% due March 2028	—	750
6.00% due June 2029	1,000	1,000
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
4.25%, euro denominated, due July 2032	998	—
5.50% due September 2033	750	—
Senior Credit Facility (at variable rates)
U.S. dollar revolver due June 2030	—	—
Multi-currency revolver due June 2030	—	—
Term A loan due June 2027 (5.51% - 2025)	—	625
Term A loan due November 2030 (4.97% - 2025)	1,500	—
Finance lease obligations	8	7
Other (including debt issuance costs)	(59)	(43)
	6,993	5,503
Less: Current portion of long-term debt	(2)	(191)
Long-term debt	$6,991	$5,312

Short-term debt
Current portion of long-term debt	$2	$191
Short-term finance leases	—	24
Short-term committed loans	—	109
Short-term uncommitted credit facilities	19	37
Short-term debt and current portion of long-term debt	$21	$361

On November 25, 2025, Ball refinanced its existing senior credit facilities that were previously amended in 2022, which included redeeming the outstanding obligation of $625 million on its term loan due June 2027. The company’s senior credit facilities include a $1.50 billion term loan and long-term multi-currency revolving facilities that mature in November 2030, which provide the company with up to U.S. dollar equivalent of $2.00 billion. At December 31, 2025, $1.95 billion was available under these revolving credit facilities. The company had approximately $943 million of short-term uncommitted credit facilities available at December 31, 2025. The weighted average interest rate of the outstanding short-term committed loans and uncommitted credit facilities, the majority of which are outstanding in the beverage packaging, South America, segment, was 25.51 percent at December 31, 2025, and 18.30 percent at December 31, 2024.

On November 17, 2025, Ball redeemed all of the outstanding principal of its $750 million of 6.875% senior notes due in March 2028. On December 15, 2025, Ball redeemed all of the outstanding principal of its $256 million of 4.875% senior notes due in March 2026.

Ball Corporation

Notes to the Consolidated Financial Statements

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

The fair value of Ball’s long-term debt was estimated to be $6.89 billion and $5.19 billion at December 31, 2025 and 2024, respectively, compared to its carrying value of $6.99 billion and $5.50 billion in 2025 and 2024, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt, based on discounted cash flows.

Maturities of long-term debt obligations outstanding at December 31, 2025, are as follows:

($ in millions)

2026	$4
2027	649
2028	1
2029	1,000
2030	2,800
Thereafter	2,598
Total long-term debt obligations	7,052
Other (including debt issuance costs)	(59)
Less: Current portion of long-term debt	(2)
Long-term debt	$6,991

Letters of credit outstanding at December 31, 2025 and 2024, were $48 million and $25 million, respectively.

Interest expense and debt refinancing and other costs were $333 million, $296 million and $460 million, which included cash interest payments of $317 million, $336 million and $378 million, net of capitalized interest of $7 million, $13 million and $24 million and noncash financing fees of $19 million, $13 million and $17 million in 2025, 2024 and 2023, respectively.

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

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 4.5 times. Ball was in compliance with the leverage ratio requirement at December 31, 2025, and for all prior periods presented, and has met all debt payment obligations.

16. Taxes on Income

The amount of earnings before income taxes is:

	Years Ended December 31,
($ in millions)	2025	2024	2023

U.S.	$303	$(8)	$58
Non-U.S.	825	543	556
	$1,128	$535	$614

The provision (benefit) for income tax expense is:

	Years Ended December 31,
($ in millions)	2025	2024	2023

Current
U.S.	$37	$5	$(1)
State and local	9	(6)	4
Non-U.S.	134	184	169
Total current	180	183	172

Deferred
U.S.	29	6	(32)
State and local	11	(11)	5
Non-U.S.	20	(45)	1
Total deferred	60	(50)	(26)
Tax provision (benefit)	$240	$133	$146

Ball Corporation

Notes to the Consolidated Financial Statements

The following table is a reconciliation of the U.S. federal statutory rate of 21 percent to the company’s effective tax rate for the year ended December 31, 2025 in accordance with the guidance of the new income tax disclosures:

	Year Ended December 31,
	2025
($ in millions)	Amount	Percent

U.S. federal statutory tax rate	$237	21.0%
State and local income taxes, net of federal income tax effect (a)	14	1.3
Foreign tax effects:
Brazil:
Effect of currency exchange gains and losses	19	1.7
Tax holidays	(37)	(3.3)
Other	19	1.7
Mexico:
Effect of currency exchange gains and losses	(14)	(1.3)
Other	20	1.8
Netherlands:
Sale of the Saudi Arabian business	(23)	(2.0)
Other	7	0.6
Other foreign jurisdictions	8	0.7
Tax credits	(17)	(1.5)
Other adjustments	7	0.6
Total tax provision and effective tax rate	$240	21.3%
(a)	The states that contribute to the majority (greater than 50 percent of the tax effect in this category) include California, Pennsylvania, Maryland, Alabama, Tennessee, Texas and Colorado for 2025.

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following presented in accordance with the guidance prior to the adoption of the new income tax disclosures:

	Years Ended December 31,
($ in millions)	2024	2023

Statutory U.S. federal income tax	$112	$129
Increase (decrease) due to:
Non-U.S. tax rate differences including tax holidays	3	(38)
Non-U.S. tax law and rate changes	1	3
Currency exchange (gain) loss on revaluation of deferred tax balances	31	(13)
Global intangible low-taxed income (GILTI)	7	6
U.S. state and local taxes, net	(11)	7
U.S. taxes on non-U.S. earnings, net of tax deductions and credits	(1)	(38)
Uncertain tax positions, including interest	(2)	(4)
Change in valuation allowances	(3)	106
Equity compensation related impacts	(3)	(6)
Other, net	(1)	(6)
Provision (benefit) for taxes	$133	$146
Effective tax rate expressed as a percentage of pretax earnings	24.9%	23.8%

Ball Corporation

Notes to the Consolidated Financial Statements

The company generally intends to limit distributions from non-U.S. subsidiaries to earnings previously taxed in the U.S. The company has accrued approximately $79 million and $53 million for 2025 and 2024, respectively, for estimated non-U.S. withholding taxes on portions of the non-U.S. earnings that are not indefinitely reinvested. The company has not provided deferred taxes on any other outside basis differences in its investments in other non-U.S. subsidiaries as these other outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to any of these other outside basis differences is not practicable.

The following disclosure related to the undistributed earnings in non-U.S. subsidiaries is in accordance with guidance prior to the adoption of the new tax disclosures. As of December 31, 2024, the company has $2.64 billion of adjusted retained earnings in non-U.S. subsidiaries. Of these undistributed earnings, $933 million were previously subjected to U.S. federal income tax.

Several of Ball’s Brazilian subsidiaries benefit from various tax holidays with expiration dates ranging from 2026 to 2033. The company regularly applies for and has historically been granted, similar tax holidays upon expiration. These tax holidays reduced income tax by $37 million or $0.13 per share, $37 million or $0.12 per share and $71 million or $0.22 per share for 2025, 2024 and 2023, respectively. Benefits from tax holidays in Ball’s other subsidiaries were immaterial in 2025, 2024 and 2023.

The following table of income taxes paid, net of refunds received, for the year ended December 31, 2025, is in accordance with the guidance of the new income tax disclosures:

Year Ended December 31,
($ in millions)	2025

Income taxes paid, net of refunds
Federal	$189
State	(1)
Foreign
Brazil	21
Chile	35
Mexico	27
United Kingdom	22
All other foreign	81
Total	$374

The Federal amount paid in 2025 represents purchases of transferable tax credits.

The following disclosure was prepared in accordance with the guidance prior to the adoption of the new income tax disclosures. Income tax payments, net of refunds received and inclusive of payments related to the historical aerospace business, were $922 million and $179 million in 2024 and 2023, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2025	2024

Deferred tax assets:
Deferred compensation	$57	$68
Accrued employee benefits	57	62
Capitalized research and development	2	235
Net operating losses, tax credits and other tax attributes	363	345
Deferred interest	153	143
Operating lease liabilities	77	75
Other	162	152
Total deferred tax assets	871	1,080
Valuation allowance	(402)	(370)
Net deferred tax assets	469	710
Deferred tax liabilities:
Property, plant and equipment	(484)	(450)
Goodwill and other intangible assets	(378)	(406)
Deferred revenue	—	(190)
Operating lease right of use assets	(73)	(71)
Tax on undistributed foreign earnings	(79)	(53)
Other	(46)	(71)
Total deferred tax liabilities	(1,060)	(1,241)
Net deferred tax asset (liability)	$(591)	$(531)

The net deferred tax asset (liability) was included on the consolidated balance sheets as follows:

	December 31,
($ in millions)	2025	2024

Other assets	$64	$63
Deferred taxes	(655)	(594)
Net deferred tax asset (liability)	$(591)	$(531)

Ball Corporation

Notes to the Consolidated Financial Statements

At December 31, 2025, Ball has recorded deferred tax assets related to net operating and capital loss carryforwards of $279 million, deferred interest expense carryforwards of $153 million, and credit carryforwards for foreign taxes and various other business credits of $84 million. These attributes are spread across the regions in which the company operates, including Europe, North and Central America, Asia and South America. The majority of the attributes with expiration dates consists of $23 million of foreign tax credits which expire beginning 2027 through 2035. This has been assessed for realization as of December 31, 2025.

Ball’s 2025 effective tax rate was impacted by $5 million of the net change in the valuation allowance. The company’s overall valuation allowances increased by a net $32 million. The increase was primarily due to year-over-year currency exchange rate fluctuations in Europe and Brazil. These increases were partially offset by utilization of carryforward losses and nondeductible interest in U.K. entities.

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

A roll forward of the company’s unrecognized tax benefits, as included in other noncurrent liabilities, related to uncertain income tax positions at December 31 follows:

($ in millions)	2025	2024	2023

Balance at January 1	$26	$28	$32
Additions for tax positions of prior years	1	—	1
Reductions for settlements	—	—	(5)
Reductions due to lapse of statute of limitations	—	(2)	—
Effect of currency exchange rates	1	—	—
Balance at December 31	$28	$26	$28

At December 31, 2025, the amounts of unrecognized tax benefits that, if recognized, would reduce tax expense were $26 million, inclusive of interest, penalties and the indirect benefits of related items. The company and its subsidiaries file income tax returns in the U.S. federal, various state, local and non-U.S. jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2022. With a few exceptions, the company is no longer subject to examination by state and local tax authorities for years prior to 2022. The company’s significant non-U.S. filings are in Argentina, Austria, Brazil, Canada, Chile, the Czech Republic, Egypt, France, Germany, Italy, Mexico, the Netherlands, Paraguay, Poland, Serbia, Spain, Sweden, Switzerland, Turkey and the U.K. The company’s non-U.S. statutes of limitations are generally open for years after 2020. At December 31, 2025, the company is either under examination or has been notified of a pending examination by tax authorities in Argentina, Brazil, Chile, the Czech Republic, Egypt, France, Germany, India, Paraguay, Spain, the U.K., the U.S. and various U.S. states.

Ball Corporation

Notes to the Consolidated Financial Statements

17. Employee Benefit Obligations

	December 31,
($ in millions)	2025	2024

Underfunded defined benefit pension liabilities	$191	$263
Less: Current portion	(19)	(20)
Long-term defined benefit pension liabilities	172	243
Long-term retiree medical liabilities	77	79
Deferred compensation plans	178	206
Other	72	49
	$499	$577

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

Defined Benefit Pension Plans

Amounts recognized on the consolidated balance sheets for the funded status of the company’s defined benefit pension plans consisted of:

	Year Ended December 31,
	2025			2024
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Long-term pension asset	$6	$31	$37	$—	$36	$36
Defined benefit pension liabilities (a)	(43)	(148)	(191)	(102)	(161)	(263)
Funded status	$(37)	$(117)	$(154)	$(102)	$(125)	$(227)
(a)	Included is an unfunded, non-qualified U.S. plan obligation of $16 million at December 31, 2025, that has been annuitized with a corresponding asset of $15 million. At December 31, 2024, the unfunded, non-qualified U.S. plan obligation of $17 million was annuitized with a corresponding asset of $16 million.

Ball Corporation

Notes to the Consolidated Financial Statements

An analysis of the change in benefit accounts for 2025 and 2024 follows:

	December 31,
	2025			2024
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Change in projected benefit obligation:
Benefit obligation at prior year end	$1,153	$1,885	$3,038	$1,246	$2,191	$3,437
Service cost	14	—	14	15	3	18
Interest cost	57	91	148	60	82	142
Benefits paid	(116)	(137)	(253)	(118)	(121)	(239)
Net actuarial (gains) losses	19	(41)	(22)	(50)	(226)	(276)
Settlements and other	—	—	—	—	—	—
Other	(4)	—	(4)	—	(1)	(1)
Effect of exchange rates	—	122	122	—	(43)	(43)
Benefit obligation at year end	1,123	1,920	3,043	1,153	1,885	3,038
Change in plan assets:
Fair value of assets at prior year end	1,051	1,760	2,811	1,106	2,049	3,155
Actual return on plan assets	124	44	168	52	(158)	(106)
Employer contributions	27	16	43	11	21	32
Benefits paid	(116)	(137)	(253)	(118)	(121)	(239)
Settlements and other	—	—	—	—	—	—
Other	—	—	—	—	1	1
Effect of exchange rates	—	120	120	—	(32)	(32)
Fair value of assets at end of year	1,086	1,803	2,889	1,051	1,760	2,811
Funded status	$(37)	$(117)	$(154)	$(102)	$(125)	$(227)

Amounts, inclusive of amounts related to the historical aerospace business, recognized in accumulated other comprehensive earnings (loss), including other postemployment benefits, consisted of:

	December 31,
	2025			2024
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Net actuarial (loss) gain	$(92)	$(440)	$(532)	$(118)	$(417)	$(535)
Net prior service (cost) credit	11	(40)	(29)	12	(38)	(26)
Tax effect and currency exchange rates	25	101	126	34	125	159
	$(56)	$(379)	$(435)	$(72)	$(330)	$(402)

Net actuarial losses at December 31, 2025 and 2024, primarily relate to the 2023 U.K. defined benefit pension plan buy-in and a decrease in global discount rates.

Ball Corporation

Notes to the Consolidated Financial Statements

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,113 million and $1,143 million at December 31, 2025 and 2024, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $1,919 million and $1,882 million at December 31, 2025 and 2024, respectively. Following is the information for defined benefit plans with a projected benefit obligation, or an accumulated benefit obligation, in excess of plan assets:

	December 31,
	2025			2024
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Projected benefit obligation	$215	$148	$363	$1,153	$175	$1,328
Accumulated benefit obligation	215	147	362	1,143	172	1,315
Fair value of plan assets (a)	171	—	171	1,051	15	1,066
(a)	The German, Swedish and certain U.S. plans are unfunded and, therefore, there is no fair value of plan assets associated with these plans.

Components of net periodic benefit cost were as follows:

	Years Ended December 31,
	2025			2024			2023
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$14	$—	$14	$15	$3	$18	$16	$5	$21
Interest cost	57	91	148	60	82	142	63	86	149
Expected return on plan assets	(79)	(88)	(167)	(88)	(80)	(168)	(87)	(101)	(188)
Amortization of prior service cost	—	2	2	1	2	3	1	2	3
Recognized net actuarial loss	4	17	21	4	15	19	3	1	4
Settlement losses and other charges	—	—	—	—	—	—	4	—	4
Total net periodic benefit cost	$(4)	$22	$18	$(8)	$22	$14	$—	$(7)	$(7)

Non-service pension expense of $4 million in 2025, income of $4 million in 2024 and income of $32 million in 2023, is included in SG&A in the consolidated statements of earnings.

Contributions to the company’s defined benefit pension plans are expected to be approximately $29 million in 2026. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to the plans are expected to be approximately $235 million, $233 million, $230 million, $227 million and $224 million for the years ending December 31, 2026 through 2030, respectively, and approximately $1.06 billion in total for the years ending December 31, 2031 through 2035.

Weighted average assumptions used to determine benefit obligations for the company’s significant U.S. plans at December 31 were as follows:

	U.S.
	2025	2024	2023
Discount rate	5.26%	5.59%	5.14%
Rate of compensation increase	4.37%	4.37%	4.37%

Ball Corporation

Notes to the Consolidated Financial Statements

Weighted average assumptions used to determine benefit obligations for the company’s significant European plans at December 31 were as follows:

	U.K.			Germany
	2025	2024	2023	2025	2024	2023
Discount rate	5.00%	4.95%	3.95%	3.82%	3.32%	3.14%
Rate of compensation increase	N/A	N/A	3.50%	2.75%	2.75%	2.69%
Pension increase	3.19%	3.43%	3.34%	2.00%	2.20%	2.18%

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant U.S. plans for the years ended December 31 were as follows:

	U.S.
	2025	2024	2023
Discount rate	5.59%	5.14%	5.48%
Rate of compensation increase	4.37%	4.37%	4.37%
Expected long-term rate of return on assets	6.90%	7.31%	7.04%

Weighted average assumptions used to determine net periodic benefit cost for the company’s significant European plans for the years ended December 31 were as follows:

	U.K.			Germany
	2025	2024	2023	2025	2024	2023
Discount rate	4.95%	3.95%	5.01%	3.32%	3.16%	3.70%
Rate of compensation increase	N/A	3.50%	3.50%	2.15%	2.70%	2.69%
Pension increase	3.43%	3.34%	3.43%	2.20%	2.20%	1.80%
Expected long-term rate of return on assets	4.95%	3.95%	5.11%	N/A	N/A	N/A

The discount and compensation increase rates used above to determine the December 31, 2025, benefit obligations will be used to determine net periodic benefit cost for 2026. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $7 million increase in 2026 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an approximate $8 million increase to pension expense in 2026.

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

Actual results may differ from the company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. In 2025, the company recorded net periodic benefit cost of $18 million for Ball-sponsored plans, and the company currently expects its 2026 net periodic benefit cost to be $12 million, using currency exchange rates in effect at December 31, 2025.

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

Ball Corporation

Notes to the Consolidated Financial Statements

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market-related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market-related value of plan assets used to calculate the expected return on plan assets was $2,946 million for 2025, $2,946 million for 2024 and $3,297 million for 2023.

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

Target asset allocations are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Following are the target asset allocations established as of December 31, 2025:

	U.S.	U.K.

Cash and cash equivalents	—%	0-10%
Equity securities	20-40%	0-10%
Fixed income securities	40-70%	—%
Insurance contract	—%	90-100%
Alternative investments	0-25%	—%

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2025	2024
Cash and cash equivalents	1%	1%
Equity securities	13%	15%
Fixed income securities	26%	24%
Insurance contract	59%	59%
Alternative investments	1%	1%
	100%	100%

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of pension assets and liabilities and their placement within the fair value hierarchy levels. The fair value hierarchy levels assigned to the company’s defined benefit plan assets for the U.S. are summarized in the tables below:

	December 31, 2025
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$35	$35
U.S. government, agency and asset-backed securities:
Municipal bonds	—	8	8
Treasury bonds	168	—	168
Other	—	9	9
Non-U.S. government bonds	—	18	18
Corporate bonds and notes:
Basic materials	—	6	6
Communications	—	38	38
Consumer discretionary	—	11	11
Consumer staples	—	54	54
Energy	—	38	38
Financials	—	54	54
Industrials	—	21	21
Information technology	—	22	22
Private placement	—	1	1
Healthcare		13	13
Utilities	—	62	62
Total level 1 and level 2	$168	$390	558
Other investments measured at net asset value (a)			528
Total assets			$1,086
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31, 2024
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$38	$38
U.S. government, agency and asset-backed securities:
Municipal bonds	—	8	8
Treasury bonds	138	—	138
Other	—	9	9
Non-U.S. government bonds	—	15	15
Corporate bonds and notes:
Basic materials	—	6	6
Communications	—	40	40
Consumer discretionary	—	19	19
Consumer staples	—	57	57
Energy	—	41	41
Financials	—	50	50
Industrials	—	32	32
Information technology	—	6	6
Private placement	—	1	1
Utilities	—	58	58
Total level 1 and level 2	$138	$380	518
Other investments measured at net asset value (a)			533
Total assets			$1,051
(a)	Certain investments measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

	December 31,
($ in millions)	2025	2024

U.K. pension assets, at fair value:
Level 1: Equity and commingled funds	31	37
Level 3: Insurance annuity contract	1,718	1,656
Total assets	$1,749	$1,693

In November 2023, the Trustee Board of the U.K. defined benefit pension plan entered into an agreement with an insurance company for a bulk annuity purchase, or “buy-in”, for its U.K. defined benefit pension plan to reduce retirement plan risk, while delivering promised benefits to plan participants. This transaction allows the company to reduce volatility by removing investment, longevity, mortality, interest rate and inflation risk upon the transfer of substantially all of the pension plan assets to the insurer in exchange for the group annuity insurance contract. At this time the company retains both the fair value of the annuity contract within plan assets and the pension benefit obligations related to these participants. The fair value of the annuity buy-in contract was $1.72 billion and $1.66 billion as of December 31, 2025 and 2024, respectively, and is based on the calculated pension benefit obligations covered. The fair value of plan assets categorized as Level 3 during 2025 and 2024 are related to the purchase of the group annuity insurance contract. The plan was frozen on April 5, 2024, and future service accruals were replaced with enhanced defined contribution benefits for the impacted employees. The company anticipates the “buy-out” will occur within the second half of 2026, which will trigger a pension settlement that will result in all plan balances, including accumulated pension components within other comprehensive income, being charged to expense as a noncash settlement charge.

Ball Corporation

Notes to the Consolidated Financial Statements

Following is a rollforward of the fair value of plan assets from December 31, 2024 to December 31, 2025:

($ in millions)

Balance as of December 31, 2024	$1,656
Change in plan assets	(62)
Effect of exchange rates	124
Balance as of December 31, 2025	$1,718

Other Postretirement Benefits

The company sponsors postretirement health care and life insurance plans for certain U.S. and Canadian employees. Employees may also qualify for long-term disability, medical and life insurance continuation and other postemployment benefits upon termination of active employment prior to retirement. All of the Ball-sponsored postretirement health care and life insurance plans are unfunded with the exception of life insurance benefits, which are self-insured. The benefit obligation associated with these plans was $85 million and $88 million as of December 31, 2025 and 2024, respectively, including current portions of $9 million and $9 million for both years, respectively. Net periodic cost associated with these plans was zero, $5 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Weighted average assumptions used to determine benefit obligations for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2025	2024	2023	2025	2024	2023
Discount rate	5.12%	5.52%	5.10%	4.50%	4.50%	4.50%
Rate of compensation increase (a)	N/A	N/A	4.37%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

Weighted average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans at December 31 were as follows:

	U.S.			Canada
	2025	2024	2023	2025	2024	2023
Discount rate	5.52%	5.10%	5.45%	4.50%	4.50%	5.00%
Rate of compensation increase (a)	N/A	4.37%	4.37%	N/A	N/A	N/A
(a)	The rate of compensation increase is not applicable for certain U.S. other postretirement benefit plans.

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

Ball Corporation

Notes to the Consolidated Financial Statements

18. Shareholders’ Equity

At December 31, 2025, the company had 1.1 billion shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

In the second quarter of 2025, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $250 million of its common shares using cash on hand and available borrowings. In the third quarter of 2025, Ball settled the agreement and received a total of 4.44 million shares with the average price per share paid of $56.30.

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to a total of $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations.

Under its ongoing share repurchase program, the company repurchased $1.32 billion, $1.71 billion and $3 million of its shares during the years ended December 31, 2025, 2024, and 2023, respectively.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)		Pension and Other Postretirement Benefits (Net of Tax)	(a)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2023	$(380)		$(537)		$1	$(916)
Other comprehensive earnings (loss) before reclassifications	(238)		30		76	(132)
Amounts reclassified into earnings	—		11		(60)	(49)
Aerospace disposal	—		94		—	94
Balance at December 31, 2024	$(618)		$(402)		$17	$(1,003)
Other comprehensive earnings (loss) before reclassifications	128		(27)		(72)	29
Amounts reclassified into earnings	6	(b)	13		86	105
Balance at December 31, 2025	$(484)		$(416)		$31	$(869)

(a) Includes amounts associated with the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan through the date of the aerospace business sale.

(b) Currency translation recorded in business consolidation and other activities from business disposal.

Ball Corporation

Notes to the Consolidated Financial Statements

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Years Ended December 31,
($ in millions)	2025	2024	2023

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(21)	$(3)	$43
Commodity contracts recorded in cost of sales	(8)	(4)	(70)
Currency exchange contracts recorded in selling, general and administrative	(89)	74	5
Interest rate contracts recorded in interest expense	5	11	8
Total before tax effect	(113)	78	(14)
Tax benefit (expense) on amounts reclassified into earnings	27	(18)	3
Recognized gain (loss), net of tax	$(86)	$60	$(11)

Amortization and disposal of pension and other postretirement benefits: (a)
Actuarial gains (losses)	$(17)	$(12)	$4
Prior service income (expense)	(1)	(2)	(2)
Aerospace disposal	—	(127)	—
Total before tax effect	(18)	(141)	2
Tax benefit (expense) on amounts reclassified into earnings	5	36	—
Recognized gain (loss), net of tax	$(13)	$(105)	$2
(a)	Includes amounts associated with the Salaried Employees of Ball Aerospace & Technologies Corp. Pension Plan

19. Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock on the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. All disclosures within this note, unless otherwise specified, include impacts from activities associated with grants to employees of the historical aerospace business through the date of the sale. A summary of outstanding stock option and SSAR activity for the year ended December 31, 2025, follows:

	Number of	Weighted Average
	Shares	Exercise Price
Beginning of year	8,912,604	$56.87
Granted	549,131	51.38
Exercised	(1,016,962)	35.73
Canceled/forfeited	(805,580)	59.43
Expired	(466,995)	69.02
End of period	7,172,198	58.37

Vested and exercisable, end of year	5,722,467	$58.24
Reserved for future grants	9,551,038

Ball Corporation

Notes to the Consolidated Financial Statements

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2025, was 4.4 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $35 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2025, was 3.5 years and the aggregate intrinsic value was $35 million. The company received $16 million, $23 million and $26 million from options and SSARs exercised during 2025, 2024 and 2023, respectively, and the intrinsic value associated with these exercises was $18 million, $22 million and $35 million for the same periods, respectively. The excess tax benefit associated with the company’s stock compensation programs was $2 million for 2025, and was reported as a discrete item in the consolidated tax provision. The total fair value of options and SSARs vested during 2025, 2024 and 2023 was $18 million, $19 million and $19 million, respectively.

Based on the Black-Scholes option pricing model, options granted in 2025, 2024 and 2023 have estimated weighted average fair values at the date of grant of $16.27 per share, $17.97 per share and $16.95 per share, respectively. The fair values were estimated using the following weighted average assumptions:

	2025 Grants	2024 Grants	2023 Grants

Expected dividend yield	1.56%	1.42%	1.41%
Expected stock price volatility	31.18%	31.51%	30.11%
Risk-free interest rate	4.25%	4.07%	3.52%
Expected life of options (in years)	5.80	5.84	5.80

In addition to stock options and SSARs, the company issues to certain employees restricted shares and restricted stock units, which generally vest over three years.

Following is a summary of restricted stock activity for the year ended December 31, 2025:

		Weighted
	Number of	Average
	Shares/Units	Grant Price

Beginning of year	1,120,086	$54.07
Granted	751,099	57.67
Vested	(481,577)	73.82
Canceled/forfeited	(279,679)	54.90
End of year	1,109,929	$47.54

For the years ended December 31, 2025, 2024 and 2023, the company recognized pretax expense of $28 million (all in continuing operations), $63 million ($56 million in continuing operations and $7 million in discontinued operations) and $33 million ($29 million in continuing operations and $4 million in discontinued operations), respectively, for all of its share-based compensation arrangements. The after-tax expense for these arrangements was $26 million, $56 million and $31 million in 2025, 2024 and 2023, respectively. At December 31, 2025, there was $33 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.0 years.

Ball Corporation

Notes to the Consolidated Financial Statements

20. Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2025	2024	2023

Earnings from continuing operations attributable to Ball Corporation, net of tax	$912	$424	$484
Discontinued operations, net of tax	—	3,584	223
Net earnings attributable to Ball Corporation	$912	$4,008	$707

Basic weighted average common shares	274,263	305,459	314,775
Effect of dilutive securities	1,709	2,747	2,247
Weighted average shares applicable to diluted earnings per share	275,972	308,206	317,022

Basic - continuing operations	$3.33	$1.39	$1.54
Basic - discontinued operations	—	11.73	0.71
Per basic share	$3.33	$13.12	$2.25

Diluted - continuing operations	$3.30	$1.37	$1.53
Diluted - discontinued operations	—	11.63	0.70
Per diluted share	$3.30	$13.00	$2.23

Certain outstanding options were excluded from the diluted earnings per share calculations because they were anti-dilutive. The excluded options totaled approximately 5 million for the year ended December 31, 2025, 5 million for the year ended December 31, 2024, and 4 million for the year ended December 31, 2023.

The company declared and paid dividends of $0.80 per share in 2025, 2024 and 2023.

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

Commodity Price Risk - The company manages commodity price risk in connection with market price fluctuations of aluminum through two different methods. First, the company enters into container sales contracts that include aluminum-based pricing terms which generally reflect the same price fluctuations under commercial purchase contracts for aluminum sheet. Second, the company uses certain derivative instruments, including option and forward contracts, as economic and cash flow hedges of commodity price risk where there are material differences between contracted sales and purchase pricing.

Ball Corporation

Notes to the Consolidated Financial Statements

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

Net Investments in Foreign Operations Risk – The company is exposed to changes in foreign currencies impacting its net investments held in foreign subsidiaries. The company’s objective in managing exposure to net investments in foreign operations is to limit the foreign exchange translation risk associated with its net investments in non-U.S. Dollar foreign entities. The company uses fixed-for-fixed cross currency swaps and debt to achieve this objective.

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	December 31, 2025
Commercial risk area	Commodity	Currency	Interest Rate	Net Investment

Notional amount of contracts	$1,776	$3,220	$600	€1,050
Net gain (loss) included in AOCI, after-tax	28	3	—	$(82)
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	28	3	—	—

Longest duration of forecasted hedge transactions in years	2	2	1	3

In May 2025, Ball issued €850 million of 4.25% senior notes due in 2032 and designated the principal as a net investment hedge. In December 2025, Ball designated its €550 million of 1.50% senior notes due in 2027 as a net investment hedge. During the year ended December 31, 2025, the company recorded a net loss of $32 million, after tax, in accumulated other comprehensive earnings (loss). The net loss included in accumulated other comprehensive earnings (loss) as of December 31, 2025, was $32 million, after tax, for these nonderivative financial instruments.

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

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2025 and 2024, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Ball Corporation

Notes to the Consolidated Financial Statements

		December 31, 2025
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$72	$—	$72
Currency contracts		—	14	14
Interest rate and other contracts		1	2	3
Total current derivative contracts	Other current assets	$73	$16	$89

Commodity contracts		$5	$—	$5
Currency contracts		—	—	—
Total noncurrent derivative contracts	Other noncurrent assets	$5	$—	$5

Liabilities:
Commodity contracts		$41	$1	$42
Currency contracts		35	17	52
Total current derivative contracts	Other current liabilities	$76	$18	$94

Interest rate and other contracts		1	—	1
Net investment hedge		98	—	98
Total noncurrent derivative contracts	Other noncurrent liabilities	$99	$—	$99

Ball Corporation

Notes to the Consolidated Financial Statements

		December 31, 2024
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$26	$—	$26
Currency contracts		—	36	36
Interest rate and other contracts		4	—	4
Total current derivative contracts	Other current assets	$30	$36	$66

Currency contracts		$51	$—	$51
Interest rate and other contracts		6	—	6
Net investment hedge		20	—	20
Total noncurrent derivative contracts	Other noncurrent assets	$77	$—	$77

Liabilities:
Commodity contracts		$7	$—	$7
Currency contracts		—	13	13
Total current derivative contracts	Other current liabilities	$7	$13	$20

Commodity contracts		$1	$—	$1
Other contracts		—	12	12
Total noncurrent derivative contracts	Other noncurrent liabilities	$1	$12	$13

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, cross currency swaps and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR). Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2025, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the consolidated statements of earnings:

		Year Ended December 31, 2025
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(21)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(8)	(10)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	5	—
Currency contracts - manage currency exposure	Selling, general and administrative	(89)	(154)
Equity contracts	Selling, general and administrative	—	(6)
Total		$(113)	$(170)

		Year Ended December 31, 2024
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(3)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(4)	(2)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	11	—
Currency contracts - manage currency exposure	Selling, general and administrative	74	132
Equity contracts	Selling, general and administrative	—	(6)
Total		$78	$124

Ball Corporation

Notes to the Consolidated Financial Statements

		Year Ended December 31, 2023
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$43	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(70)	14
Interest rate contracts - manage exposure for outstanding debt	Interest expense	8	(8)
Currency contracts - manage currency exposure	Selling, general and administrative	5	(8)
Equity contracts	Selling, general and administrative	—	11
Total		$(14)	$9

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Years Ended December 31,
($ in millions)	2025	2024	2023

Amounts reclassified into earnings:
Commodity contracts	$29	$7	$27
Interest rate contracts	(5)	(11)	(8)
Currency exchange contracts	89	(74)	(5)
Change in fair value of hedges:
Commodity contracts	(11)	17	(3)
Interest rate contracts	(5)	15	14
Currency exchange contracts	(79)	68	—
Net investment hedge	(98)	22	—
Currency and tax impacts	(4)	(11)	(6)
	$(84)	$33	$19

Ball Corporation

Notes to the Consolidated Financial Statements

22. Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $25 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at December 31, 2025. Based on the information available at the present time, any reasonably possible loss that may be incurred in excess of the recorded accruals cannot be estimated.

In September 2025, the company received notice from the U.S. Customs and Border Protection challenging the tariff classification and applicable rate of duty of certain aluminum imports asserting that additional duties and tariffs are payable, as well as our use of certain exemptions. The company intends to vigorously defend the matter. While the outcome of this matter is uncertain at this time, the company believes it is reasonably possible any such additional tariffs, interest and penalties could be owed and impact the company’s results of operations. The company is unable to develop a reasonable estimate of loss at this time. The company has not recorded a reserve.

On February 1, 2012, Ball Metal Beverage Container Corp. (“BMBCC”) filed suit against Crown Technology Holding, Inc. (“Crown”) in the United States District Court for the Southern District of Ohio seeking a declaratory judgment that the CDL beverage can end made and sold by BMBCC did not infringe certain U.S. patents held by Crown. In response, Crown filed a counterclaim alleging that the CDL ends made and sold by BMBCC infringed the subject patents and seeking damages. On September 25, 2019, the District Court granted BMBCC’s motion for summary judgment holding that the patents at issue were invalid due to indefiniteness. On October 20, 2019, Crown appealed this decision to the Court of Appeals for the Federal Circuit (“CAFC”). On December 31, 2020, the CAFC in a non-precedential decision, vacated the decision of the District Court finding that the District Court had not considered an additional factor under a novel position advanced by the CAFC, and remanded the case to the District Court for further proceedings. On August 2, 2023, the District Court again granted summary judgment to Ball finding that patent claims at issue are invalid due to invalidity under the revised analytical framework specified by the CAFC. On August 4, 2023, Crown appealed this decision to the CAFC. On June 30, 2025, the CAFC affirmed the decision of the District Court. Crown has neither sought reconsideration of the CAFC’s decision nor filed writ of certiorari for review by the Supreme Court, therefore, this matter is now considered closed.

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

Evaluation of Disclosure Controls and Procedures

Ball Corporation has established disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that the company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2025, Ball Corporation, under the supervision of the Chief Executive Officer and Chief Financial Officer of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of Ball Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plan

During the three months ended December 31, 2025, none of the company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (as such terms are defined in Item 408 of Regulation S-K).

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

Executive Officers

The executive officers of the company as of February 19, 2026, were as follows:

Nate C. Carey, 47, Vice President and Global Head of Controllership since June 2024; Vice President and Controller from 2017 to 2024; Assistant Controller from 2014 to November 2017.

Carey S. Causey, 48, Senior Vice President and Chief Growth Officer since January 2024; President, Beverage Packaging EMEA from 2021 to 2024; Vice President, Integrated Business Planning from 2020 to 2021; various other positions within the company, 2014 to 2020.

Ted Doering, 54, Senior Vice President and Chief Information Officer since July 2025; Executive Vice President and Chief Information Officer Berry Global, Inc. from August 2024 to June 2025; Chief Digital Officer, Emerson Electric Co. from 2022 to 2024; Group Chief Information Officer, Emerson Electric Co. from 2019 to 2022.

Mandy Glew, 54, Senior Vice President and President, EMEA since April 2024; Vice President, Commercial, Beverage Packaging EMEA from 2020 to 2024.

Deron J. Goodwin, 60, Vice President and Global Head of Treasury since June 2024; Vice President and Treasurer from 2022 to 2024; Assistant Treasurer from 2016 to September 2022.

Ronald J. Lewis, 59, Chief Executive Officer since November 2025, Senior Vice President, Chief Supply Chain and Operations Officer from 2024 to 2025; Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, from 2021 to 2024; President, Beverage Packaging EMEA from 2019 to 2021; Chief Supply Chain Officer, Coca-Cola European Partners plc, 2016 to 2019.

Hannah Lim-Johnson, 54, Senior Vice President, Chief Legal Officer and Corporate Secretary since September 2023; Senior Vice President, Chief Legal Officer and Corporate Secretary, Meritor, Inc., 2020 to 2021.

Kathleen E. Pitre, 49, Senior Vice President and President, North and Central America since January 2024; President, Beverage Packaging North and Central America from 2021 to 2024; Chief Commercial and Sustainability Officer, Global Beverage Packaging from 2019 to 2021; various other positions within the company, 2004 to 2019.

Daniel J. Rabbitt, 57, Senior Vice President and Chief Financial Officer since May 2025; Senior Vice President of Corporate Planning and Development from 2024 to 2025, Vice President of Corporate Planning and Development from 2016 to 2024; various other positions within the company, 2004 to 2016.

Scott Vail, 48, Senior Vice President, Chief Supply Chain Officer since December 2025; Chief Operations Officer, Reynolds Consumer Products from September 2025 to December 2025; Vice President, Global Head of Operational Excellence, Ball Corporation from 2024 to September 2025; Vice President of Operations for Beverage Packaging North and Central America, Ball Corporation from 2021 to 2025; President of Metal Container Corporation from 2019 to 2021.

Fauze C. Villatoro, 49, Senior Vice President and President, South America since January 2024; President, Beverage Packaging South America from 2022 to 2024; Vice President, Commercial, Beverage Packaging South America from 2020 to 2022; various other positions within the company, 2016 to 2020.

Other information required by Item 10 appearing under the captions “Director Nominees”, “Policies on Business Ethics and Conduct”, “Board Committees” and “Stock Ownership Information,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2025, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 appearing under the captions “Director Independence” and “Executive Compensation,” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2025, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the caption “Stock Ownership Information,” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2025, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

Equity Compensation Plan Information
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	7,172,198	$58.37	9,551,038
Equity compensation plans not approved by security holders	—	—	—
Total	7,172,198	$58.37	9,551,038

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the caption “Transactions with Related Persons, Promoters and Certain Control Persons,” and “Director Independence” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2025, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Ratification of the Appointment of Independent Auditor,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2025, is incorporated herein by reference.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

(a)    (1)    Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2025, 2024 and 2023

Consolidated statements of comprehensive earnings (loss) — Years ended December 31, 2025, 2024 and 2023

Consolidated balance sheets — December 31, 2025 and 2024

Consolidated statements of cash flows — Years ended December 31, 2025, 2024 and 2023

Consolidated statements of shareholders’ equity — Years ended December 31, 2025, 2024 and 2023

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

3.i	Articles of Incorporation of Ball Corporation as amended, (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025) filed August 5, 2025.

3.ii	Bylaws of Ball Corporation as amended, (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025) filed August 5, 2025.

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

4.1(g)

Fourteenth Supplemental Indenture, dated as of September 14, 2021, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated September 9, 2021) filed September 14, 2021.

4.1(h)

Fifteenth Supplemental Indenture, dated as of November 25, 2022, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated November 25, 2022) filed November 25, 2022.

4.1(i)

Sixteenth Supplemental Indenture, dated as of May 11, 2023, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated May 8, 2023) filed May 11, 2023.

4.1(j)

Seventeenth Supplemental Indenture, dated as of May 19, 2025, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated May 19, 2025) filed May 19, 2025.

4.1(k)

Eighteenth Supplemental Indenture, dated as of August 14, 2025, among Ball Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated August 14, 2025) filed August 14, 2025.

4.2

Description of Ball Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2023) filed February 20, 2024.

10.1

Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

10.2

Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

Exhibit Number	Description of Exhibit

10.3

Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended Jul 3, 1994) filed August 17, 1994.

10.4	Form of Severance Benefit Agreement that exists between the company and its executive officers. (Filed herewith.)

10.5	Form of Change in Control Agreement that exists between the company and its executive officers. (Filed herewith.)

10.6

Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991.

10.7

Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995, and as amended on August 11, 2011 (filed by incorporation by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2013) filed February 24, 2014, and as amended on April 26, 2016 (filed by incorporation by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2018), filed February 22, 2019.

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

10.12

Ball Corporation Long-Term Cash Incentive Plan dated October 25, 1994, amended and restated effective January 1, 2003 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2003) filed March 12, 2004, amended and restated as of April 26, 2016 (filed by incorporation by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2018), filed February 22, 2019.

10.13	Ball Corporation 2005 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 18, 2005.

Exhibit Number	Description of Exhibit

10.14	Ball Corporation 2010 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 12, 2010.

10.15

Ball Corporation Deposit Share Program for United States Participants as amended (filed by incorporation by reference to the Quarterly report on Form 10-Q for the quarter ended July 4, 2014) filed on August 11, 2004 and amended and restated as of July 27, 2016 (filed by incorporation by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2018), filed February 22, 2019.

10.16

Ball Corporation Deposit Share Program for International Participants effective as of March 7, 2001 (filed by incorporation by reference to the 10-K for the year ended December 31, 2000), filed March 30, 2001, and amended and restated as of July 27, 2016 (filed by incorporation by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2018), filed February 22, 2019.

10.17

Ball Corporation Directors Deposit Share Program, as amended and restated on July 27, 2016. This plan is referred to in Item 11, the Executive Compensation section of the Form 10-K (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2004) filed August 11, 2004, as amended and restated on July 27, 2016 (filed by incorporation by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2018), filed February 22, 2019.

10.18

Ball Corporation 2013 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 8, 2013, amended and restated on April 26, 2017 and filed as the Ball Corporation Amended and Restated 2013 Stock and Cash Incentive Plan (filed by incorporation by reference to the Proxy Statement filed March 15, 2017.)

10.19

Ball Corporation 2017 Deferred Compensation Company Stock Plan for Directors, effective April 1, 2017 (filed by incorporation by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) filed May 8, 2017.

10.20

Sixth Amendment to Credit Agreement, dated as of November 25, 2025, among Ball Corporation, certain subsidiaries of Ball Corporation party thereto as borrowers, Bank of America, N.A., as administrative agent and collateral agent, certain financial institutions party thereto as lenders and the initial issuing banks (filed by incorporation by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 25, 2025) filed November 26, 2025.

10.21

Separation Agreement and Release, dated November 19, 2025 by and between Ball Corporation and Daniel W. Fisher (filed by incorporation by reference to Exhibit 10.1 of Amendment No. 1 of the Current Report on Form 8-K dated November 10, 2025) filed November 21, 2026.

19

Insider Trading Policies and Procedures of Ball Corporation. (filed by incorporation by reference to Exhibit 19 of the Annual Report on Form 10-K for the year ended December 31, 2024) filed on February 20, 2025.

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

22	Obligor group subsidiaries of Ball Corporation. (Filed herewith.)

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Power of Attorney (included on the signature page hereto).

Exhibit Number	Description of Exhibit

31.1	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by Ronald J. Lewis, Chief Executive Officer of Ball Corporation. (Filed herewith.)

31.2	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by Daniel J. Rabbitt, Chief Financial Officer of Ball Corporation. (Filed herewith.)

32.1

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by Ronald J. Lewis, Chief Executive Officer of Ball Corporation. (Furnished herewith.)

32.2

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by Daniel J. Rabbitt, Senior Vice President and Chief Financial Officer of Ball Corporation. (Furnished herewith.)

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

104

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (contained in Exhibit 101): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Filed herewith.)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALL CORPORATION
(Registrant)

By:	/s/ Ronald J. Lewis
Ronald J. Lewis
Chief Executive Officer
February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors and officers of the registrant whose signature appears below hereby appoints Ronald J. Lewis, Daniel J. Rabbitt and Nate C. Carey, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

(1)	Principal Executive Officer:

	/s/ Ronald J. Lewis	Chief Executive Officer
	Ronald J. Lewis	February 19, 2026

(2)	Principal Financial Officer:

	/s/ Daniel J. Rabbitt	Senior Vice President and Chief Financial Officer
	Daniel J. Rabbitt	February 19, 2026

(3)	Principal Accounting Officer:

	/s/ Nate C. Carey	Vice President, Global Head of Controllership
	Nate C. Carey	February 19, 2026

(4)	A Majority of the Board of Directors:

	/s/ John A. Bryant	Director
	John A. Bryant	February 19, 2026

	/s/ Michael J. Cave	Director
	Michael J. Cave	February 19, 2026

	/s/ Aaron M. Erter	Director
	Aaron M. Erter	February 19, 2026

	/s/ Dune E. Ives	Director
	Dune E. Ives	February 19, 2026

	/s/ Ronald J. Lewis	Director
	Ronald J. Lewis	February 19, 2026

/s/ Cynthia A. Niekamp	Director
Cynthia A. Niekamp	February 19, 2026

/s/ John E. Panichella	Director
John E. Panichella	February 19, 2026

/s/ Todd A. Penegor	Director
Todd A. Penegor	February 19, 2026

/s/ Cathy D. Ross	Director
Cathy D. Ross	February 19, 2026

/s/ Betty J. Sapp	Director
Betty J. Sapp	February 19, 2026

/s/ Stuart A. Taylor II	Chairman of the Board of Directors
Stuart A. Taylor II	February 19, 2026