Form 10-Q
period 2026-03-31
BALL Corp
filed 2026-05-05
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at May 1, 2026
Common Stock, without par value	BALL	NYSE	266,246,511 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2026	2025

Net sales	$3,603	$3,097

Cost of sales (excluding depreciation and amortization)	(2,957)	(2,493)
Depreciation and amortization	(159)	(150)
Selling, general and administrative	(150)	(149)
Business consolidation and other activities	(11)	(13)
Interest income	10	7
Interest expense	(78)	(70)

Earnings before taxes	258	229
Tax (provision) benefit	(62)	(53)
Equity in results of affiliates, net of tax	9	5
Earnings from continuing operations	205	181
Discontinued operations, net of tax	—	(2)
Net earnings	205	179
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Ball Corporation	$205	$179

Earnings per share:
Basic - continuing operations	$0.77	$0.64
Basic - discontinued operations	—	(0.01)
Total basic earnings per share	$0.77	$0.63

Diluted - continuing operations	$0.77	$0.64
Diluted - discontinued operations	—	(0.01)
Total diluted earnings per share	$0.77	$0.63

Weighted average shares outstanding: (000s)
Basic	265,778	283,292
Diluted	267,411	285,067

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended March 31,
($ in millions)	2026	2025

Net earnings	$205	$179

Other comprehensive earnings (loss):
Currency translation adjustment	(21)	66
Pension and other postretirement benefits	11	(15)
Derivatives designated as hedges	20	(2)
Total other comprehensive earnings (loss)	10	49
Tax (provision) benefit	(7)	12
Total other comprehensive earnings (loss), net of tax	3	61

Total comprehensive earnings	208	240
Comprehensive earnings attributable to noncontrolling interests	—	—
Comprehensive earnings attributable to Ball Corporation	$208	$240

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2026	2025

Assets
Current assets
Cash and cash equivalents	$730	$1,212
Receivables, net	2,904	2,606
Inventories, net	2,223	2,013
Other current assets	345	265
Current assets held for sale	17	17
Total current assets	6,219	6,113
Noncurrent assets
Property, plant and equipment, net	6,796	6,656
Goodwill	4,410	4,379
Intangible assets, net	947	982
Other assets	1,398	1,394
Total assets	$19,770	$19,524

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$786	$21
Accounts payable	3,812	4,452
Accrued employee costs	230	303
Other current liabilities	731	711
Total current liabilities	5,559	5,487
Noncurrent liabilities
Long-term debt	7,021	6,991
Employee benefit obligations	462	499
Deferred taxes	683	655
Other liabilities	426	471
Total liabilities	14,151	14,103

Equity
Common stock (685,842,135 shares issued - 2026; 685,107,438 shares issued - 2025)	1,437	1,422
Retained earnings	12,370	12,219
Accumulated other comprehensive earnings (loss)	(866)	(869)
Treasury stock, at cost (419,673,624 shares - 2026; 419,733,252 shares - 2025)	(7,341)	(7,351)
Total Ball Corporation shareholders' equity	5,600	5,421
Noncontrolling interests	19	—
Total equity	5,619	5,421
Total liabilities and equity	$19,770	$19,524

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2026	2025

Cash Flows from Operating Activities
Net earnings	$205	$179
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	159	150
Business consolidation and other activities	11	13
Deferred tax provision (benefit)	(1)	(29)
Loss on Aerospace disposal	—	2
Pension contributions	(7)	(7)
Other, net	7	(86)
Changes in working capital components, net of acquisitions and dispositions	(1,151)	(887)
Cash provided by (used in) operating activities	(777)	(665)

Cash Flows from Investing Activities
Capital expenditures	(161)	(81)
Business acquisitions, net of cash acquired	(75)	(159)
Business dispositions, net of cash sold	—	1
Derivative settlements	(18)	12
Other, net	(52)	20
Cash provided by (used in) investing activities	(306)	(207)

Cash Flows from Financing Activities
Long-term borrowings	1,080	1,350
Repayments of long-term borrowings	(380)	(301)
Net change in short-term borrowings	(50)	(42)
Acquisitions of treasury stock	(1)	(555)
Common stock dividends	(54)	(57)
Other, net	10	1
Cash provided by (used in) financing activities	605	396

Effect of exchange rate changes on cash	6	12

Change in cash, cash equivalents and restricted cash	(472)	(464)
Cash, cash equivalents and restricted cash - beginning of period	1,221	931
Cash, cash equivalents and restricted cash - end of period	$749	$467

See accompanying notes to the unaudited condensed consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (consolidated financial statements) include the accounts of Ball Corporation and its controlled affiliates, including its consolidated variable interest entities (collectively Ball, the company, we or our), and have been prepared by the company. Certain information and footnote disclosures, including significant accounting policies normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this quarterly presentation.

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s 2025 Annual Report on Form 10-K filed on February 19, 2026, pursuant to the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025 (annual report).

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

Certain prior year amounts have been reclassified in order to conform to the current year’s presentation, including changes made during the first quarter of 2026 to the Company’s reportable segments and measure of segment profitability. See Note 3 for details.

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In 2025, amended guidance was issued by the Financial Accounting Standards Board (FASB) with the goal of improving efficiencies associated with the measurement of credit losses for accounts receivable and contract assets by allowing entities to elect a practical expedient for measurement. The company has elected to adopt the practical expedient on a prospective basis and does not expect it to have a material impact.

New Accounting Guidance and Disclosure Requirements

Improvements to Accounting for Internal-Use Software

In 2025, new guidance was issued by the FASB with the goal to better align accounting with how internal-use software is developed. The company is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to adopt the guidance on a prospective basis in 2028.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.     Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the three reportable segments outlined below. During the first quarter of 2026, the company implemented changes to its internal reporting structure to align with segment leadership and how the business is managed by the chief operating decision maker (CODM). As a result, the company’s plants in the beverage packaging, other non-reportable segment are now included in the beverage packaging, EMEA segment. In addition, the company made changes to its measure of profitability, comparable segment operating earnings, which better aligns to how the CODM assesses segment performance and resource allocation. The changes are captured in the reconciling items table below. The company’s segment results and disclosures for the three months ended March 31, 2025, have been retrospectively recast to conform to current year presentation.

Beverage packaging, North and Central America: Consists of operations in the U.S., Canada and Mexico that manufacture and sell aluminum beverage containers throughout those countries.

Beverage packaging, EMEA: Consists of operations in numerous countries throughout Europe, as well as Egypt, Turkey, India and Myanmar, that manufacture and sell aluminum beverage containers throughout those countries.

Beverage packaging, South America: Consists of operations in Brazil, Argentina, Paraguay and Chile that manufacture and sell aluminum beverage containers throughout most of South America.

As presented in the tables below, Other consists of a non-reportable operating segment that manufactures and sells extruded aluminum aerosol containers and recloseable aluminum bottles across multiple consumer categories as well as aluminum slugs (personal & home care or PHC) throughout North America, South America and Europe; undistributed corporate expenses; and intercompany eliminations and other business activities.

In January 2026, the company acquired an 80 percent capital share of Benepack’s European beverage can manufacturing business from ORG Technology Co. Ltd. (ORG). ORG will retain a 20 percent ownership interest in the business. The business includes two manufacturing facilities, one in Belgium and one in Hungary, and is included in Ball’s beverage packaging, EMEA, segment.

On August 27, 2025, the company sold 41 percent of its 51 percent ownership interest in Ball United Arab Can Manufacturing Company, which resulted in Ball deconsolidating the business and retaining a 10 percent ownership interest. The financial results of the Saudi Arabian business, are now presented in beverage packaging, EMEA in the tables below through the date of the transaction.

On March 21, 2025, Ball closed on a transaction for its aluminum cups business, which resulted in Ball deconsolidating the business. The financial results of the aluminum cups business are presented in Other in the tables below through the date of the transaction. See Note 4 for further details on the Benepack acquisition, Saudi Arabia and aluminum cups businesses.

The accounting policies of the segments are the same as those used in the consolidated financial statements, as discussed in Note 1. The company also has investments in operations in Guatemala, Panama, the U.S., Vietnam and Saudi Arabia that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Ron Lewis, Chief Executive Officer, is the company’s chief operating decision maker (CODM). For each reportable segment, the CODM uses comparable segment operating earnings to analyze profitability compared to internal forecasts and comparative prior periods. These analyses allow the CODM to have constructive dialogue with other company leaders on how to improve company performance.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended March 31,
($ in millions)	2026	2025

Net sales
Beverage packaging, North and Central America	$1,776	$1,463
Beverage packaging, EMEA	1,111	958
Beverage packaging, South America	585	544
Reportable segment sales	3,472	2,965
Other	131	132
Net sales	$3,603	$3,097

Comparable segment operating earnings (a)
Beverage packaging, North and Central America	$205	$200
Beverage packaging, EMEA	134	111
Beverage packaging, South America	67	67
Reportable segment comparable operating earnings	406	378
Other (b)	(19)	(26)

Reconciling items, net	(129)	(123)

Earnings before taxes	258	229

Reconciling items:
Business consolidation and other activities	(11)	(13)
Factoring fee expense (c)	(10)	(10)
FX gain (loss) (c)	19	7
Intangible amortization	(37)	(36)
Interest expense	(78)	(70)
Interest income	10	7
Stock-based compensation expense (c)	(6)	(8)
Unrealized gain (loss) on equity-linked notes (c)	(14)	—
Other, net (c)	(2)	—
Reconciling items, net	$(129)	$(123)
(a)	The difference between reportable segment net sales and comparable operating earnings is comprised of other segment items. Other segment items include cost of sales, depreciation, and selling, general and administrative, adjusted for other items, identified in (c) below. The CODM does not receive or use these amounts at the reportable segment level. However, the CODM is provided these amounts at a consolidated level to manage operations.
(b)	Includes undistributed corporate expenses, net, of $38 million and $43 million for the three months ended March 31, 2026, and 2025, respectively.
(c)	During the first quarter of 2026, the company changed its measure of comparable segment operating earnings, to exclude these amounts, as well as interest income and total amortization.

	Three Months Ended March 31,
($ in millions)	2026	2025

Depreciation and amortization
Beverage packaging, North and Central America	$55	$56
Beverage packaging, EMEA	56	49
Beverage packaging, South America	37	36
Reportable segment depreciation and amortization	148	141
Other	11	9
Depreciation and amortization	$159	$150

The company does not disclose total assets by segment as it is not provided to the CODM.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

Acquisition of Benepack European Production Facilities

In January 2026, the company acquired an 80 percent capital share of Benepack’s European beverage can manufacturing business from ORG Technology Co. Ltd. (ORG). ORG retained a 20 percent ownership interest in the business. The acquisition has been accounted for as a business combination. The business includes two manufacturing facilities, one in Belgium and one in Hungary, and is included in Ball’s beverage packaging, EMEA, segment. The investment further optimizes the company’s European manufacturing network as the facilities are well positioned to serve the growing demand of customers for sustainable packaging in the region.

The initial accounting for the acquisition is incomplete as of March 31, 2026, as such the purchase price allocation recognized in the unaudited condensed consolidated balance sheet is provisional and based upon preliminary estimates.

The following table summarizes the consideration paid for Benepack’s European beverage can manufacturing business and the preliminary amounts assigned for the assets acquired and liabilities assumed, as well as the fair value of the noncontrolling interest at the acquisition date:

($ in millions)

Cash and cash equivalents	$19
Receivables	38
Inventories	35
Other current assets	4
Property, plant and equipment	167
Goodwill	59
Total assets acquired	$322

Short-term borrowings and current portion of long-term debt	176
Accounts payable	21
Accrued employee costs	2
Other current liabilities	3
Other liabilities	7
Total liabilities assumed	$209

Net assets acquired	113

Noncontrolling interests	(19)
Aggregate value of cash consideration paid	$94

Benepack contributed sales of $27 million and net earnings of $2 million from January 30, 2026 to March 31, 2026.

Saudi Arabia

On August 27, 2025, the company sold 41 percent of its 51 percent ownership in Ball United Arab Can Manufacturing Company for total cash consideration of $71 million. The transaction resulted in deconsolidation upon closing with Ball retaining a 10 percent ownership interest, which is reported in other assets as an equity method investment on the unaudited condensed consolidated balance sheet.

Aluminum Cups

On March 21, 2025, Ball and Ayna.AI LLC (Ayna) executed a Unit Purchase Agreement to form a strategic partnership in which Ball owns a 49 percent interest. Ball’s interest in the entity, Oasis Venture Holdings LLC (“Oasis”), is accounted for under the equity method of accounting. For the three months ended March 31, 2026 and 2025, Ball

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

recorded losses of $1 million and $6 million, respectively, relating to the transaction in business consolidation and other activities in the unaudited condensed consolidated statement of earnings.

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

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended March 31,
($ in millions)	Point in Time	Over Time	Total

2026	$614	$2,989	$3,603
2025	544	2,553	3,097

The company did not have any contract assets at either March 31, 2026, or December 31, 2025. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2025	$74	$2
Increase (decrease)	3	—
Balance at March 31, 2026	$77	$2

During the three months ended March 31, 2026, contract liabilities increased by $3 million, which is net of cash received of $7 million and amounts recognized as sales of $4 million, the majority of which related to current contract liabilities. The amount of sales recognized in the three months ended March 31, 2026, that was included in the opening contract liabilities balance was $4 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customers’ payments. Current contract liabilities are classified within other current liabilities on the unaudited condensed consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Business Consolidation and Other Activities

2026

During the three months ended March 31, 2026, the company recorded net charges of $11 million, primarily composed of costs for previously announced facility closures.

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

7.	Supplemental Cash Flow Statement and Other Disclosures

	March 31,
($ in millions)	2026	2025

Beginning of period:
Cash and cash equivalents	$1,212	$885
Current restricted cash (included in other current assets)	7	8
Noncurrent restricted cash (included in other assets)	2	6
Cash reported in current assets held for sale	—	32
Total cash, cash equivalents and restricted cash	$1,221	$931

End of period:
Cash and cash equivalents	$730	$449
Current restricted cash (included in other current assets)	17	7
Noncurrent restricted cash (included in other assets)	2	6
Cash reported in current assets held for sale	—	5
Total cash, cash equivalents and restricted cash	$749	$467

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period. Restricted cash also relates to consideration owed for business acquisitions.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the unaudited condensed consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid, is as follows:

	March 31,
($ in millions)	2026	2025

Beginning of period:
PP&E acquired but not yet paid	$161	$96

End of period:
PP&E acquired but not yet paid	$156	$74

Supplier Finance Programs

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's regional supplier finance programs was $229 million and $424 million at March 31, 2026, and December 31, 2025, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

8.     Receivables, Net

	March 31,	December 31,
($ in millions)	2026	2025

Trade accounts receivable	$1,665	$1,410
Unbilled receivables	775	661
Less: Allowance for doubtful accounts	(15)	(14)
Net trade accounts receivable	2,425	2,057
Other receivables	479	549
	$2,904	$2,606

The company has entered into several regional accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.77 billion and $1.82 billion at March 31, 2026, and December 31, 2025, respectively. A total of $308 million and $364 million were available for sale under these programs as of March 31, 2026, and December 31, 2025, respectively. The company has recorded expenses related to its factoring programs of $10 million for the three months ended March 31, 2026, and 2025, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

9.     Inventories, Net

	March 31,	December 31,
($ in millions)	2026	2025

Raw materials and supplies	$1,637	$1,483
Finished goods	678	619
Less: Inventory reserves	(92)	(89)
	$2,223	$2,013

10.     Property, Plant and Equipment, Net

	March 31,	December 31,
($ in millions)	2026	2025

Land	$225	$225
Buildings	1,973	1,935
Machinery and equipment	8,313	8,194
Construction-in-progress	990	932
	11,501	11,286
Accumulated depreciation	(4,705)	(4,630)
	$6,796	$6,656

Depreciation expense was $122 million and $114 million for the three months ended March 31, 2026, and 2025, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Other	Total

Balance at December 31, 2025	$1,277	$1,457	$1,300	$345	$4,379
Additions	—	59	—	—	59
Effects of currency exchange	—	(27)	—	(1)	(28)
Balance at March 31, 2026	$1,277	$1,489	$1,300	$344	$4,410

12.    Intangible Assets, Net

	March 31,	December 31,
($ in millions)	2026	2025

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.32 billion at March 31, 2026, and $1.30 billion at December 31, 2025)	$899	$940
Capitalized software (net of accumulated amortization of $183 million at March 31, 2026, and $181 million at December 31, 2025)	21	22
Other intangibles (net of accumulated amortization of $17 million at March 31, 2026, and $16 million at December 31, 2025)	27	20
	$947	$982

Total amortization expense of intangible assets was $37 million and $36 million for the three months ended March 31, 2026, and 2025, respectively.

13.    Other Assets

	March 31,	December 31,
($ in millions)	2026	2025

Long-term pension assets	$36	$37
Right-of-use operating lease assets	362	355
Investments in affiliates	263	257
Long-term deferred tax assets	50	64
Other	687	681
	$1,398	$1,394

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

In 2025, Ball acquired $99 million of equity-linked notes. These notes are linked to the stock market performance of ORG Technology Co. Ltd. (ORG) Class A shares, the equity investee of the issuer of the notes. The notes, accounted for using the fair value option, mature in September and December 2028 and are classified as Level 3 within the fair value hierarchy. The fair value of the equity-linked notes is classified in other assets on the unaudited condensed consolidated balance sheet, as of March 31, 2026, and December 31, 2025 were $87 million and $101 million, respectively. The related loss recognized for the three months ended March 31, 2026 was $14 million. The notes have underlying credit risk as the company could lose a portion or all of the value of the notes if the issuer of the notes or ORG experience financial difficulties.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, land and other types of equipment. The company also enters into finance leases for certain plant equipment. Supplemental balance sheet information related to the company’s leases follows:

		March 31,	December 31,
($ in millions)	Balance Sheet Location	2026	2025

Operating leases:
Operating lease ROU asset	Other assets	$362	$355
Current operating lease liabilities	Other current liabilities	82	78
Noncurrent operating lease liabilities	Other liabilities	287	283
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	7	7
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	5	6

15.    Debt

Long-term debt outstanding and interest rates in effect, along with short-term debt outstanding, consisted of the following:

	March 31,	December 31,
($ in millions)	2026	2025

Senior Notes
1.50%, euro denominated, due March 2027	635	646
6.00% due June 2029	1,000	1,000
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
4.25%, euro denominated, due July 2032	982	998
5.50% due September 2033	750	750
Senior Credit Facility (at variable rates)
U.S. dollar revolver due November 2030 (4.67% - 2026)	700	—
Multi-currency revolver due November 2030	—	—
Term A loan due November 2030 (4.67% - 2026)	1,500	1,500
Finance lease obligations	7	8
Other (including debt issuance costs)	(56)	(59)
	7,668	6,993
Less: Current portion of long-term debt	(647)	(2)
Long-term debt	$7,021	$6,991

Short-term debt
Current portion of long-term debt	$647	$2
Short-term uncommitted credit facilities	139	19
Short-term debt and current portion of long-term debt	$786	$21

The company’s senior credit facilities include a $1.50 billion term loan and long-term multi-currency revolving facilities that mature in November 2030, which provide the company with up to U.S. dollar equivalent of $2.00 billion. At March 31, 2026, $1.24 billion was available under these revolving credit facilities. The company had approximately $940 million of short-term uncommitted credit facilities available at March 31, 2026.

During the first quarter of 2026, Ball paid down $137 million of short-term borrowings assumed as part of the Benepack acquisition. See Note 4 for further details on the acquisition.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The fair value of Ball’s long-term debt was estimated to be $7.46 billion and $6.89 billion at March 31, 2026, and December 31, 2025, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of March 31, 2026. The company was in compliance with the leverage ratio requirement at March 31, 2026, and for all prior periods presented, and has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was 24.0 percent and 23.1 percent for the three months ended March 31, 2026 and 2025, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2026, increased by 3.4 percentage points for non-U.S. rate differences, increased 1.2 percentage points for withholding taxes, increased by 1.1 percentage points for state and local taxes and decreased by 2.6 percentage points for tax holidays. As compared to the statutory U.S. tax rate, the effective tax rate for the three months ended March 31, 2025, increased by 1.2 percentage points for state and local taxes, increased by 1.1 percentage points for non-U.S. rate differences and withholding taxes net of credits, increased by 0.5 percentage points for Pillar Two Global Minimum Taxes and decreased by 0.9 percentage points for U.S. permanent differences.

17.    Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2026	2025

Underfunded defined benefit pension liabilities	$179	$191
Less: Current portion	(19)	(19)
Long-term defined benefit pension liabilities	160	172
Long-term retiree medical liabilities	77	77
Deferred compensation plans	158	178
Other	67	72
	$462	$499

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2026			2025
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$3	$—	$3	$4	$—	$4
Interest cost	12	23	35	14	22	36
Expected return on plan assets	(19)	(22)	(41)	(20)	(21)	(41)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	1	4	5	1	4	5
Total net periodic benefit cost	$(3)	$6	$3	$(1)	$6	$5

Non-service pension income of $1 million for the three months ended March 31, 2025, is included in selling, general and administrative in the unaudited condensed consolidated statements of earnings.

Contributions to the company’s defined benefit pension plans were $7 million for the first three months of 2026 and

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2025, and such contributions are expected to be approximately $29 million for the full year of 2026. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

In November 2023, the Trustee Board of the U.K. defined benefit pension plan entered into an agreement with an insurance company for a bulk annuity purchase, or “buy-in”, for its U.K. defined benefit pension plan to reduce retirement plan risk, while delivering promised benefits to plan participants. This transaction allows the company to reduce volatility by removing investment, longevity, mortality, interest rate and inflation risk upon the transfer of substantially all of the pension plan assets to the insurer in exchange for the group annuity insurance contract. At this time the company retains both the fair value of the annuity contract within plan assets and the pension benefit obligations related to these participants. The plan was frozen on April 5, 2024, and future service accruals were replaced with defined contribution benefits for the impacted employees. The company anticipates the “buy-out” will occur within the second half of 2026, which will trigger a pension settlement that will result in all plan balances, including accumulated pension components within other comprehensive income, being charged to expense as a noncash settlement charge. As of March 31, 2026, accumulated other comprehensive income included $463 million of unrecognized pension losses, expected to be recognized upon settlement.

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2025	685,107	$1,422	(419,733)	$(7,351)	$12,219	$(869)	$—	$5,421
Net earnings	—	—	—	—	205	—	—	205
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	3	—	3
Common dividends	—	—	—	—	(54)	—	—	(54)
Treasury stock purchases	—	—	(20)	(1)	—	—	—	(1)
Treasury shares reissued	—	—	79	2	—	—	—	2
Shares issued and stock-based compensation, net of shares exchanged	735	15	—	—	—	—	—	15
Business acquisitions	—	—	—	—	—	—	19	19
Distributions from deferred compensation plans and other activity	—	—	—	9	—	—	—	9
Balance at March 31, 2026	685,842	$1,437	(419,674)	$(7,341)	$12,370	$(866)	$19	$5,619

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2024	684,168	$1,395	(394,790)	$(6,057)	$11,527	$(1,003)	$68	$5,930
Net earnings	—	—	—	—	179	—	—	179
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	61	—	61
Common dividends	—	—	—	—	(57)	—	—	(57)
Treasury stock purchases	—	—	(10,494)	(560)	—	—	—	(560)
Treasury shares reissued	—	—	71	3	—	—	—	3
Shares issued and stock-based compensation, net of shares exchanged	505	6	—	—	—	—	—	6
Distributions from deferred compensation plans and other activity	—	—	—	7	—	—	—	7
Balance at March 31, 2025	684,673	$1,401	(405,213)	$(6,607)	$11,649	$(942)	$68	$5,569

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2025	$(484)	$(416)	$31	$(869)
Other comprehensive earnings (loss) before reclassifications	(21)	5	14	(2)
Amounts reclassified into earnings	—	3	2	5
Balance at March 31, 2026	$(505)	$(408)	$47	$(866)

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2026	2025

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(42)	$(5)
Commodity contracts recorded in cost of sales	28	3
Currency exchange contracts recorded in selling, general and administrative	1	(28)
Interest rate contracts recorded in interest expense	11	—
Total before tax effect	(2)	(30)
Tax benefit (expense) on amounts reclassified into earnings	—	7
Recognized gain (loss), net of tax	$(2)	$(23)

Amortization and disposal of pension and other postretirement benefits:
Actuarial gains (losses)	$(4)	$(4)
Total before tax effect	(4)	(4)
Tax benefit (expense) on amounts reclassified into earnings	1	1
Recognized gain (loss), net of tax	$(3)	$(3)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.    Earnings and Dividends Per Share

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2026	2025

Earnings from continuing operations attributable to Ball Corporation, net of tax	$205	$181
Discontinued operations, net of tax	—	(2)
Net earnings attributable to Ball Corporation	$205	$179

Basic weighted average common shares	265,778	283,292
Effect of dilutive securities	1,633	1,775
Weighted average shares applicable to diluted earnings per share	267,411	285,067

Basic - continuing operations	$0.77	$0.64
Basic - discontinued operations	—	(0.01)
Per basic share	$0.77	$0.63

Diluted - continuing operations	$0.77	$0.64
Diluted - discontinued operations	—	(0.01)
Per diluted share	$0.77	$0.63

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded options totaled approximately 4 million and 5 million for the three months ended March 31, 2026, and 2025, respectively.

The company declared and paid dividends of $0.20 per share for the three months ended March 31, 2026, and 2025.

20.    Financial Instruments and Risk Management

Policies and Procedures

The company employs established risk management policies and procedures, which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates, net investments in foreign operations and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to offset any amount owed with regard to open derivative positions.

Commodity Price Risk - The company manages commodity price risk in connection with market price fluctuations of aluminum through two different methods. First, the company enters into container sales contracts that include aluminum-based pricing terms which generally reflect the same price fluctuations under commercial purchase contracts for aluminum sheets. The terms include fixed, floating or pass-through aluminum component pricing. Second, the company uses certain derivative instruments, including option and forward contracts, as economic and cash flow hedges of commodity price risk where there are material differences between sales and purchase contracted pricing and volume.

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

Net Investments in Foreign Operations Risk – The company is exposed to changes in foreign currencies impacting its net investments held in foreign subsidiaries. The company’s objective in managing exposure to net investments in foreign operations is to limit the foreign exchange translation risk associated with its net investments in non-U.S. dollar foreign entities. The company uses fixed-for-fixed cross currency swaps and euro-denominated debt designated as net investment hedges to achieve this objective.

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	March 31, 2026
Commercial risk area	Commodity	Currency	Interest Rate	Net Investment

Notional amount of contracts	$1,720	$3,375	$600	€1,050
Net gain (loss) included in AOCI, after-tax	44	1	2	$(63)
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	41	1	2	—

Longest duration of forecasted hedge transactions in years	2	2	1	3

In May 2025, Ball issued €850 million of 4.25% senior notes due in 2032 and designated the principal as a net investment hedge. In December 2025, Ball designated its €550 million of 1.50% senior notes due in 2027 as a net investment hedge. During the three months ended March 31, 2026, the company recorded a net gain of $20 million, in accumulated other comprehensive earnings (loss) for these nonderivative financial instruments. The net loss included in accumulated other comprehensive earnings (loss) as of March 31, 2026, was $12 million, after tax, for these nonderivative financial instruments.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through March 2027, and which have a combined notional value of 0.9 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of March 31, 2026, and December 31, 2025, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		March 31, 2026
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$136	$—	$136
Currency contracts		—	28	28
Interest rate and other contracts		3	—	3
Total current derivative contracts	Other current assets	$139	$28	$167

Commodity contracts		$6	$—	$6
Total noncurrent derivative contracts	Other noncurrent assets	$6	$—	$6

Liabilities:
Commodity contracts		$91	$—	$91
Currency contracts		—	7	7
Interest rate and other contracts		—	2	2
Net investment hedge		23	—	23
Total current derivative contracts	Other current liabilities	$114	$9	$123

Commodity contracts		$1	$—	$1
Net investment hedge		51	—	51
Total noncurrent derivative contracts	Other noncurrent liabilities	$52	$—	$52

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2025
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$72	$—	$72
Currency contracts		—	14	14
Interest rate and other contracts		1	2	3
Total current derivative contracts	Other current assets	$73	$16	$89

Currency contracts		$5	$—	$5
Total noncurrent derivative contracts	Other noncurrent assets	$5	$—	$5

Liabilities:
Commodity contracts		$41	$1	$42
Currency contracts		35	17	52
Total current derivative contracts	Other current liabilities	$76	$18	$94

Commodity contracts		$1	$—	$1
Other contracts		98	—	98
Total noncurrent derivative contracts	Other noncurrent liabilities	$99	$—	$99

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, cross-currency swaps and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR). Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of March 31, 2026, has not identified any circumstances requiring the reported values of the company’s financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the unaudited condensed consolidated statements of earnings:

		Three Months Ended March 31,
		2026		2025
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(42)	$—	$(5)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	28	(12)	3	—
Interest rate contracts - manage exposure for outstanding debt	Interest expense	1	—	—	—
Currency contracts - manage currency exposure	Selling, general and administrative	11	9	(28)	(71)
Equity contracts	Selling, general and administrative	—	8	—	(5)
Total		$(2)	$5	$(30)	$(76)

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025

Amounts reclassified into earnings:
Commodity contracts	$14	$2
Interest rate contracts	(1)	—
Currency exchange contracts	(11)	28
Change in fair value of hedges:
Commodity contracts	6	—
Interest rate contracts	3	(4)
Currency exchange contracts	9	(28)
Net investment hedge	19	(30)
Currency and tax impacts	(4)	7
	$35	$(25)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety; environmental; trade compliance and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $25 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at March 31, 2026. Based on the information available at the present time, any reasonably possible loss that may be incurred in excess of the recorded accruals cannot be estimated.

In September 2025, the company received notice from the U.S. Customs and Border Protection challenging the tariff classification and applicable rate of duty of certain aluminum imports. This matter is now concluded. Accordingly, the company has not recorded a liability with respect to this matter.

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

The company has not recorded any material liabilities for these indemnities, commitments and guarantees in the accompanying unaudited condensed consolidated balance sheets. The company does, however, accrue for payments

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

under promissory notes and other evidence of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably estimable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third-party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to certain claims arising from these indemnifications, commitments and guarantees.

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled non-U.S. subsidiaries under the senior credit facilities, the obligations of non-U.S. credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are coterminous with the terms of the respective note indentures, senior notes and credit agreement, and they could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes and/or the credit agreement. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to then-outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled non-U.S. subsidiaries under the senior credit facilities, the obligations of non-U.S. credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of certain of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier non-U.S. subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain non-U.S. borrowers and non-U.S. pledgors under the loan documents will be secured, with certain exceptions, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned non-U.S. subsidiaries and material wholly owned U.S. domiciled non-U.S. subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above-referenced senior notes or senior credit facilities.

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

Geopolitical Conflicts

Ball is monitoring current geopolitical conflicts across the globe and may experience increased costs for inputs such as energy and transportation, as well as aluminum, due to the negative impact on the global economy and reduction in supply. Ongoing conflicts have the potential to impact Ball across its global business, and it is not possible to accurately predict all future impacts. As such, current conflicts and the resulting effects have the potential to materially impact the company’s results of operations.

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2026	2025

Net sales	$3,603	$3,097
Net earnings attributable to Ball Corporation	205	179
Net earnings attributable to Ball Corporation as a % of net sales	6%	6%

Sales in the three months ended March 31, 2026, increased $506 million compared to the same period in 2025 primarily due to increases of $345 million from price/mix, mainly from higher aluminum prices, $33 million from higher volume and $107 million from currency translation.

Net earnings attributable to Ball Corporation for the three months ended March 31, 2026, increased $26 million compared to the same period in 2025 primarily due to increases from the results of the reportable segments discussed below.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,957 million and $2,493 million for the three months ended March 31, 2026, and 2025, respectively. These amounts represented 82 percent and 80 percent of consolidated net sales for the three months ended March 31, 2026, and 2025, respectively. The increase for the three months ended March 31, 2026, was primarily due to higher raw materials costs of $357 million, driven by higher aluminum prices and higher volumes.

Depreciation and Amortization

Depreciation and amortization expense was $159 million and $150 million for the three months ended March 31, 2026, and 2025, respectively. These amounts represented 4 percent and 5 percent of consolidated net sales for the three months ended March 31, 2026, and 2025, respectively.

Selling, General and Administrative

Selling, general and administrative was $150 million and $149 million for the three months ended March 31, 2026, and 2025, respectively. These amounts represented 4 percent and 5 percent of consolidated net sales for the three months ended March 31, 2026, and 2025, respectively.

Business Consolidation and Other Activities

Business consolidation and other activities resulted in charges of $11 million and $13 million for the three months ended March 31, 2026, and 2025, respectively. The 2026 amounts include costs for previously announced facility closures. The 2025 amount includes a loss related to the aluminum cups business transaction and costs for previously announced facility closures. Further details regarding business consolidation and other activities are provided in Note 6.

Interest Income

Interest income was $10 million and $7 million for the three months ended March 31, 2026, and 2025, respectively.

Interest Expense

Interest expense was $78 million and $70 million for the three months ended March 31, 2026, and 2025, respectively. Interest expense as a percentage of average borrowings decreased approximately 40 basis points from 4.4 percent for the three months ended March 31, 2025, to 4.0 percent for the three months ended March 31, 2026. The increase in interest expense for the three months ended March 31, 2026, was primarily driven by a higher amount of weighted average principal outstanding during the year, partially offset by lower weighted average interest rates on outstanding debt during the year.

Income Taxes

The effective tax rate for the three months ended March 31, 2026, was 24.0 percent, compared to 23.1 percent for the same period in 2025. The increase of 0.9 percentage points for the three months ended March 31, 2026, was due to increased non-U.S. rate differences, U.S. tax on foreign items net of credits and effects of share-based compensation. This was partially offset by the effects of U.S. permanent differences. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the three reportable segments discussed below. As of first quarter of 2026, the manufacturing facilities in the beverage packaging, other non-reportable segment are now included in the beverage packaging, EMEA segment. In addition, the company made changes to its measure of profitability, comparable segment operating earnings, which better aligns to how the CODM assesses segment performance and resource allocation. The company’s segment results and disclosures for the three months ended March 31, 2025, have been retrospectively recast to conform to current year presentation. See Note 3 for further details on the changes to segment results.

Beverage Packaging, North and Central America

	Three Months Ended March 31,
($ in millions)	2026	2025

Net sales	$1,776	$1,463
Comparable operating earnings	205	200
Comparable operating earnings as a % of segment net sales	12%	14%

Ball acquired an aluminum beverage can manufacturing facility in Winter Haven, Florida, in the first quarter of 2025 as part of its acquisition of Florida Can Manufacturing. See Note 4 for further details on the acquisition.

Segment sales for the three months ended March 31, 2026, were $313 million higher compared to the same period in 2025. The increase for the three months ended March 31, 2026, was primarily due to increases of $271 million from price/mix, mainly from higher aluminum prices, and $42 million from higher volume.

Comparable operating earnings for the three months ended March 31, 2026, were $5 million higher compared to the same period in 2025. The increase for the three months ended March 31, 2026, was primarily due to increases of $29 million from higher volume and $26 million from price/mix, partially offset by $49 million from higher costs.

Beverage Packaging, EMEA

	Three Months Ended March 31,
($ in millions)	2026	2025

Net sales	$1,111	$958
Comparable operating earnings	134	111
Comparable operating earnings as a % of segment net sales	12%	12%

Ball acquired an 80 percent capital share of Benepack’s European beverage can manufacturing business from ORG Technology Co. Ltd. (ORG), in the first quarter of 2026. See Note 4 for further details on the acquisition.

Segment sales for the three months ended March 31, 2026, were $153 million higher compared to the same period in 2025. The increase for the three months ended March 31, 2026, was primarily due to increases of $32 million from higher volume and $92 million from currency translation.

Comparable operating earnings for the three months ended March 31, 2026, were $23 million higher compared to the same period in 2025. The increase for the three months ended March 31, 2026, was primarily due to higher volume and currency translation.

Beverage Packaging, South America

	Three Months Ended March 31,
($ in millions)	2026	2025

Net sales	$585	$544
Comparable operating earnings	67	67
Comparable operating earnings as a % of segment net sales	11%	12%

Segment sales for the three months ended March 31, 2026, were $41 million higher compared to the same period in 2025. The increase for the three months ended March 31, 2026, was primarily due to higher price/mix of $55 million, mainly from higher aluminum prices, partially offset by a decrease from lower volume.

Comparable operating earnings for the three months ended March 31, 2026, were flat when compared to the same period in 2025. This was primarily due to an increase in price/mix, offset by decreases from higher costs and lower volume.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the consolidated financial statements included within Item 1 of this report on Form 10-Q.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Our primary sources of liquidity are cash provided by operating activities and external borrowings. We believe that cash flows from operating activities and cash provided by short-term, long-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, anticipated share repurchases and anticipated capital expenditures. We have limited near-term debt maturities and our senior credit facilities are in place until 2030. The following table summarizes our cash flows:

	Three Months Ended March 31,
($ in millions)	2026	2025

Cash flows provided by (used in) operating activities	$(777)	$(665)
Cash flows provided by (used in) investing activities	(306)	(207)
Cash flows provided by (used in) financing activities	605	396

Cash flows used in operating activities were $777 million in 2026, primarily driven by working capital outflow of $1.15 billion, partially offset by earnings from continuing operations of $205 million and a reconciling adjustment to operating cash flow of $159 for depreciation and amortization. In a dynamic economic environment, payment terms with our customers and vendors become a more important element of total mix of information used to negotiate our contract terms. At March 31, 2026, a change of one day in days sales outstanding will impact cash flows provided by (used in) operating activities by $40 million, a change of one day in days payable outstanding will impact cash flows provided by (used in) operating activities by $33 million and a change of one day in days inventory on hand will impact cash flows provided by (used in) operating activities by $33 million.

Cash flows used in investing activities were $306 million in 2026, primarily driven by capital expenditures of $161 million, $75 million of cash consideration, net of cash acquired, for the acquisition of Benepack’s European beverage can manufacturing business and $52 million for the purchase of notes linked to the stock market performance of ORG. See Note 4 for further details on the acquisition. See Note 13 for further details on the equity-linked notes.

Cash flows provided by financing activities were $605 million in 2026, primarily driven by a net inflow from long-term and short-term borrowing of $650 million. See Note 15 for further details on the company’s borrowings and additional amounts available.

We have entered into several regional accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.77 billion and $1.82 billion at March 31, 2026, and December 31, 2025, respectively. A total of $308 million and $364 million were available for sale under these programs as of March 31, 2026, and December 31, 2025, respectively. The company has recorded expense related to its factoring programs of $10 million for the three months ended March 31, 2026, and 2025, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's regional supplier finance programs was $229 million and $424 million at March 31, 2026, and December 31, 2025, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

Contributions to the company’s defined benefit pension plans were $7 million in the first three months of 2026 and 2025, and such contributions are expected to be approximately $29 million for the full year of 2026. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. The company anticipates a “buy-out” for its U.K. defined benefit pension plan will occur within the second half of 2026, which will trigger a pension settlement that will result in all plan balances, including accumulated pension components within other comprehensive income, being charged to expense as a noncash settlement charge. As of March 31, 2026, accumulated other comprehensive income included $463 million of unrecognized pension losses, expected to be recognized upon settlement.

The company expects that 2026 capital expenditures for property, plant and equipment will likely be in the range of $600 million. Approximately $280 million of capital expenditures for property, plant and equipment were contractually committed as of March 31, 2026, and the company intends to return approximately $210 million to shareholders in the form of dividends for the full year of 2026, inclusive of the cash dividend of 20 cents per share, payable June 15, 2026, to shareholders of record as of June 1, 2026.

As of March 31, 2026, approximately $622 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term, revolving credit facilities, uncommitted short-term credit facilities and accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company had immaterial share repurchase activity during the three months ended March 31, 2026, compared to $555 million of repurchases during the same period of 2025. The company plans to continue capital return to shareholders via an estimated $600 million in share repurchases in 2026.

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations. At March 31, 2026, $2.93 billion remains available to be repurchased.

Debt Facilities and Other Activities

Given our cash flow projections and unused credit facilities that are available until November 2030, our liquidity is expected to meet our ongoing cash and debt service requirements. Total debt of $7.86 billion and $7.01 billion was outstanding at March 31, 2026, and December 31, 2025, respectively.

The company’s senior credit facilities include a $1.50 billion term loan and long-term multi-currency revolving facilities that mature in November 2030, which provide the company with up to U.S. dollar equivalent of $2.00 billion.

At March 31, 2026, approximately $1.24 billion was available under the company’s long-term, multi-currency committed revolving credit facilities. The company also had approximately $940 million of short-term uncommitted credit facilities available at March 31, 2026, of which $139 million was outstanding and due on demand. At December 31, 2025, the company had $19 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with the leverage ratio requirement at March 31, 2026, and for all prior periods presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of March 31, 2026. As of March 31, 2026, the company could borrow an additional $1.93 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report.

Benepack

In January 2026, the company acquired an 80 percent capital share of Benepack’s European beverage can manufacturing business from ORG Technology Co. Ltd. The business includes two manufacturing facilities, one in Belgium and one in Hungary, and are included in Ball’s beverage packaging, EMEA, segment. See Note 4 for further details.

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

The following summarized financial information relates to the obligor group as of March 31, 2026, and December 31, 2025. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

Three Months Ended
($ in millions)	March 31, 2026

Net sales	$1,751
Gross profit (a)	208
Net earnings	112
Net earnings attributable to Ball Corporation	112
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $41 million for the three months ended March 31, 2026.

	March 31,	December 31,
($ in millions)	2026	2025

Current assets	$2,637	$2,222
Noncurrent assets	13,630	13,453
Current liabilities	3,778	3,399
Noncurrent liabilities	12,843	12,761

Included in the amounts disclosed in the table above, at March 31, 2026, and December 31, 2025, the obligor group held receivables due from other subsidiary companies of $795 million and $503 million, respectively, long-term notes receivable due from other subsidiary companies of $10.07 billion and $9.93 billion, respectively, payables due to other subsidiary companies of $1.09 billion, and long-term notes payable due to other subsidiary companies of $5.06 billion and $4.97 billion, respectively.

For the three months ended March 31, 2026, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $183 million, net credits from them of $13 million, and net interest income from them of $70 million.

A description of the terms and conditions of the company’s debt guarantees is located in Note 22 of Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company employs established risk management policies and procedures which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates, net investments in foreign operations and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to set off any amounts owed with regard to open derivative positions. Further details are available in Item 7A within Ball’s 2025 Annual Report on Form 10-K filed on February 19, 2026, and in Note 20 accompanying the consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “will,” “believe,” “likely,” “continue,” “goal” and similar expressions typically identify forward looking statements, which are generally any statements other than statements of historical fact. For example, the forward-looking statements in this Form 10-Q include statements relating to our plans, expectations and intentions. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements, and they should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. Ball undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Ball’s Form 10-K, which are available on Ball’s website and at www.sec.gov. Additional factors include among others: supply and demand constraints, fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; power and supply chain interruptions; customer and supplier consolidation; changes in major customer or supplier contracts or loss of a major customer or supplier; inability to pass-through increased costs; footprint adjustments and other manufacturing changes, including the opening and closing of facilities and lines; failure to achieve synergies, productivity improvements or cost reductions; war, political instability, sanctions, and other uncertainties surrounding geopolitical events and governmental policies including relating to the conflicts between the United States and Iran, and Russia and Ukraine and the impact of these conflicts on Ball’s operations in Europe, the Middle East and Africa regions; changes in foreign exchange or tax rates; tariffs, trade actions, or other governmental actions; unfavorable mandatory deposit or packaging laws; regulatory actions or issues including those related to tax, environmental regulation, social and governance reporting, competition, health and workplace safety, including governmental actions or public concerns affecting products filled in Ball’s containers, or chemicals or substances used in raw materials or in the manufacturing process; changes in climate and weather and related events such as drought, wildfires, storms, hurricanes, tornadoes and floods; the extent to which sustainability-related opportunities arise and can be capitalized upon; changes in senior management, succession, and the ability to attract and retain skilled labor; strikes; disease; pandemic; labor cost changes; technological developments and innovations; the ability to manage cyber threats; litigation; inflation; pension changes; changes in the rates of return on assets of Ball’s defined benefit retirement plans; reduced cash flow; interest rates affecting Ball’s debt; successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on Ball’s operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended March 31, 2026, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 1A. Risk Factors

There were no changes required to be reported under Item 1A for the three months ended March 31, 2026.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the company’s repurchases of its common stock during the first quarter of 2026.

Purchases of Securities
	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2026	—	$—	—	$2,925,127,964
February 1 to February 28, 2026	19,752	52.97	19,752	2,924,081,701
March 1 to March 31, 2026	—	—	—	2,924,081,701
Total	19,752		19,752
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 29, 2025, the Board approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2026.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended March 31, 2026.

Item 6.     Exhibits

3(i)	Articles of Incorporation of Ball Corporation as amended, (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025) filed August 5, 2025.

3(ii)	Bylaws of Ball Corporation as amended, (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025) filed August 5, 2025.

10.1	First Amendment to the Ball Corporation Amended and Restated 2013 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 17, 2026.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Ronald J. Lewis, Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Daniel J. Rabbitt, Senior Vice President and Chief Financial Officer of Ball Corporation.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by Ronald J. Lewis, Chief Executive Officer of Ball Corporation.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Condensed Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Daniel J. Rabbitt
Daniel J. Rabbitt
Senior Vice President and Chief Financial Officer

Date:	May 5, 2026