Form 10-Q
period 2026-06-30
BALL Corp
filed 2026-08-04
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: 303/469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at July 31, 2026
Common Stock, without par value	BALL	NYSE	264,703,357 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2026	2025	2026	2025

Net sales	$3,997	$3,338	$7,600	$6,435

Cost of sales (excluding depreciation and amortization)	(3,300)	(2,690)	(6,257)	(5,183)
Depreciation and amortization	(165)	(155)	(324)	(305)
Selling, general and administrative	(163)	(137)	(313)	(286)
Business consolidation and other activities	(22)	(12)	(33)	(25)
Interest income	10	5	20	12
Interest expense	(79)	(81)	(157)	(151)

Earnings before taxes	278	268	536	497
Tax (provision) benefit	(65)	(61)	(127)	(114)
Equity in results of affiliates, net of tax	10	8	19	13
Earnings from continuing operations	223	215	428	396
Discontinued operations, net of tax	—	—	—	(2)
Net earnings	223	215	428	394
Net earnings attributable to noncontrolling interests	2	3	2	3
Net earnings attributable to Ball Corporation	$221	$212	$426	$391

Earnings per share:
Basic - continuing operations	$0.83	$0.77	$1.60	$1.41
Basic - discontinued operations	—	—	—	(0.01)
Total basic earnings per share	$0.83	$0.77	$1.60	$1.40

Diluted - continuing operations	$0.83	$0.76	$1.59	$1.40
Diluted - discontinued operations	—	—	—	(0.01)
Total diluted earnings per share	$0.83	$0.76	$1.59	$1.39

Weighted average shares outstanding: (000s)
Basic	265,777	276,102	265,778	279,677
Diluted	267,139	277,771	267,271	281,405

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025

Net earnings	$223	$215	$428	$394

Other comprehensive earnings (loss):
Currency translation adjustment	11	43	(10)	117
Pension and other postretirement benefits	11	(38)	22	(53)
Derivatives designated as hedges	62	(36)	82	(38)
Total other comprehensive earnings (loss)	84	(31)	94	26
Tax (provision) benefit	(20)	18	(27)	22
Total other comprehensive earnings (loss), net of tax	64	(13)	67	48

Total comprehensive earnings	287	202	495	442
Comprehensive earnings attributable to noncontrolling interests	2	3	2	3
Comprehensive earnings attributable to Ball Corporation	$285	$199	$493	$439

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2026	2025

Assets
Current assets
Cash and cash equivalents	$491	$1,212
Receivables, net	3,262	2,606
Inventories, net	2,517	2,013
Other current assets	365	265
Current assets held for sale	16	17
Total current assets	6,651	6,113
Noncurrent assets
Property, plant and equipment, net	6,783	6,656
Goodwill	4,397	4,379
Intangible assets, net	908	982
Other assets	1,371	1,394
Total assets	$20,110	$19,524

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$692	$21
Accounts payable	4,549	4,452
Accrued employee costs	236	303
Other current liabilities	744	711
Total current liabilities	6,221	5,487
Noncurrent liabilities
Long-term debt	6,528	6,991
Employee benefit obligations	468	499
Deferred taxes	691	655
Other liabilities	436	471
Total liabilities	14,344	14,103

Equity
Common stock (685,983,461 shares issued - 2026; 685,107,438 shares issued - 2025)	1,447	1,422
Retained earnings	12,538	12,219
Accumulated other comprehensive earnings (loss)	(802)	(869)
Treasury stock, at cost (421,377,635 shares - 2026; 419,733,252 shares - 2025)	(7,437)	(7,351)
Total Ball Corporation shareholders' equity	5,746	5,421
Noncontrolling interests	20	—
Total equity	5,766	5,421
Total liabilities and equity	$20,110	$19,524

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in millions)	2026	2025

Cash Flows from Operating Activities
Net earnings	$428	$394
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	324	305
Business consolidation and other activities	33	25
Deferred tax provision (benefit)	24	(43)
Loss on Aerospace disposal	—	3
Pension contributions	(15)	(15)
Other, net	49	(164)
Changes in working capital components, net of acquisitions and dispositions	(1,012)	(838)
Cash provided by (used in) operating activities	(169)	(333)

Cash Flows from Investing Activities
Capital expenditures	(302)	(177)
Business acquisitions, net of cash acquired	(76)	(158)
Business dispositions, net of cash sold	—	4
Derivative settlements	(11)	(66)
Other, net	(48)	6
Cash provided by (used in) investing activities	(437)	(391)

Cash Flows from Financing Activities
Long-term borrowings	1,505	2,930
Repayments of long-term borrowings	(1,281)	(1,624)
Net change in short-term borrowings	(145)	(76)
Acquisitions of treasury stock	(115)	(1,022)
Common stock dividends	(107)	(112)
Other, net	17	(8)
Cash provided by (used in) financing activities	(126)	88

Effect of exchange rate changes on cash	12	23

Change in cash, cash equivalents and restricted cash	(720)	(613)
Cash, cash equivalents and restricted cash - beginning of period	1,221	931
Cash, cash equivalents and restricted cash - end of period	$501	$318

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

Certain prior year amounts have been reclassified to conform to the current year’s presentation, including changes made during the first quarter of 2026 to the Company’s reportable segments and measure of segment profitability. See Note 3 for details.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In 2025, amended guidance was issued by the FASB with the goal of improving efficiencies associated with the measurement of credit losses for accounts receivable and contract assets by allowing entities to elect a practical expedient for measurement. The company applied the practical expedient prospectively beginning in the first quarter of 2026, the adoption did not have a material impact on its consolidated financial statements.

New Accounting Guidance and Disclosure Requirements

Environmental Credits and Environmental Credit Obligations

In 2026, new guidance was issued by the Financial Accounting Standards Board (FASB) with the goal to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. The company is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to adopt the guidance on a retrospective basis, as detailed in the standard, in 2028.

Hedge Accounting Improvements

In 2025, new guidance was issued by the Financial Accounting Standards Board (FASB) with the goal of improving hedge accounting via five targeted improvements. The company is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to adopt the guidance on a prospective basis in 2027.

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

3.     Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the three reportable segments outlined below. During the first quarter of 2026, the company implemented changes to its internal reporting structure to align with segment leadership and how the business is managed by the chief operating decision maker (CODM). As a result, the company’s plants in the former beverage packaging, other non-reportable segment have been included in the beverage packaging, EMEA segment. In addition, the company made changes to its measure of profitability, comparable segment operating earnings, which better aligns to how the CODM assesses segment performance and resource allocation. The changes are captured in the reconciling items table below. The company’s segment results and disclosures for the three and six months ended June 30, 2025, have been retrospectively recast to conform to current year presentation.

Beverage packaging, North and Central America: Consists of operations in the U.S., Canada and Mexico that manufacture and sell aluminum beverage containers throughout those countries.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

On August 27, 2025, the company sold 41 percent of its 51 percent ownership interest in Ball United Arab Can Manufacturing Company, which resulted in Ball deconsolidating the business and retaining a 10 percent ownership interest. The financial results of the Saudi Arabian business, are presented in beverage packaging, EMEA in the tables below through the date of the transaction.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025

Net sales
Beverage packaging, North and Central America	$2,006	$1,613	$3,782	$3,076
Beverage packaging, EMEA	1,242	1,123	2,353	2,081
Beverage packaging, South America	591	477	1,176	1,021
Reportable segment sales	3,839	3,213	7,311	6,178
Other	158	125	289	257
Net sales	$3,997	$3,338	$7,600	$6,435

Comparable segment operating earnings (a)
Beverage packaging, North and Central America	$207	$212	$412	$412
Beverage packaging, EMEA	162	152	296	263
Beverage packaging, South America	82	50	149	117
Reportable segment comparable operating earnings	451	414	857	792
Other (b)	(18)	(12)	(37)	(38)

Reconciling items, net	(155)	(134)	(284)	(257)

Earnings before taxes	$278	$268	$536	$497

Reconciling items:
Business consolidation and other activities	(22)	(12)	(33)	(25)
Factoring fee expense (c)	(10)	(9)	(20)	(19)
FX gain (loss) (c)	4	6	23	13
Intangible amortization	(38)	(38)	(75)	(74)
Interest expense	(79)	(81)	(157)	(151)
Interest income	10	5	20	12
Stock-based compensation expense (c)	(7)	(10)	(13)	(18)
Unrealized gain (loss) on equity-linked notes (c)	(13)	—	(27)	—
Other, net (c)	—	5	(2)	5
Reconciling items, net	$(155)	$(134)	$(284)	$(257)
(a)	The difference between reportable segment net sales and comparable operating earnings is comprised of other segment items. Other segment items include cost of sales, depreciation, and selling, general and administrative, adjusted for other items, identified by (c) above. The CODM does not receive or use these amounts at the reportable segment level. However, the CODM is provided these amounts at a consolidated level to manage operations.
(b)	Includes undistributed corporate expenses, net, of $45 million and $30 million for the three months ended June 30, 2026, and 2025, respectively; and $83 million and $73 million for the six months ended June 30, 2026 and 2025, respectively.
(c)	During the first quarter of 2026, the company changed its measure of comparable segment operating earnings to exclude these amounts, as well as interest income and total intangible amortization.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025

Depreciation and amortization
Beverage packaging, North and Central America	$57	$57	$112	$113
Beverage packaging, EMEA	58	51	114	100
Beverage packaging, South America	37	36	74	72
Reportable segment depreciation and amortization	152	144	300	285
Other	13	11	24	20
Depreciation and amortization	$165	$155	$324	$305

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

The valuation by management of certain assets and liabilities remains in process. As such, the purchase price allocation recognized in the unaudited condensed consolidated balance sheet is provisional and based upon preliminary estimates. The company expects the final accounting to be completed within one year of the acquisition.

The following table summarizes the consideration paid for Benepack’s European beverage can manufacturing business and the preliminary amounts assigned for the assets acquired and liabilities assumed, as well as the fair value of the noncontrolling interest at the acquisition date:

($ in millions)

Cash and cash equivalents	$19
Receivables	38
Inventories	35
Other current assets	4
Property, plant and equipment	167
Goodwill	60
Total assets acquired	$323

Short-term borrowings and current portion of long-term debt	176
Accounts payable	21
Accrued employee costs	2
Other current liabilities	3
Other liabilities	7
Total liabilities assumed	$209

Net assets acquired	114

Noncontrolling interests	19
Aggregate value of cash consideration paid	$95

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Benepack contributed sales of $49 million and $76 million for the three and six months ended June 30, 2026, respectively, and operating earnings of $8 million and $11 million for the three and six months ended June 30, 2026, respectively.

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

Aluminum Cups

On March 21, 2025, Ball and Ayna.AI LLC (Ayna) executed a Unit Purchase Agreement to form a strategic partnership in which Ball owns a 49 percent interest. Ball’s interest in the entity, Oasis Venture Holdings LLC (“Oasis”), is accounted for under the equity method of accounting. For the six months ended June 30, 2025, Ball recorded losses of $7 million, relating to the transaction in business consolidation and other activities in the unaudited condensed consolidated statement of earnings.

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

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

2026	$753	$3,244	$3,997	$1,367	$6,233	$7,600
2025	568	2,770	3,338	1,112	5,323	6,435

The company did not have any contract assets at either June 30, 2026, or December 31, 2025. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2025	$74	$2
Increase (decrease)	15	—
Balance at June 30, 2026	$89	$2

During the six months ended June 30, 2026, contract liabilities increased by $15 million, which is net of cash received of $20 million, and amounts recognized as sales of $5 million, the majority of which related to current contract liabilities. The amount of sales recognized in the six months ended June 30, 2026, that was included in the opening contract liabilities balance was $5 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences between the company’s performance and the customers’ payments. Current contract liabilities are classified within other current

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

liabilities on the unaudited condensed consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

6.     Business Consolidation and Other Activities

2026

During the three and six months ended June 30, 2026, the company recorded net charges of $22 million and $33 million, respectively. During the three and six months ended June 30, 2026, the net charges were primarily composed of expenses associated with tariff contingencies where the company is seeking recovery and costs for previously announced facility closures.

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

7.	Supplemental Cash Flow Statement and Other Disclosures

	June 30,
($ in millions)	2026	2025

Beginning of period:
Cash and cash equivalents	$1,212	$885
Current restricted cash (included in other current assets)	7	8
Noncurrent restricted cash (included in other assets)	2	6
Cash reported in current assets held for sale	—	32
Total cash, cash equivalents and restricted cash	$1,221	$931

End of period:
Cash and cash equivalents	$491	$296
Current restricted cash (included in other current assets)	8	6
Noncurrent restricted cash (included in other assets)	2	7
Cash reported in current assets held for sale	—	9
Total cash, cash equivalents and restricted cash	$501	$318

The company’s restricted cash is primarily related to receivables factoring programs and represents amounts collected from customers that have not yet been remitted to the banks as of the end of the reporting period. Restricted cash also relates to consideration owed for business acquisitions.

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the unaudited condensed consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid is as follows:

	June 30,
($ in millions)	2026	2025

Beginning of period:
PP&E acquired but not yet paid	$161	$96

End of period:
PP&E acquired but not yet paid	$146	$104

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Supplier Finance Programs

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's regional supplier finance programs was $276 million and $424 million at June 30, 2026, and December 31, 2025, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

8.     Receivables, Net

	June 30,	December 31,
($ in millions)	2026	2025

Trade accounts receivable	$2,081	$1,410
Unbilled receivables	693	661
Less: Allowance for doubtful accounts	(16)	(14)
Net trade accounts receivable	2,758	2,057
Other receivables	504	549
	$3,262	$2,606

The company has entered into several regional accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.73 billion and $1.82 billion at June 30, 2026, and December 31, 2025, respectively. A total of $216 million and $364 million were available for sale under these programs as of June 30, 2026, and December 31, 2025, respectively. The company has recorded expenses related to its factoring programs of $10 million and $9 million for the three months ended June 30, 2026, and 2025, respectively, and $20 million and $19 million for the six months ended June 30, 2026, and 2025, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

9.     Inventories, Net

	June 30,	December 31,
($ in millions)	2026	2025

Raw materials and supplies	$1,930	$1,483
Finished goods	685	619
Less: Inventory reserves	(98)	(89)
	$2,517	$2,013

10.     Property, Plant and Equipment, Net

	June 30,	December 31,
($ in millions)	2026	2025

Land	$225	$225
Buildings	2,007	1,935
Machinery and equipment	8,444	8,194
Construction-in-progress	925	932
	11,601	11,286
Accumulated depreciation	(4,818)	(4,630)
	$6,783	$6,656

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Depreciation expense was $127 million and $117 million for the three months ended June 30, 2026, and 2025, respectively, and $249 million and $231 million for the six months ended June 30, 2026, and 2025, respectively.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Other	Total

Balance at December 31, 2025	$1,277	$1,457	$1,300	$345	$4,379
Additions	—	60	—	—	60
Effects of currency exchange	—	(41)	—	(1)	(42)
Balance at June 30, 2026	$1,277	$1,476	$1,300	$344	$4,397

12.    Intangible Assets, Net

	June 30,	December 31,
($ in millions)	2026	2025

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.35 billion at June 30, 2026, and $1.30 billion at December 31, 2025)	$862	$940
Capitalized software (net of accumulated amortization of $184 million at June 30, 2026, and $181 million at December 31, 2025)	20	22
Other intangibles (net of accumulated amortization of $18 million at June 30, 2026, and $16 million at December 31, 2025)	26	20
	$908	$982

Total amortization expense of intangible assets was $38 million for the three months ended June 30, 2026, and 2025, and $75 million and $74 million for the six months ended June 30, 2026, and 2025, respectively.

13.    Other Assets

	June 30,	December 31,
($ in millions)	2026	2025

Long-term pension assets	$46	$37
Right-of-use operating lease assets	354	355
Investments in affiliates	259	257
Long-term deferred tax assets	38	64
Other	674	681
	$1,371	$1,394

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

In 2025, Ball acquired $99 million of equity-linked notes. These notes are linked to the stock market performance of ORG Technology Co. Ltd. (ORG) Class A shares, the equity investee of the issuer of the notes. The notes, accounted for using the fair value option, mature in September and December 2028 and are classified as Level 3 within the fair value hierarchy. The fair value of the equity-linked notes, classified in other assets on the unaudited condensed consolidated balance sheets, was $73 million and $101 million as of June 30, 2026 and December 31, 2025, respectively. The related losses recognized for the three and six months ended June 30, 2026, were $13 million and $27 million respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, land and other types of equipment. The company also enters into finance leases for certain plant equipment. Supplemental balance sheet information related to the company’s leases follows:

		June 30,	December 31,
($ in millions)	Balance Sheet Location	2026	2025

Operating leases:
Operating lease ROU asset	Other assets	$354	$355
Current operating lease liabilities	Other current liabilities	83	78
Noncurrent operating lease liabilities	Other liabilities	279	283
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	6	7
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	5	6

15.    Debt

Long-term debt outstanding and interest rates in effect, along with short-term debt outstanding, consisted of the following:

	June 30,	December 31,
($ in millions)	2026	2025

Senior Notes
1.50%, euro denominated, due March 2027	$628	$646
6.00% due June 2029	1,000	1,000
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
4.25%, euro denominated, due July 2032	971	998
5.50% due September 2033	750	750
Senior Credit Facility (at variable rates)
U.S. dollar revolver due November 2030 (4.61% - 2026)	225	—
Multi-currency revolver due November 2030	—	—
Term A loan due November 2030 (4.64% - 2026)	1,500	1,500
Finance lease obligations	7	8
Other (including debt issuance costs)	(54)	(59)
	7,177	6,993
Less: Current portion of long-term debt	(649)	(2)
Long-term debt	$6,528	$6,991

Short-term debt
Current portion of long-term debt	$649	$2
Short-term uncommitted credit facilities	43	19
Short-term debt and current portion of long-term debt	$692	$21

The company’s senior credit facilities include a $1.50 billion term loan and long-term multi-currency revolving facilities that mature in November 2030, which provide the company with up to U.S. dollar equivalent of $2.00 billion. At June 30, 2026, $1.71 billion was available under these revolving credit facilities. The company had approximately $942 million of short-term uncommitted credit facilities available at June 30, 2026.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

During the first quarter of 2026, Ball paid down $137 million of short-term borrowings assumed as part of the Benepack acquisition. See Note 4 for further details on the acquisition.

The fair value of Ball’s long-term debt was estimated to be $7.01 billion and $6.89 billion at June 30, 2026, and December 31, 2025, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of March 31, 2027. The company was in compliance with the leverage ratio requirement at June 30, 2026, and for all prior periods presented, and has met all debt payment obligations.

16. Taxes on Income

The company’s effective tax rate was 23.4 percent and 23.7 percent for the three and six months ended June 30, 2026, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and six months ended June 30, 2026, increased by 3.6 and 3.5 percentage points, respectively, for non-U.S. rate differences, increased by 1.9 and 1.8 percentage points, respectively, for U.S. taxes on foreign income net of credits and decreased by 2.5 and 2.6 percentage points, respectively, for tax holidays.

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

17.    Employee Benefit Obligations

	June 30,	December 31,
($ in millions)	2026	2025

Underfunded defined benefit pension liabilities	$176	$191
Less: Current portion	(19)	(19)
Long-term defined benefit pension liabilities	157	172
Long-term retiree medical liabilities	75	77
Deferred compensation plans	170	178
Other	66	72
	$468	$499

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended June 30,
	2026			2025
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$3	$—	$3	$3	$—	$3
Interest cost	13	22	35	15	23	38
Expected return on plan assets	(19)	(21)	(40)	(20)	(22)	(42)
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial loss	—	5	5	1	4	5
Total net periodic benefit cost	$(3)	$6	$3	$(1)	$5	$4

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2026			2025
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$6	$—	$6	$7	$—	$7
Interest cost	25	45	70	29	45	74
Expected return on plan assets	(38)	(43)	(81)	(40)	(43)	(83)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	1	9	10	2	8	10
Total net periodic benefit cost	$(6)	$12	$6	$(2)	$11	$9

Non-service pension expense of $1 million for the three months ended June 30, 2025, and expense of $2 million for the six months ended June 30, 2025, is included in selling, general and administrative in the unaudited condensed consolidated statements of earnings.

Contributions to the company’s defined benefit pension plans were $15 million for the first six months of 2026 and 2025, and such contributions are expected to be approximately $29 million for the full year of 2026. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

In November 2023, the Trustee Board of the U.K. defined benefit pension plan entered into an agreement with an insurance company for a bulk annuity purchase, or “buy-in”, for its U.K. defined benefit pension plan to reduce retirement plan risk, while delivering promised benefits to plan participants. This transaction allows the company to reduce volatility by removing investment, longevity, mortality, interest rate and inflation risk upon the transfer of substantially all of the pension plan assets to the insurer in exchange for the group annuity insurance contract. At this time the company retains both the fair value of the annuity contract within plan assets and the pension benefit obligations related to these participants. The plan was frozen on April 5, 2024, and future service accruals were replaced with defined contribution benefits for the impacted employees. The company anticipates the “buy-out” will occur in third quarter of 2026, which will trigger a pension settlement that will result in all plan balances, including accumulated pension components within other comprehensive income, being charged to expense as a noncash settlement charge. As of June 30, 2026, accumulated other comprehensive income included $454 million of unrecognized pension losses, expected to be recognized upon settlement.

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at March 31, 2026	685,842	$1,437	(419,674)	$(7,341)	$12,370	$(866)	$19	$5,619
Net earnings	—	—	—	—	221	—	2	223
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	64	—	64
Common dividends	—	—	—	—	(53)	—	—	(53)
Treasury stock purchases	—	—	(1,784)	(102)	—	—	—	(102)
Treasury shares reissued	—	—	80	3	—	—	—	3
Shares issued and stock-based compensation, net of shares exchanged	141	10	—	—	—	—	—	10
Distributions from deferred compensation plans and other activity	—	—	—	3	—	—	(1)	2
Balance at June 30, 2026	685,983	$1,447	(421,378)	$(7,437)	$12,538	$(802)	$20	$5,766

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at March 31, 2025	684,673	$1,401	(405,213)	$(6,607)	$11,649	$(942)	$68	$5,569
Net earnings	—	—	—	—	212	—	3	215
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(13)	—	(13)
Common dividends	—	—	—	—	(55)	—	—	(55)
Treasury stock purchases	—	—	(7,598)	(456)	—	—	—	(456)
Treasury shares reissued	—	—	11	3	—	—	—	3
Shares issued and stock-based compensation, net of shares exchanged	175	13	—	—	—	—	—	13
Distributions from deferred compensation plans and other activity	—	—	—	1	—	—	—	1
Balance at June 30, 2025	684,848	$1,414	(412,800)	$(7,059)	$11,806	$(955)	$71	$5,277

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2025	685,107	$1,422	(419,733)	$(7,351)	$12,219	$(869)	$—	$5,421
Net earnings	—	—	—	—	426	—	2	428
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	67	—	67
Common dividends	—	—	—	—	(107)	—	—	(107)
Treasury stock purchases	—	—	(1,804)	(103)	—	—	—	(103)
Treasury shares reissued	—	—	159	5	—	—	—	5
Shares issued and stock-based compensation, net of shares exchanged	876	25	—	—	—	—	—	25
Business acquisitions	—	—	—	—	—	—	19	19
Distributions from deferred compensation plans and other activity	—	—	—	12	—	—	(1)	11
Balance at June 30, 2026	685,983	$1,447	(421,378)	$(7,437)	$12,538	$(802)	$20	$5,766

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2024	684,168	$1,395	(394,790)	$(6,057)	$11,527	$(1,003)	$68	$5,930
Net earnings	—	—	—	—	391	—	3	394
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	48	—	48
Common dividends	—	—	—	—	(112)	—	—	(112)
Treasury stock purchases	—	—	(18,092)	(1,016)	—	—	—	(1,016)
Treasury shares reissued	—	—	82	6	—	—	—	6
Shares issued and stock-based compensation, net of shares exchanged	680	19	—	—	—	—	—	19
Distributions from deferred compensation plans and other activity	—	—	—	8	—	—	—	8
Balance at June 30, 2025	684,848	$1,414	(412,800)	$(7,059)	$11,806	$(955)	$71	$5,277

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2025	$(484)	$(416)	$31	$(869)
Other comprehensive earnings (loss) before reclassifications	(9)	8	63	62
Amounts reclassified into earnings	—	8	(3)	5
Balance at June 30, 2026	$(493)	$(400)	$91	$(802)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(68)	$17	$(110)	$12
Commodity contracts recorded in cost of sales	48	(1)	76	2
Currency exchange contracts recorded in cost of sales	2	—	2	—
Currency exchange contracts recorded in selling, general and administrative	34	(73)	35	(101)
Interest rate contracts recorded in interest expense	(10)	3	1	3
Total before tax effect	6	(54)	4	(84)
Tax benefit (expense) on amounts reclassified into earnings	(1)	14	(1)	21
Recognized gain (loss), net of tax	$5	$(40)	$3	$(63)

Amortization and disposal of pension and other postretirement benefits:
Actuarial gains (losses)	$(5)	$(4)	$(9)	$(8)
Prior service income (expense)	(1)	(1)	(1)	(1)
Total before tax effect	(6)	(5)	(10)	(9)
Tax benefit (expense) on amounts reclassified into earnings	1	1	2	2
Recognized gain (loss), net of tax	$(5)	$(4)	$(8)	$(7)

19.    Earnings and Dividends Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts; shares in thousands)	2026	2025	2026	2025

Earnings from continuing operations attributable to Ball Corporation, net of tax	$221	$212	$426	$393
Discontinued operations, net of tax	—	—	—	(2)
Net earnings attributable to Ball Corporation	$221	$212	$426	$391

Basic weighted average common shares	265,777	276,102	265,778	279,677
Effect of dilutive securities	1,362	1,669	1,493	1,728
Weighted average shares applicable to diluted earnings per share	267,139	277,771	267,271	281,405

Basic - continuing operations	$0.83	$0.77	$1.60	$1.41
Basic - discontinued operations	—	—	—	(0.01)
Per basic share	$0.83	$0.77	$1.60	$1.40

Diluted - continuing operations	$0.83	$0.76	$1.59	$1.40
Diluted - discontinued operations	—	—	—	(0.01)
Per diluted share	$0.83	$0.76	$1.59	$1.39

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded options totaled approximately 4 million and 5 million for the three months ended June 30, 2026 and 2025, respectively, and 4 million and 5 million for the six months ended June 30, 2026 and 2025, respectively.

The company declared and paid dividends of $0.20 per share for the three months ended June 30, 2026 and 2025, respectively, and $0.40 per share for the six months ended June 30, 2026 and 2025.

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

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	June 30, 2026
Commercial risk area	Commodity	Currency	Interest Rate	Net Investment

Notional amount of contracts	$1,877	$3,222	$600	€1,050
Net gain (loss) included in AOCI, after-tax	89	—	2	$(65)
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	89	—	2	—

Longest duration of forecasted hedge transactions in years	1	2	1	3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In May 2025, Ball issued €850 million of 4.25% senior notes due in 2032 and designated the principal as a net investment hedge. In December 2025, Ball designated its €550 million of 1.50% senior notes due in 2027 as a net investment hedge. During the three and six months ended June 30, 2026, the company recorded a net gain of $14 million and a net gain of $34 million, after tax, respectively, in accumulated other comprehensive earnings (loss) for these nonderivative financial instruments. The net gain included in accumulated other comprehensive earnings (loss) as of June 30, 2026, was $1 million, after tax, for these nonderivative financial instruments.

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

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of June 30, 2026, and December 31, 2025, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		June 30, 2026
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$125	$—	$125
Currency contracts		23	27	50
Interest rate and other contracts		3	6	9
Total current derivative contracts	Other current assets	$151	$33	$184

Commodity contracts		$3	$—	$3
Total noncurrent derivative contracts	Other noncurrent assets	$3	$—	$3

Liabilities:
Commodity contracts		$32	$—	$32
Currency contracts		—	8	8
Net investment hedge		21	—	21
Total current derivative contracts	Other current liabilities	$53	$8	$61

Commodity contracts		$3	$—	$3
Net investment hedge		56	—	56
Total noncurrent derivative contracts	Other noncurrent liabilities	$59	$—	$59

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2025
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$72	$—	$72
Currency contracts		—	14	14
Interest rate and other contracts		1	2	3
Total current derivative contracts	Other current assets	$73	$16	$89

Commodity contracts		$5	$—	$5
Total noncurrent derivative contracts	Other noncurrent assets	$5	$—	$5

Liabilities:
Commodity contracts		$41	$1	$42
Currency contracts		35	17	52
Total current derivative contracts	Other current liabilities	$76	$18	$94

Commodity contracts		$1	$—	$1
Net investment hedge		98	—	98
Total noncurrent derivative contracts	Other noncurrent liabilities	$99	$—	$99

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, cross-currency swaps and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR). Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of June 30, 2026, has not identified any circumstances requiring the reported values of the company’s financial instruments to be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the unaudited condensed consolidated statements of earnings:

		Three Months Ended June 30,
		2026		2025
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(68)	$—	$17	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	48	(21)	(1)	6
Currency contracts - manage currency exposure	Cost of sales	2	—	—	—
Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	—	3	—
Currency contracts - manage currency exposure	Selling, general and administrative	24	5	(73)	(99)
Equity contracts	Selling, general and administrative	—	2	—	4
Total		$6	$(14)	$(54)	$(89)

		Six Months Ended June 30,
		2026		2025
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(110)	$—	$12	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	76	(33)	2	6
Currency contracts - manage currency exposure	Cost of sales	2	—	—	—
Interest rate contracts - manage exposure for outstanding debt	Interest expense	1	—	3	—
Currency contracts - manage currency exposure	Selling, general and administrative	35	14	(101)	(170)
Equity contracts	Selling, general and administrative	—	10	—	(1)
Total		$4	$(9)	$(84)	$(165)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025

Amounts reclassified into earnings:
Commodity contracts	$20	$(16)	$34	$(14)
Interest rate contracts	—	(3)	(1)	(3)
Currency exchange contracts	(26)	73	(37)	101
Change in fair value of hedges:
Commodity contracts	42	(19)	48	(19)
Interest rate contracts	1	(2)	4	(6)
Currency exchange contracts	25	(69)	34	(97)
Net investment hedge	(3)	(84)	16	(106)
Currency and tax impacts	(18)	9	(22)	8
	$41	$(111)	$76	$(136)

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety; environmental; trade compliance and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $25 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at June 30, 2026. Based on the information available at the present time, any reasonably possible loss that may be incurred in excess of the recorded accruals cannot be estimated.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The company has not recorded any material liabilities for these indemnities, commitments and guarantees in the accompanying unaudited condensed consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidence of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably estimable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third-party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to certain claims arising from these indemnifications, commitments and guarantees.

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

We purchase our raw materials from relatively few suppliers. We also have exposure to inflation, in particular the rising costs of raw materials, as well as other direct cost inputs. We mitigate our exposure to the changes in the costs of aluminum through the inclusion of provisions in contracts covering the majority of our volume to pass-through aluminum price changes, as well as through the use of derivative instruments. The pass-through provisions generally result in proportional increases or decreases in sales and costs with a reduced impact, on net earnings; however, there may be timing differences of when the costs are passed through and amounts that are not fully passed through. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contract provisions generally mitigate the risk of customer loss, and our long-term relationships represent a known, stable customer base.

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

Consolidated Sales and Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025

Net sales	$3,997	$3,338	$7,600	$6,435
Net earnings attributable to Ball Corporation	221	212	426	391
Net earnings attributable to Ball Corporation as a % of net sales	6%	6%	6%	6%

Sales in the three months ended June 30, 2026, increased $659 million compared to the same period in 2025 primarily due to increases of $542 million from price/mix, mainly from higher aluminum prices, and $65 million from higher volume. Sales in the six months ended June 30, 2026, increased $1.17 billion compared to the same period in 2025 primarily due to increases of $898 million from price/mix, mainly from higher aluminum prices, $131 million from currency translation and $97 million from higher volume.

Net earnings attributable to Ball Corporation for the three months ended June 30, 2026, increased $9 million compared to the same period in 2025 primarily due to increases from the results of the reportable segments discussed below. Net earnings attributable to Ball Corporation for the six months ended June 30, 2026, increased $35 million compared to the same period in 2025 primarily due to increases from the results of the reportable segments discussed below.

The company has experienced a trend of rising aluminum input prices and is unable to predict the future change in aluminum input prices, including the associated positive or negative impacts it will have on our financial results from our risk management programs, which primarily include aluminum pass through provisions in our customer contracts and hedging strategies.  Additionally, the company is pursuing operational excellence initiatives that are intended to reduce our fixed and variable costs to improve results in 2027 and beyond.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $3,300 million and $2,690 million for the three months ended June 30, 2026, and 2025, respectively, and $6,257 million and $5,183 million for the six months ended June 30, 2026, and 2025, respectively. These amounts represented 83 percent and 81 percent of consolidated net sales for the three months ended June 30, 2026, and 2025, respectively, and 82 percent and 81 percent of consolidated net sales for the six months ended June 30, 2026, and 2025, respectively. The increases of $610 million and $1,074 million for the three and six months ended June 30, 2026, respectively, were primarily due to higher raw materials costs of $506 million and $871 million, respectively, driven by higher aluminum prices and higher volumes.

Depreciation and Amortization

Depreciation and amortization expense was $165 million and $155 million for the three months ended June 30, 2026, and 2025, respectively, and $324 million and $305 million for the six months ended June 30, 2026, and 2025, respectively. These amounts represented 4 percent and 5 percent of consolidated net sales for the three months ended June 30, 2026, and 2025, respectively, and 4 percent and 5 percent of consolidated net sales for the six months ended June 30, 2026, and 2025, respectively.

Selling, General and Administrative

Selling, general and administrative was $163 million and $137 million for the three months ended June 30, 2026, and 2025, respectively, and $313 million and $286 million for the six months ended June 30, 2026, and 2025, respectively.

These amounts represented 4 percent of consolidated net sales for the three and six months ended June 30, 2026, and 2025. The increase for the six months ended June 30, 2026, was primarily due to a loss of $27 million recognized related to the fair value of the ORG equity-linked notes. Further details regarding equity-linked notes are provided in Note 13.

Business Consolidation and Other Activities

Business consolidation and other activities resulted in charges of $22 million and $12 million for the three months ended June 30, 2026, and 2025, respectively, and $33 million and $25 million for the six months ended June 30, 2026, and 2025, respectively. The 2026 amounts include expenses associated with tariff contingencies where the company is seeking recovery and costs for previously announced facility closures. The 2025 amounts include costs for previously announced facility closures and a loss related to the aluminum cups business transaction. The charges for the six months ended June 30, 2025, were partially offset by income from the receipt of insurance proceeds for replacement costs related to the 2023 fire at the company’s Verona, Virginia extruded aluminum slug manufacturing facility. Further details regarding business consolidation and other activities are provided in Note 6.

Interest Income

Interest income was $10 million and $5 million for the three months ended June 30, 2026, and 2025, respectively, and $20 million and $12 million for the six months ended June 30, 2026, and 2025, respectively.

Interest Expense

Interest expense was $79 million and $81 million for the three months ended June 30, 2026, and 2025, respectively, and $157 million and $151 million for the six months ended June 30, 2026, and 2025, respectively. Interest expense as a percentage of average borrowings decreased approximately 40 basis points from 4.5 percent for the three months ended June 30, 2025, to 4.1 percent for the three months ended June 30, 2026, and decreased approximately 50 basis points from 4.5 percent for the six months ended June 30, 2025, to 4.0 percent for the six months ended June 30, 2026. The decrease in interest expense for the three months ended June 30, 2026, was primarily driven by lower weighted average interest rates on outstanding debt during the year, partially offset by a higher amount of weighted average principal outstanding during the year. The interest expense increase for the six months ended June 30, 2026, was primarily driven by a higher amount of weighted average principal outstanding during the year, partially offset by a decrease from lower weighted average interest rates on outstanding debt during the year.

Income Taxes

The effective tax rate for the three and six months ended June 30, 2026, was 23.4 and 23.7 percent, respectively, compared to 22.8 and 22.9 percent for the same periods in 2025. The increases of 0.6 percentage points and 0.8 percentage points for the three and six months ended June 30, 2026, was primarily due to increased non-U.S. rate differences and U.S. taxes on foreign income net of credits. This was partially offset by the effects of state and local taxes. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the three reportable segments discussed below. As of first quarter of 2026, the manufacturing facilities in the beverage packaging, other non-reportable segment have been included in the beverage packaging, EMEA segment. In addition, the company made changes to its measure of profitability, comparable segment operating earnings, which better aligns to how the CODM assesses segment performance and resource allocation. The company’s segment results and disclosures for the three and six months ended June 30, 2025, have been retrospectively recast to conform to current year presentation. See Note 3 for further details on the changes to segment results.

Beverage Packaging, North and Central America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025

Net sales	$2,006	$1,613	$3,782	$3,076
Comparable operating earnings	207	212	412	412
Comparable operating earnings as a % of segment net sales	10%	13%	11%	13%

Ball acquired an aluminum beverage can manufacturing facility in Winter Haven, Florida, in the first quarter of 2025 as part of its acquisition of Florida Can Manufacturing. See Note 4 for further details on the acquisition.

Segment sales for the three months and six months ended June 30, 2026, were $393 million and $706 million higher, respectively, compared to the same periods in 2025. The increase for the three months ended June 30, 2026, was primarily due to increases of $380 million from price/mix, mainly from higher aluminum prices, and higher volume. The increase for the six months ended June 30, 2026, was primarily due to increases of $651 million from price/mix, mainly from higher aluminum prices, and $55 million from higher volume.

Comparable operating earnings for the three and six months ended June 30, 2026, were $5 million lower and flat, respectively, compared to the same periods in 2025. The decrease in comparable operating earnings for the three months ended June 30, 2026, was primarily due to higher costs of $44 million, primarily due to higher volumes, operating costs and plant start up costs, partially offset by $28 million from price/mix, including the timing of metal pass through to our customers. The results for the six months ended June 30, 2026, were primarily due to increases of $55 million from price/mix, including the timing of metal pass through to our customers, and $20 million from higher volume, fully offset by $74 million from higher costs, due to higher operating costs and plant start up costs.

Beverage Packaging, EMEA

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025

Net sales	$1,242	$1,123	$2,353	$2,081
Comparable operating earnings	162	152	296	263
Comparable operating earnings as a % of segment net sales	13%	14%	13%	13%

Ball acquired an 80 percent capital share of Benepack’s European beverage can manufacturing business from ORG Technology Co. Ltd. (ORG), during the first quarter of 2026. See Note 4 for further details on the acquisition.

Segment sales for the three and six months ended June 30, 2026, were $119 million and $272 million higher, respectively, compared to the same periods in 2025. The increase for the three months ended June 30, 2026, was primarily due to increases of $57 million from price/mix, $27 million from higher volume and currency translation. The increase for the six months ended June 30, 2026, was primarily due to increases of $110 million from currency translation, $68 million from price/mix and $65 million from higher volume.

Comparable operating earnings for the three and six months ended June 30, 2026, were $10 million and $33 million higher, respectively, compared to the same periods in 2025. The increase for the three months ended June 30, 2026, was primarily due to increases of $58 million from price/mix and higher volume, partially offset by higher costs of $71 million. The increase for the six months ended June 30, 2026, was primarily due increases of $58 million from price/mix, $24 million from higher volume and currency translation, partially offset by higher costs of $79 million.

Beverage Packaging, South America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025

Net sales	$591	$477	$1,176	$1,021
Comparable operating earnings	82	50	149	117
Comparable operating earnings as a % of segment net sales	14%	10%	13%	11%

Segment sales for the three and six months ended June 30, 2026, were $114 million and $155 million higher respectively, compared to the same periods in 2025. The increase for the three months ended June 30, 2026, was primarily due to higher price/mix of $93 million, mainly from higher aluminum prices, and higher volume. The increase for the six months ended June 30, 2026, was primarily due to higher price/mix of $149 million, mainly from higher aluminum prices.

Comparable operating earnings for the three and six months ended June 30, 2026, were $32 million higher, respectively, when compared to the same periods in 2025. The increase for the three months ended June 30, 2026, was primarily due to higher price/mix and higher volume. The increase for the six months ended June 30, 2026, was primarily due to higher price/mix of $47 million, partially offset by a decrease from higher costs of $24 million.

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

	Six Months Ended June 30,
($ in millions)	2026	2025

Cash flows provided by (used in) operating activities	$(169)	$(333)
Cash flows provided by (used in) investing activities	(437)	(391)
Cash flows provided by (used in) financing activities	(126)	88

Cash flows used in operating activities were $169 million in 2026, primarily driven by working capital outflow of $1.01 billion, partially offset by earnings from continuing operations of $428 million and a reconciling adjustment to operating cash flow of $324 million for depreciation and amortization. In a dynamic economic environment, payment terms with our customers and vendors become a more important element of total mix of information used to negotiate our contract terms. At June 30, 2026, a change of one day in days sales outstanding will impact cash flows provided by (used in) operating activities by $44 million, a change of one day in days payable outstanding will impact cash flows provided by (used in) operating activities by $37 million and a change of one day in days inventory on hand will impact cash flows provided by (used in) operating activities by $37 million.

Cash flows used in investing activities were $437 million in 2026, primarily driven by capital expenditures of $302 million, $76 million of cash consideration, net of cash acquired, for the acquisition of Benepack’s European beverage can manufacturing business and $52 million for the purchase of notes linked to the stock market performance of ORG. See Note 4 for further details on the acquisition. See Note 13 for further details on the equity-linked notes.

Cash flows used in financing activities were $126 million in 2026, primarily driven by outflows from the acquisition of treasury stock of $115 million and dividends paid to investors of $107 million, partially offset by a net inflow from long-term and short-term borrowing of $79 million. See Note 15 for further details on the company’s borrowings and additional amounts available.

We have entered into several regional accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.73 billion and $1.82 billion at June 30, 2026, and December 31, 2025, respectively. A total of $216 million and $364 million were available for sale under these programs as of June 30, 2026, and December 31, 2025, respectively. The company has recorded expense related to its factoring programs of $10 million and $9 million for the three months ended June 30, 2026, and 2025, respectively, and $20 million and $19 million for the six months ended June 30, 2026, and 2025, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings.

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's regional supplier finance programs was $276 million and $424 million at June 30, 2026, and December 31, 2025, respectively. These amounts are classified within accounts payable on the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

Contributions to the company’s defined benefit pension plans were $15 million in the first six months of 2026 and 2025, and such contributions are expected to be approximately $29 million for the full year of 2026. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. The company anticipates a “buy-out” for its U.K. defined benefit pension plan will occur in third quarter of 2026, which will trigger a pension settlement that will result in all plan balances, including accumulated pension components within other comprehensive income, being charged to expense as a noncash settlement charge. As of June 30, 2026, accumulated other comprehensive income included $454 million of unrecognized pension losses, expected to be recognized upon settlement.

The company expects that 2026 capital expenditures for property, plant and equipment will likely be in the range of $600 million. Approximately $299 million of capital expenditures for property, plant and equipment were contractually committed as of June 30, 2026, and the company intends to return approximately $210 million to shareholders in the form of dividends for the full year of 2026, inclusive of the cash dividend of 20 cents per share, payable September 15, 2026, to shareholders of record as of September 1, 2026.

As of June 30, 2026, approximately $345 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term multi-currency revolving credit facilities, short-term uncommitted credit facilities and accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases totaled $115 million during the six months ended June 30, 2026, compared to $1.02 billion of repurchases during the same period of 2025. The company plans to continue capital return to shareholders via an estimated $600 million in share repurchases in 2026.

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations. At June 30, 2026, $2.82 billion remains available to be repurchased.

Debt Facilities and Other Activities

Given our cash flow projections and unused credit facilities that are available until November 2030, our liquidity is expected to meet our ongoing cash and debt service requirements. Total debt of $7.22 billion and $7.01 billion was outstanding at June 30, 2026, and December 31, 2025, respectively.

The company’s senior credit facilities include a $1.50 billion term loan and long-term multi-currency revolving facilities that mature in November 2030, which provide the company with up to U.S. dollar equivalent of $2.00 billion.

At June 30, 2026, approximately $1.71 billion was available under the company’s long-term multi-currency revolving facilities. The company also had approximately $942 million of short-term uncommitted credit facilities available at June 30, 2026, of which $43 million was outstanding and due on demand. At December 31, 2025, the company had $19 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with the leverage ratio requirement at June 30, 2026, and for all prior periods presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of March 31, 2027. As of June 30, 2026, the company could borrow an additional $2.40 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report.

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

The following summarized financial information relates to the obligor group as of June 30, 2026, and December 31, 2025. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

Six Months Ended
($ in millions)	June 30, 2026

Net sales	$3,720
Gross profit (a)	410
Net earnings	212
Net earnings attributable to Ball Corporation	212
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $83 million for the six months ended June 30, 2026.

	June 30,	December 31,
($ in millions)	2026	2025

Current assets	$2,889	$2,222
Noncurrent assets	13,735	13,453
Current liabilities	4,500	3,399
Noncurrent liabilities	12,506	12,761

Included in the amounts disclosed in the table above, at June 30, 2026, and December 31, 2025, the obligor group held receivables due from other subsidiary companies of $552 million and $503 million, respectively, long-term notes receivable due from other subsidiary companies of $10.19 billion and $9.93 billion, respectively, payables due to other subsidiary companies of $1.21 billion and $1.09 billion, respectively, and long-term notes payable due to other subsidiary companies of $5.20 billion and $4.97 billion, respectively.

For the six months ended June 30, 2026, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $401 million, net credits from them of $35 million, and net interest income from them of $141 million.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “will,” “believe,” “likely,” “continue,” “goal” and similar expressions typically identify forward looking statements, which are generally any statements other than statements of historical fact. For example, the forward-looking statements in this Form 10-Q include statements relating to our plans, expectations and intentions. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. You should therefore not place undue reliance upon any forward-looking statements, and they should be read in conjunction with, and qualified in their entirety by, the cautionary statements referenced below. Ball undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Ball’s Form 10-K, which are available on Ball’s website and at www.sec.gov. Additional factors include among others: supply and demand constraints, fluctuations and changes in consumption patterns; availability/cost of raw materials, equipment, and logistics; competitive packaging, pricing and substitution; power and supply chain interruptions; customer and supplier consolidation; changes in major customer or supplier contracts or loss of a major customer or supplier; inability to pass-through increased costs; footprint adjustments and other manufacturing changes, including the opening and closing of facilities and lines; war, political instability, sanctions, and other uncertainties surrounding geopolitical events and governmental policies; changes in foreign exchange or tax rates; tariffs, trade actions, or other governmental actions; unfavorable mandatory deposit or packaging laws; regulatory actions or issues including those related to tax, environmental regulation, social and governance reporting, competition, health and workplace safety, including governmental actions or public concerns affecting products filled in Ball’s containers, or chemicals or substances used in raw materials or in the manufacturing process; changes in climate and extreme weather events; changes in senior management, succession, and the ability to attract and retain skilled labor; strikes; disease; pandemic; labor cost changes; technological developments and innovations; the ability to manage cyber threats; litigation; inflation; pension changes; changes in the rates of return on assets of Ball’s defined benefit retirement plans; reduced cash flow; interest rates affecting Ball’s debt; successful or unsuccessful joint ventures, acquisitions and divestitures, and their effects on Ball’s operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended June 30, 2026, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 1A. Risk Factors

There were no changes required to be reported under Item 1A for the three months ended June 30, 2026.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the company’s repurchases of its common stock during the second quarter of 2026.

Purchases of Securities
	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1 to April 30, 2026	938	$52.97	938	$2,924,032,015
May 1 to May 31, 2026	380,275	55.96	380,275	2,902,752,248
June 1 to June 30, 2026	1,402,407	57.28	1,402,407	2,822,936,863
Total	1,783,620		1,783,620
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 29, 2025, the Board approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended June 30, 2026.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended June 30, 2026.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Condensed Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Daniel J. Rabbitt
Daniel J. Rabbitt
Senior Vice President and Chief Financial Officer

Date:	August 4, 2026