Form 10-Q
period 2026-09-30
BALL Corp
filed 2026-11-03
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

9200 West 108th Circle Westminster, CO (Address of registrant’s principal executive office)	80021 (Zip Code)

Registrant’s telephone number, including area code: (303) 469-3131

Securities registered pursuant to section 12(b) of the Act:

Class	Trading Symbol	Name of Exchange	Outstanding at October 30, 2026
Common Stock, without par value	BALL	NYSE	260,291,542 shares

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

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2026	2025	2026	2025

Net sales	$4,188	$3,379	$11,788	$9,814

Cost of sales (excluding depreciation and amortization)	(3,479)	(2,701)	(9,736)	(7,884)
Depreciation and amortization	(163)	(158)	(487)	(463)
Selling, general and administrative	(141)	(130)	(454)	(416)
Business consolidation and other activities	(482)	78	(515)	53
Interest income	7	8	27	20
Interest expense	(75)	(85)	(232)	(236)

Earnings (loss) before taxes	(145)	391	391	888
Tax (provision) benefit	43	(76)	(84)	(190)
Equity in results of affiliates, net of tax	8	7	27	20
Earnings (loss) from continuing operations	(94)	322	334	718
Discontinued operations, net of tax	—	(1)	—	(3)
Net earnings (loss)	(94)	321	334	715
Net earnings (loss) attributable to noncontrolling interests	—	—	2	3
Net earnings (loss) attributable to Ball Corporation	$(94)	$321	$332	$712

Earnings (loss) per share:
Basic - continuing operations	$(0.36)	$1.18	$1.25	$2.58
Basic - discontinued operations	—	—	—	(0.01)
Total basic earnings (loss) per share	$(0.36)	$1.18	$1.25	$2.57

Diluted - continuing operations	$(0.36)	$1.18	$1.25	$2.57
Diluted - discontinued operations	—	—	—	(0.01)
Total diluted earnings (loss) per share	$(0.36)	$1.18	$1.25	$2.56

Weighted average shares outstanding: (000s)
Basic	263,819	271,086	265,118	276,782
Diluted	263,819	272,891	266,599	278,537

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025

Net earnings (loss)	$(94)	$321	$334	$715

Other comprehensive earnings (loss):
Currency translation adjustment	(16)	23	(26)	140
Pension and other postretirement benefits	455	6	477	(47)
Derivatives designated as hedges	(79)	19	3	(19)
Total other comprehensive earnings (loss)	360	48	454	74
Tax (provision) benefit	(94)	(5)	(121)	17
Total other comprehensive earnings (loss), net of tax	266	43	333	91

Total comprehensive earnings (loss)	172	364	667	806
Comprehensive earnings (loss) attributable to noncontrolling interests	—	—	2	3
Comprehensive earnings (loss) attributable to Ball Corporation	$172	$364	$665	$803

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2026	2025

Assets
Current assets
Cash and cash equivalents	$410	$1,212
Receivables, net	3,509	2,606
Inventories, net	2,645	2,013
Other current assets	290	265
Current assets held for sale	16	17
Total current assets	6,870	6,113
Noncurrent assets
Property, plant and equipment, net	6,786	6,656
Goodwill	4,380	4,379
Intangible assets, net	869	982
Other assets	1,348	1,394
Total assets	$20,253	$19,524

Liabilities and Equity
Current liabilities
Short-term debt and current portion of long-term debt	$895	$21
Accounts payable	4,686	4,452
Accrued employee costs	254	303
Other current liabilities	748	711
Total current liabilities	6,583	5,487
Noncurrent liabilities
Long-term debt	6,389	6,991
Employee benefit obligations	448	499
Deferred taxes	678	655
Other liabilities	415	471
Total liabilities	14,513	14,103

Equity
Common stock (686,145,391 shares issued - 2026; 685,107,438 shares issued - 2025)	1,459	1,422
Retained earnings	12,392	12,219
Accumulated other comprehensive earnings (loss)	(536)	(869)
Treasury stock, at cost (424,010,791 shares - 2026; 419,733,252 shares - 2025)	(7,595)	(7,351)
Total Ball Corporation shareholders' equity	5,720	5,421
Noncontrolling interests	20	—
Total equity	5,740	5,421
Total liabilities and equity	$20,253	$19,524

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2026	2025

Cash Flows from Operating Activities
Net earnings (loss)	$334	$715
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	487	463
Business consolidation and other activities	515	(53)
Deferred tax provision (benefit)	(93)	24
Loss on Aerospace disposal	—	4
Pension contributions	(25)	(36)
Other, net	30	(157)
Changes in working capital components, net of acquisitions and dispositions	(1,228)	(909)
Cash provided by (used in) operating activities	20	51

Cash Flows from Investing Activities
Capital expenditures	(459)	(304)
Business acquisitions, net of cash acquired	(76)	(159)
Business dispositions, net of cash sold	—	26
Derivative settlements	8	(89)
Other, net	(47)	(48)
Cash provided by (used in) investing activities	(574)	(574)

Cash Flows from Financing Activities
Long-term borrowings	1,755	4,382
Repayments of long-term borrowings	(1,656)	(2,866)
Net change in short-term borrowings	53	(90)
Acquisitions of treasury stock	(272)	(1,106)
Common stock dividends	(159)	(166)
Other, net	24	(14)
Cash provided by (used in) financing activities	(255)	140

Effect of exchange rate changes on cash	9	31

Change in cash, cash equivalents and restricted cash	(800)	(352)
Cash, cash equivalents and restricted cash - beginning of period	1,221	931
Cash, cash equivalents and restricted cash - end of period	$421	$579

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

Notes to the Unaudited Condensed Consolidated Financial Statements

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In 2025, amended guidance was issued by the Financial Accounting Standards Board (“FASB”) with the goal of improving efficiencies associated with the measurement of credit losses for accounts receivable and contract assets by allowing entities to elect a practical expedient for measurement. The company applied the practical expedient prospectively beginning in the first quarter of 2026, the adoption did not have a material impact on its consolidated financial statements.

New Accounting Guidance and Disclosure Requirements

Environmental Credits and Environmental Credit Obligations

In 2026, new guidance was issued by the FASB with the goal to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. The company is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and expects to adopt the guidance on a retrospective basis, as detailed in the standard, in 2028.

Hedge Accounting Improvements

In 2025, new guidance was issued by the FASB with the goal of improving hedge accounting via five targeted improvements. The company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements and expects to adopt the guidance on a prospective basis in 2027.

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

Disaggregation of Income Statement Expenses

In 2024, new guidance was issued by the FASB with the goal of providing financial statement users with more expense information of certain categories of expenses that are included in line items on the face of the statements of earnings. The company is assessing the impact that the adoption of this new guidance will have on its consolidated financial statements and will meet the disclosure requirements on a prospective basis in its 2027 annual report and interim periods thereafter.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The company’s segment results and disclosures for the three and nine months ended September 30, 2025, have been retrospectively recast to conform to current year presentation.

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

In January 2026, the company acquired an 80 percent capital share of Benepack’s European beverage can manufacturing business (Benepack) from ORG Technology Co. Ltd. (ORG). ORG will retain a 20 percent ownership interest in the business. The business includes two manufacturing facilities, one in Belgium and one in Hungary, and is included in Ball’s beverage packaging, EMEA, segment.

On August 27, 2025, the company sold 41 percent of its 51 percent ownership interest in Ball United Arab Can Manufacturing Company, which resulted in Ball deconsolidating the business and retaining a 10 percent ownership interest. The financial results of the Saudi Arabian business are presented in beverage packaging, EMEA in the tables below through the date of the transaction.

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

Ron Lewis, chief executive officer, is the company’s chief operating decision maker. For each reportable segment, the CODM uses comparable segment operating earnings to analyze profitability compared to internal forecasts and comparative prior periods. These analyses allow the CODM to have constructive dialogue with other company leaders on how to improve company performance.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025

Net sales
Beverage packaging, North and Central America	$2,060	$1,638	$5,842	$4,714
Beverage packaging, EMEA	1,331	1,125	3,684	3,206
Beverage packaging, South America	653	508	1,829	1,529
Reportable segment net sales	4,044	3,271	11,355	9,449
Other	144	108	433	365
Net sales	$4,188	$3,379	$11,788	$9,814

Comparable segment operating earnings (a)
Beverage packaging, North and Central America	$210	$215	$622	$627
Beverage packaging, EMEA	170	164	466	427
Beverage packaging, South America	92	77	241	194
Reportable segment comparable operating earnings	472	456	1,329	1,248
Other (b)	(21)	(16)	(58)	(54)

Reconciling items, net	(596)	(49)	(880)	(306)

Earnings (loss) before taxes	$(145)	$391	$391	$888

Reconciling items:
Business consolidation and other activities	(482)	78	(515)	53
Factoring fee expense (c)	(13)	(9)	(33)	(28)
FX gain (loss) (c)	10	9	33	22
Intangible amortization	(37)	(37)	(112)	(111)
Interest expense	(75)	(85)	(232)	(236)
Interest income	7	8	27	20
Stock-based compensation expense (c)	(7)	(5)	(20)	(23)
Unrealized gain (loss) on equity-linked notes (c)	3	(3)	(24)	(3)
Other, net (c)	(2)	(5)	(4)	—
Reconciling items, net	$(596)	$(49)	$(880)	$(306)
(a)	The difference between reportable segment net sales and comparable operating earnings is comprised of other segment items. Other segment items include cost of sales, depreciation, and selling, general and administrative, adjusted for other items, identified by (c) in the reconciling items table above. The CODM does not receive or use these amounts at the reportable segment level. However, the CODM is provided these amounts at a consolidated level to manage operations.
(b)	Includes undistributed corporate expenses, net, of $38 million and $29 million for the three months ended September 30, 2026, and 2025, respectively; and $121 million and $102 million for the nine months ended September 30, 2026, and 2025, respectively.
(c)	During the first quarter of 2026, the company changed its measure of comparable segment operating earnings to exclude these amounts, as well as interest income and total intangible amortization.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025

Depreciation and amortization
Beverage packaging, North and Central America	$57	$57	$169	$169
Beverage packaging, EMEA	57	55	171	155
Beverage packaging, South America	38	36	112	108
Reportable segment depreciation and amortization	152	148	452	432
Other	11	10	35	31
Depreciation and amortization	$163	$158	$487	$463

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Benepack contributed net sales of $49 million and $125 million for the three and nine months ended September 30, 2026, respectively, and operating earnings of $4 million and $15 million for the three and nine months ended September 30, 2026, respectively.

Saudi Arabia

On August 27, 2025, the company sold 41 percent of its 51 percent ownership in Ball United Arab Can Manufacturing Company for total cash consideration of $71 million. A gain of $86 million was recognized upon sale and is presented in business consolidation and other activities in the unaudited condensed consolidated statements of earnings (loss) in the third quarter of 2025. The transaction resulted in deconsolidation upon closing with Ball retaining a 10 percent ownership interest, which is reported in other assets as an equity method investment in the unaudited condensed consolidated balance sheet.

Aluminum Cups

On March 21, 2025, Ball and Ayna.AI LLC (Ayna) executed a Unit Purchase Agreement to form a strategic partnership in which Ball owns a 49 percent interest. Ball’s interest in the entity, Oasis Venture Holdings LLC (“Oasis”), is accounted for under the equity method of accounting. For the nine months ended September 30, 2025, Ball recorded losses of $8 million, relating to the transaction in business consolidation and other activities in the unaudited condensed consolidated statement of earnings (loss).

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

5.     Revenue from Contracts with Customers

The following table disaggregates the company’s net sales based on the timing of transfer of control:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	Point in Time	Over Time	Total	Point in Time	Over Time	Total

2026	$768	$3,420	$4,188	$2,135	$9,653	$11,788
2025	603	2,776	3,379	1,715	8,099	9,814

The company did not have any contract assets at either September 30, 2026, or December 31, 2025. The opening and closing balances of the company’s current and noncurrent contract liabilities are as follows:

	Contract	Contract
	Liabilities	Liabilities
($ in millions)	(Current)	(Noncurrent)

Balance at December 31, 2025	$74	$2
Increase (decrease)	19	—
Balance at September 30, 2026	$93	$2

During the nine months ended September 30, 2026, contract liabilities increased by $19 million, which is net of cash received of $25 million, and amounts recognized as sales of $6 million, the majority of which related to current contract liabilities. The amount of sales recognized in the nine months ended September 30, 2026, that was included in the opening contract liabilities balance was $6 million, all of which related to current contract liabilities. The difference between the opening and closing balances of the company’s contract liabilities primarily results from timing differences

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

between the company’s performance and the customers’ payments. Current contract liabilities are classified within other current liabilities in the unaudited condensed consolidated balance sheets and noncurrent contract liabilities are classified within other liabilities.

6.     Business Consolidation and Other Activities

2026

During the three and nine months ended September 30, 2026, the company recorded net charges of $482 million and $515 million, respectively. During the three and nine months ended September 30, 2026, the net charges were primarily composed of a $475 million noncash settlement charge recognized upon completion of a pension buy-out transaction for the company’s U.K. defined benefit pension plan and costs for previously announced facility closures. See Note 17 for further details on the buy-out transaction. The charges for the three months ended September 30, 2026, were partially offset by the reversal of previously accrued tariff contingencies resolved by a favorable final ruling from the U.S. Department of Commerce.

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

7.	Supplemental Cash Flow Statement and Other Disclosures

	September 30,
($ in millions)	2026	2025

Beginning of period:
Cash and cash equivalents	$1,212	$885
Current restricted cash (included in other current assets)	7	8
Noncurrent restricted cash (included in other assets)	2	6
Cash reported in current assets held for sale	—	32
Total cash, cash equivalents and restricted cash	$1,221	$931

End of period:
Cash and cash equivalents	$410	$568
Current restricted cash (included in other current assets)	9	4
Noncurrent restricted cash (included in other assets)	2	7
Total cash, cash equivalents and restricted cash	$421	$579

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Noncash investing activities include the acquisition of property, plant and equipment (PP&E) for which payment has not been made. These noncash capital expenditures are excluded from the unaudited condensed consolidated statements of cash flows. A summary of the PP&E acquired but not yet paid is as follows:

	September 30,
($ in millions)	2026	2025

Beginning of period:
PP&E acquired but not yet paid	$161	$96

End of period:
PP&E acquired but not yet paid	$139	$115

Supplier Finance Programs

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's regional supplier finance programs was $253 million and $424 million at September 30, 2026, and December 31, 2025, respectively. These amounts are classified within accounts payable in the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

8.     Receivables, Net

	September 30,	December 31,
($ in millions)	2026	2025

Trade accounts receivable	$2,278	$1,410
Unbilled receivables	727	661
Less: Allowance for doubtful accounts	(15)	(14)
Net trade accounts receivable	2,990	2,057
Other receivables	519	549
	$3,509	$2,606

The company has entered into several regional accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.71 billion and $1.82 billion at September 30, 2026, and December 31, 2025, respectively. A total of $438 million and $364 million were available for sale under these programs as of September 30, 2026, and December 31, 2025, respectively. The company has recorded expenses related to its factoring programs of $13 million and $9 million for the three months ended September 30, 2026, and 2025, respectively, and $33 million and $28 million for the nine months ended September 30, 2026, and 2025, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings (loss).

Other receivables include income and indirect tax receivables, aluminum scrap sale receivables and other miscellaneous receivables.

9.     Inventories, Net

	September 30,	December 31,
($ in millions)	2026	2025

Raw materials and supplies	$2,041	$1,483
Finished goods	704	619
Less: Inventory reserves	(100)	(89)
	$2,645	$2,013

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.     Property, Plant and Equipment, Net

	September 30,	December 31,
($ in millions)	2026	2025

Land	$253	$225
Buildings	2,109	1,935
Machinery and equipment	8,623	8,194
Construction-in-progress	719	932
	11,704	11,286
Accumulated depreciation	(4,918)	(4,630)
	$6,786	$6,656

Depreciation expense was $126 million and $121 million for the three months ended September 30, 2026, and 2025, respectively, and $375 million and $352 million for the nine months ended September 30, 2026, and 2025, respectively.

11.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, EMEA	Beverage Packaging, South America	Other	Total

Balance at December 31, 2025	$1,277	$1,457	$1,300	$345	$4,379
Additions	—	60	—	—	60
Effects of currency exchange	—	(55)	—	(4)	(59)
Balance at September 30, 2026	$1,277	$1,462	$1,300	$341	$4,380

12.    Intangible Assets, Net

	September 30,	December 31,
($ in millions)	2026	2025

Acquired customer relationships and other intangibles (net of accumulated amortization and impairment losses of $1.38 billion at September 30, 2026, and $1.30 billion at December 31, 2025)	$826	$940
Capitalized software (net of accumulated amortization of $186 million at September 30, 2026, and $181 million at December 31, 2025)	18	22
Other intangibles (net of accumulated amortization of $18 million at September 30, 2026, and $16 million at December 31, 2025)	25	20
	$869	$982

Total amortization expense of intangible assets was $37 million for the three months ended September 30, 2026, and 2025, and $112 million and $111 million for the nine months ended September 30, 2026, and 2025, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.    Other Assets

	September 30,	December 31,
($ in millions)	2026	2025

Long-term pension assets	$40	$37
Right-of-use operating lease assets	343	355
Investments in affiliates	262	257
Long-term deferred tax assets	42	64
Other	661	681
	$1,348	$1,394

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

In 2025, Ball acquired $99 million of equity-linked notes. These notes are linked to the stock market performance of ORG Technology Co. Ltd. (ORG) Class A shares, the equity investee of the issuer of the notes. The notes, accounted for using the fair value option, mature in September and December 2028 and are classified as Level 3 within the fair value hierarchy. The fair value of the equity-linked notes, classified in other assets in the unaudited condensed consolidated balance sheets, was $76 million and $101 million as of September 30, 2026, and December 31, 2025, respectively. Net gains (losses) recognized for the three months ended September 30, 2026, and 2025, were a gain of $3 million and a loss of $3 million, respectively. Net losses recognized for the nine months ended September 30, 2026, and 2025 were $24 million and $3 million, respectively. The notes have underlying credit risk as the company could lose a portion or all of the value of the notes if the issuer of the notes or ORG experience financial difficulties.

14.    Leases

The company enters into operating leases for buildings, warehouses, office equipment, production equipment, land and other types of equipment. The company also enters into finance leases for certain plant equipment. Supplemental balance sheet information related to the company’s leases follows:

		September 30,	December 31,
($ in millions)	Balance Sheet Location	2026	2025

Operating leases:
Operating lease ROU asset	Other assets	$343	$355
Current operating lease liabilities	Other current liabilities	84	78
Noncurrent operating lease liabilities	Other liabilities	268	283
Finance leases:
Finance lease ROU assets, net	Property, plant and equipment, net	7	7
Current finance lease liabilities	Short-term debt and current portion of long-term debt	2	2
Noncurrent finance lease liabilities	Long-term debt	6	6

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.    Debt

Long-term debt outstanding and interest rates in effect, along with short-term debt outstanding, consisted of the following:

	September 30,	December 31,
($ in millions)	2026	2025

Senior Notes
1.50%, euro denominated, due March 2027	$623	$646
6.00% due June 2029	1,000	1,000
2.875% due August 2030	1,300	1,300
3.125% due September 2031	850	850
4.25%, euro denominated, due July 2032	963	998
5.50% due September 2033	750	750
Senior Credit Facility (at variable rates)
U.S. dollar revolver due November 2030 (4.90% - 2026)	100	—
Multi-currency revolver due November 2030	—	—
Term A loan due November 2030 (4.89% - 2026)	1,500	1,500
Finance lease obligations	8	8
Other (including debt issuance costs)	(52)	(59)
	7,042	6,993
Less: Current portion of long-term debt	(653)	(2)
Long-term debt	$6,389	$6,991

Short-term debt
Current portion of long-term debt	$653	$2
Short-term uncommitted credit facilities	242	19
Short-term debt and current portion of long-term debt	$895	$21

The company’s senior credit facilities include a $1.50 billion term loan and long-term multi-currency revolving facilities that mature in November 2030, which provide the company with up to U.S. dollar equivalent of $2.00 billion. At September 30, 2026, $1.84 billion was available under these revolving credit facilities. The company also has short-term uncommitted credit facilities that provided approximately $949 million, of which $242 million was outstanding and due on demand.

During the first quarter of 2026, Ball paid down $137 million of short-term borrowings assumed as part of the Benepack acquisition. See Note 4 for further details on the acquisition.

The fair value of Ball’s long-term debt, including the current portion of long-term debt, was estimated to be $6.71 billion and $6.89 billion at September 30, 2026, and December 31, 2025, respectively. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s most restrictive debt covenant requires it to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of March 31, 2027. The company was in compliance with the leverage ratio (as defined) requirement at September 30, 2026, and for all prior periods presented, and has met all debt payment obligations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16. Taxes on Income

The company’s effective tax rate was 29.7 percent and 21.5 percent for the three and nine months ended September 30, 2026, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2026, increased by 8.4 and 1.6 percentage points, respectively, for non-U.S. rate differences, increased by 8.2 and decreased 6.5 percentage points, respectively, for tax holidays, and decreased by 6.8 and increased by 5.0 percentage points, respectively, for U.S. taxes on foreign income net of credits.

The company’s effective tax rate was 19.4 percent and 21.4 percent for the three and nine months ended September 30, 2025, respectively. As compared to the statutory U.S. tax rate, the effective tax rate for the three and nine months ended September 30, 2025, increased by 1.4 and 0.5 percentage points, respectively, for U.S. permanent differences, increased by 0.8 and 0.9 percentage points, respectively, for state and local taxes and decreased by 3.9 and 1.7 percentage points, respectively, for the sale of the Saudi Arabian business.

17.    Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2026	2025

Underfunded defined benefit pension liabilities	$172	$191
Less: Current portion	(19)	(19)
Long-term defined benefit pension liabilities	153	172
Long-term retiree medical liabilities	73	77
Deferred compensation plans	156	178
Other	66	72
	$448	$499

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were as follows:

	Three Months Ended September 30,
	2026			2025
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$3	$—	$3	$4	$—	$4
Interest cost	12	8	20	14	23	37
Expected return on plan assets	(19)	(8)	(27)	(20)	(22)	(42)
Amortization of prior service cost	—	1	1	—	1	1
Recognized net actuarial loss	1	2	3	1	4	5
Settlement losses and other charges	—	475	475	—	—	—
Total net periodic benefit cost	$(3)	$478	$475	$(1)	$6	$5

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2026			2025
($ in millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Ball-sponsored plans:
Service cost	$9	$—	$9	$11	$—	$11
Interest cost	37	53	90	43	68	111
Expected return on plan assets	(57)	(51)	(108)	(59)	(66)	(125)
Amortization of prior service cost	—	2	2	—	2	2
Recognized net actuarial loss	2	11	13	2	13	15
Settlement losses and other charges	—	475	475	—	—	—
Total net periodic benefit cost	$(9)	$490	$481	$(3)	$17	$14

Non-service pension income of $3 million and expense of $1 million for the three months ended September 30, 2026, and 2025, respectively, and income of $3 million and expense of $3 million for the nine months ended September 30, 2026, and 2025, respectively, is included in selling, general, and administrative in the unaudited condensed consolidated statements of earnings (loss).

Contributions to the company’s defined benefit pension plans were $25 million for the first nine months of 2026 compared to $36 million for the same period in 2025, and such contributions are expected to be approximately $30 million for the full year of 2026. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors.

In November 2023, the Trustee Board of the U.K. defined benefit pension plan entered into an agreement with an insurance company for a bulk annuity purchase, or “buy-in”, for its U.K. defined benefit pension plan to reduce retirement plan risk, while delivering promised benefits to plan participants. This transaction allowed the company to reduce volatility by removing investment, longevity, mortality, interest rate and inflation risk upon the transfer of substantially all of the pension plan assets to the insurer in exchange for the group annuity insurance contract.

In August 2026, Ball completed a pension buy-out transaction, or “buy-out”, for its U.K. defined benefit pension plan, further reducing retirement plan risk. The buy-out transferred the related U.K. pension obligations to an insurance company and removed them from the company's unaudited condensed consolidated balance sheet through the conversion of the group annuity contract established in the buy-in transaction into a signed deed poll agreement with the insurance company to facilitate the assignment of individual policies directly to affected retirees and beneficiaries. As a result, the insurer assumed responsibility for future benefit payments, and the company was discharged from those obligations which triggered settlement accounting. The buy-out had no impact on the amount, timing, or form of monthly retirement benefit payments to such retirees and beneficiaries.

In connection with this transaction, Ball recognized a noncash settlement charge of $475 million reflected in business consolidation and other activities. The charge included an accumulated other comprehensive income ("AOCI") loss of $475 million, including an $11 million loss related to the derecognition of the overfunded net pension asset recognized on the company's unaudited condensed consolidated balance sheet. Additionally, the company recognized a tax benefit of $116 million in connection with the settlement charge.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.    Equity and Accumulated Other Comprehensive Earnings (Loss)

The following tables provide additional details of the company’s equity activity:

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2026	685,983	$1,447	(421,378)	$(7,437)	$12,538	$(802)	$20	$5,766
Net earnings (loss)	—	—	—	—	(94)	—	—	(94)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	266	—	266
Common dividends	—	—	—	—	(52)	—	—	(52)
Treasury stock purchases	—	—	(2,655)	(164)	—	—	—	(164)
Treasury shares reissued	—	—	22	3	—	—	—	3
Shares issued and stock-based compensation, net of shares exchanged	162	12	—	—	—	—	—	12
Business acquisitions	—	—	—	—	—	—	—	—
Distributions from deferred compensation plans and other activity	—	—	—	3	—	—	—	3
Balance at September 30, 2026	686,145	$1,459	(424,011)	$(7,595)	$12,392	$(536)	$20	$5,740

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at June 30, 2025	684,848	$1,414	(412,800)	$(7,059)	$11,806	$(955)	$71	$5,277
Net earnings (loss)	—	—	—	—	321	—	—	321
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	43	—	43
Common dividends	—	—	—	—	(54)	—	—	(54)
Treasury stock purchases	—	—	(2,455)	(84)	—	—	—	(84)
Treasury shares reissued	—	—	7	2	—	—	—	2
Shares issued and stock-based compensation, net of shares exchanged	87	8	—	—	—	—	—	8
Business dispositions	—	—	—	—	—	—	(65)	(65)
Distributions from deferred compensation plans and other activity	—	—	—	4	—	—	—	4
Balance at September 30, 2025	684,935	$1,422	(415,248)	$(7,137)	$12,073	$(912)	$6	$5,452

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2025	685,107	$1,422	(419,733)	$(7,351)	$12,219	$(869)	$—	$5,421
Net earnings (loss)	—	—	—	—	332	—	2	334
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	333	—	333
Common dividends	—	—	—	—	(159)	—	—	(159)
Treasury stock purchases	—	—	(4,459)	(267)	—	—	—	(267)
Treasury shares reissued	—	—	181	8	—	—	—	8
Shares issued and stock-based compensation, net of shares exchanged	1,038	37	—	—	—	—	—	37
Business acquisitions	—	—	—	—	—	—	19	19
Distributions from deferred compensation plans and other activity	—	—	—	15	—	—	(1)	14
Balance at September 30, 2026	686,145	$1,459	(424,011)	$(7,595)	$12,392	$(536)	$20	$5,740

	Common Stock		Treasury Stock			Accumulated Other
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Total
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Earnings (Loss)	Interest	Equity

Balance at December 31, 2024	684,168	$1,395	(394,790)	$(6,057)	$11,527	$(1,003)	$68	$5,930
Net earnings (loss)	—	—	—	—	712	—	3	715
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	91	—	91
Common dividends	—	—	—	—	(166)	—	—	(166)
Treasury stock purchases	—	—	(20,547)	(1,100)	—	—	—	(1,100)
Treasury shares reissued	—	—	89	8	—	—	—	8
Shares issued and stock-based compensation, net of shares exchanged	767	27	—	—	—	—	—	27
Business dispositions	—	—	—	—	—	—	(65)	(65)
Distributions from deferred compensation plans and other activity	—	—	—	12	—	—	—	12
Balance at September 30, 2025	684,935	$1,422	(415,248)	$(7,137)	$12,073	$(912)	$6	$5,452

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)		Derivatives Designated as Hedges (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2025	$(484)	$(416)		$31	$(869)
Other comprehensive earnings (loss) before reclassifications	(25)	(11)		38	2
Amounts reclassified into earnings	—	368	(a)	(37)	331
Balance at September 30, 2026	$(509)	$(59)		$32	$(536)
(a)	Includes loss on pension settlement associated with the pension buy-out transaction recorded in business consolidation and other activities.

The following table provides additional details of the amounts reclassified into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(4)	$6	$(114)	$18
Commodity contracts recorded in cost of sales	36	(14)	112	(12)
Currency exchange contracts recorded in cost of sales	1	—	3	—
Currency exchange contracts recorded in selling, general and administrative	10	8	45	(93)
Interest rate contracts recorded in interest expense	—	1	1	4
Total before tax effect	43	1	47	(83)
Tax benefit (expense) on amounts reclassified into earnings	(9)	(1)	(10)	20
Recognized gain (loss), net of tax	$34	$—	$37	$(63)

Amortization and disposal of pension and other postretirement benefits:
Actuarial gains (losses)	$(2)	$(4)	$(11)	$(12)
Prior service income (expense)	—	—	(1)	(1)
Loss on pension settlement	(475)	—	(475)	—
Total before tax effect	(477)	(4)	(487)	(13)
Tax benefit (expense) on amounts reclassified into earnings	117	1	119	3
Recognized gain (loss), net of tax	$(360)	$(3)	$(368)	$(10)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.    Earnings and Dividends Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts; shares in thousands)	2026	2025	2026	2025

Earnings (loss) from continuing operations attributable to Ball Corporation, net of tax	$(94)	$322	$332	$715
Discontinued operations, net of tax	—	(1)	—	(3)
Net earnings (loss) attributable to Ball Corporation	$(94)	$321	$332	$712

Basic weighted average common shares	263,819	271,086	265,118	276,782
Effect of dilutive securities	—	1,805	1,481	1,755
Weighted average shares applicable to diluted earnings (loss) per share	263,819	272,891	266,599	278,537

Basic - continuing operations	$(0.36)	$1.18	$1.25	$2.58
Basic - discontinued operations	—	—	—	(0.01)
Per basic share	$(0.36)	$1.18	$1.25	$2.57

Diluted - continuing operations	$(0.36)	$1.18	$1.25	$2.57
Diluted - discontinued operations	—	—	—	(0.01)
Per diluted share	$(0.36)	$1.18	$1.25	$2.56

The company reported a net loss attributable to Ball Corporation in the three months ended September 30, 2026; therefore, all potentially issuable securities were excluded in the diluted earnings (loss) per share calculation as their inclusion would have been anti-dilutive. In addition, certain outstanding options were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive. The excluded options totaled approximately 5 million for the three months ended September 30, 2025, and 4 million and 5 million for the nine months ended September 30, 2026, and 2025, respectively. Had the company reported net earnings for the three months ended September 30, 2026, approximately 3 million options would have been excluded from the diluted earnings per share calculation as their inclusion would have been anti-dilutive.

The company declared and paid dividends of $0.20 per share for the three months ended September 30, 2026, and 2025, respectively, and $0.60 per share for the nine months ended September 30, 2026 and 2025.

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

The following table provides additional information related to the commercial risk management derivative instruments described above:

($ in millions)	September 30, 2026
Commercial risk area	Commodity	Currency	Interest Rate	Net Investment

Notional amount of contracts	$2,104	$2,934	$600	€1,050
Net gain (loss) included in AOCI, after-tax	30	(1)	3	$(58)
Net gain (loss) included in AOCI, after-tax, expected to be recognized in net earnings within the next 12 months	30	(1)	3	—

Longest duration of forecasted hedge transactions in years	2	2	1	3

In May 2025, Ball issued €850 million of 4.25% senior notes due in 2032 and designated the principal as a net investment hedge. In December 2025, Ball designated its €550 million of 1.50% senior notes due in 2027 as a net investment hedge. During the three and nine months ended September 30, 2026, the company recorded a net gain of $10 million and a net gain of $44 million, after tax, respectively, in accumulated other comprehensive earnings (loss) for these nonderivative financial instruments. The net gain included in accumulated other comprehensive earnings (loss) as of September 30, 2026, was $12 million, after tax, for these nonderivative financial instruments.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through March 2027, and which have a combined notional value of 0.7 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price would have an insignificant impact on pretax earnings, net of the impact of related derivatives.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of September 30, 2026, and December 31, 2025, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		September 30, 2026
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$55	$—	$55
Currency contracts		33	27	60
Interest rate and other contracts		5	—	5
Total current derivative contracts	Other current assets	$93	$27	$120

Commodity contracts		$1	$—	$1
Total noncurrent derivative contracts	Other noncurrent assets	$1	$—	$1

Liabilities:
Commodity contracts		$19	$—	$19
Currency contracts		—	9	9
Interest rate and other contracts		—	3	3
Net investment hedge		19	—	19
Total current derivative contracts	Other current liabilities	$38	$12	$50

Commodity contracts		$1	$—	$1
Net investment hedge		47	—	47
Total noncurrent derivative contracts	Other noncurrent liabilities	$48	$—	$48

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		December 31, 2025
($ in millions)	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts		$72	$—	$72
Currency contracts		—	14	14
Interest rate and other contracts		1	2	3
Total current derivative contracts	Other current assets	$73	$16	$89

Commodity contracts		$5	$—	$5
Total noncurrent derivative contracts	Other noncurrent assets	$5	$—	$5

Liabilities:
Commodity contracts		$41	$1	$42
Currency contracts		35	17	52
Total current derivative contracts	Other current liabilities	$76	$18	$94

Commodity contracts		$1	$—	$1
Net investment hedge		98	—	98
Total noncurrent derivative contracts	Other noncurrent liabilities	$99	$—	$99

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, cross-currency swaps and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of its financial instruments either internally using a single valuation technique, from a reliable observable market source or from third-party software. The present value discounting factor is based on the comparable time period Secured Overnight Financing Rate (SOFR). Ball performs validations of the company’s internally derived fair values reported for the company’s financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 30, 2026, has not identified any circumstances requiring the reported values of the company’s financial instruments to be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables provide the effects of derivative instruments in the unaudited condensed consolidated statements of earnings (loss):

		Three Months Ended September 30,
		2026		2025
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(4)	$—	$6	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	36	14	(14)	(5)
Currency contracts - manage currency exposure	Cost of sales	1	—	—	—
Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	—	1	—
Currency contracts - manage currency exposure	Selling, general and administrative	10	12	8	3
Equity contracts	Selling, general and administrative	—	(5)	—	(7)
Total		$43	$21	$1	$(9)

		Nine Months Ended September 30,
		2026		2025
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(114)	$—	$18	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	112	(19)	(12)	1
Currency contracts - manage currency exposure	Cost of sales	3	—	—	—
Interest rate contracts - manage exposure for outstanding debt	Interest expense	1	—	4	—
Currency contracts - manage currency exposure	Selling, general and administrative	45	26	(93)	(167)
Equity contracts	Selling, general and administrative	—	5	—	(8)
Total		$47	$12	$(83)	$(174)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for derivatives designated as hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025

Amounts reclassified into earnings:
Commodity contracts	$(32)	$8	$2	$(6)
Interest rate contracts	—	(1)	(1)	(4)
Currency exchange contracts	(11)	(8)	(48)	93
Change in fair value of hedges:
Commodity contracts	(46)	5	2	(14)
Interest rate contracts	2	1	6	(5)
Currency exchange contracts	9	14	42	(83)
Net investment hedge	8	7	24	(99)
Currency and tax impacts	20	(3)	(2)	5
	$(50)	$23	$25	$(113)

21.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and non-U.S. jurisdictions; workplace safety; environmental; trade compliance and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, the company has received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $25 million in the aggregate, and such amounts have been included in other current liabilities and other noncurrent liabilities at September 30, 2026. Based on the information available at the present time, any reasonably possible loss that may be incurred in excess of the recorded accruals cannot be estimated.

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

We purchase our raw materials from relatively few suppliers. We also have exposure to inflation, in particular the rising costs of raw materials, as well as other direct cost inputs. We mitigate our exposure to the changes in the costs of aluminum through the inclusion of provisions in contracts covering the majority of our volume to pass-through aluminum price changes, as well as through the use of derivative instruments. The pass-through provisions generally result in proportional increases or decreases in sales and costs with a reduced impact on net earnings (loss); however, there may be timing differences of when the costs are passed through and amounts that are not fully passed through. Because of our customer and supplier concentrations, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contract provisions generally mitigate the risk of customer loss, and our long-term relationships represent a known, stable customer base.

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

RESULTS OF CONSOLIDATED OPERATIONS

Management’s discussion and analysis for our results of operations on a consolidated and segment basis include a quantification of factors that had a material impact during the period. Other factors that did not have a material impact, but that are significant to understand the results, are qualitatively described.

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

Consolidated Sales and Earnings (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025

Net sales	$4,188	$3,379	$11,788	$9,814
Net earnings (loss) attributable to Ball Corporation	(94)	321	332	712
Net earnings (loss) attributable to Ball Corporation as a % of net sales	(2)%	9%	3%	7%

Sales in the three months ended September 30, 2026, increased $809 million compared to the same period in 2025 primarily due to increases of $648 million from price/mix, mainly from higher aluminum prices, and $163 million from higher volume. Sales in the nine months ended September 30, 2026, increased $1.97 billion compared to the same period in 2025, primarily due to increases of $1.55 billion from price/mix, mainly from higher aluminum prices, $294 million from higher volume, and $110 million from currency translation.

Net earnings (loss) attributable to Ball Corporation for the three months and nine months ended September 30, 2026, decreased $415 million and $380 million compared to the same periods in 2025 primarily due to a $475 million noncash settlement charge recognized upon completion of a pension buy-out transaction for the company’s U.K. defined benefit pension plan, partially offset by increases from the results of the reportable segments discussed below.

The company has experienced a trend of rising aluminum input prices and is unable to predict the future change in aluminum input prices, including the associated positive or negative impacts it will have on our financial results from our risk management programs, which primarily include aluminum pass-through provisions in our customer contracts and hedging strategies.  Additionally, the company is pursuing operational excellence initiatives that are intended to reduce our fixed and variable costs to improve results in 2027 and beyond.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $3,479 million and $2,701 million for the three months ended September 30, 2026, and 2025, respectively, and $9,736 million and $7,884 million for the nine months ended September 30, 2026, and 2025, respectively. These amounts represented 83 percent of consolidated net sales for both the three and nine months ended September 30, 2026, compared to 80 percent for the same periods in 2025. The increase of $778 million for the three months ended September 30, 2026, and $1,852 million for the nine months ended September 30, 2026 was primarily due to higher raw materials costs of $677 million and $1,547 million, respectively, driven by higher aluminum prices and volume, and increased freight costs of $27 million and $89 million, respectively, driven by higher freight rates and volume.

Depreciation and Amortization

Depreciation and amortization expense was $163 million and $158 million for the three months ended September 30, 2026, and 2025, respectively, and $487 million and $463 million for the nine months ended September 30, 2026, and 2025, respectively. These amounts represented 4 percent and 5 percent of consolidated net sales for the three and nine months ended September 30, 2026, and 2025, respectively.

Selling, General and Administrative

Selling, general and administrative was $141 million and $130 million for the three months ended September 30, 2026, and 2025, respectively, and $454 million and $416 million for the nine months ended September 30, 2026, and 2025, respectively. These amounts represented 3 percent and 4 percent of consolidated net sales for the three months ended September 30, 2026, and 2025, respectively. These amounts represented 4 percent of consolidated net sales for the nine months ended September 30, 2026, and 2025. The increase for the nine months ended September 30, 2026, was primarily due to $21 million of additional loss recognized related to the fair value of the ORG equity-linked notes compared to the same period in 2025. Further details regarding equity-linked notes are provided in Note 13.

Business Consolidation and Other Activities

Business consolidation and other activities resulted in charges of $482 million and net income of $78 million for the three months ended September 30, 2026, and 2025, respectively, and charges of $515 million and net income of $53 million for the nine months ended September 30, 2026, and 2025, respectively.

The 2026 amounts include a $475 million noncash settlement charge related to the pension buy-out transaction for the company’s U.K. defined benefit pension plan and costs for previously announced facility closures. These charges for the three months ended September 30, 2026, were partially offset by the reversal of previously accrued tariff contingencies resolved by a favorable final ruling from the U.S. Department of Commerce. See Note 17 for further details on the buy-out transaction.

The 2025 amounts included an $86 million gain related to the sale of the Saudi Arabian business, costs associated with previously announced facility closures, and a loss related to the aluminum cups business transaction. The income for the nine months ended September 30, 2025, also includes the receipt of insurance proceeds related to replacement costs from the 2023 fire at the Verona, Virginia extruded aluminum slug manufacturing facility. Further details regarding business consolidation and other activities are provided in Note 6.

Interest Income

Interest income was $7 million and $8 million for the three months ended September 30, 2026, and 2025, respectively, and $27 million and $20 million for the nine months ended September 30, 2026, and 2025, respectively.

Interest Expense

Interest expense was $75 million and $85 million for the three months ended September 30, 2026, and 2025, respectively, and $232 million and $236 million for the nine months ended September 30, 2026, and 2025, respectively. Interest expense as a percentage of average borrowings decreased approximately 50 basis points from 4.6 percent for the three months ended September 30, 2025, to 4.1 percent for the three months ended September 30, 2026, and decreased approximately 40 basis points from 4.5 percent for the nine months ended September 30, 2025, to 4.1 percent for the nine months ended September 30, 2026. The decreases in interest expense for the three and nine months ended September 30, 2026, were primarily driven by lower weighted average interest rates on outstanding debt during the year, partially offset by a higher amount of weighted average principal outstanding during the year.

Income Taxes

The effective tax rate for the three and nine months ended September 30, 2026, was 29.7 percent and 21.5 percent, respectively, compared to 19.4 percent and 21.4 percent for the same periods in 2025. The increase of 10.3 and 0.1 percentage points for the three and nine months ended September 30, 2026, was primarily due to a loss before tax as a result of the U.K. pension buy-out transaction. Similar impacts may occur in future periods, but given their inherent uncertainty, the company is unable to reasonably estimate their potential future impacts.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas, and its operating results are presented in the three reportable segments discussed below. As of the first quarter of 2026, the manufacturing facilities in the former beverage packaging, other non-reportable segment have been included in the beverage packaging, EMEA segment. In addition, the company made changes to its measure of profitability, comparable segment operating earnings, which better aligns to how the CODM assesses segment performance and resource allocation. The company’s segment results and disclosures for the three and nine months ended September 30, 2025, have been retrospectively recast to conform to current year presentation. See Note 3 for further details on the changes to segment results.

Beverage Packaging, North and Central America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025

Net sales	$2,060	$1,638	$5,842	$4,714
Comparable operating earnings	210	215	622	627
Comparable operating earnings as a % of segment net sales	10%	13%	11%	13%

Ball acquired an aluminum beverage can manufacturing facility in Winter Haven, Florida, in the first quarter of 2025 as part of its acquisition of Florida Can Manufacturing. During the third quarter of 2026, Ball commenced production at its recently completed aluminum beverage can manufacturing facility in Millersburg, Oregon. See Note 4 for further details related to the acquisition.

Segment sales for the three months and nine months ended September 30, 2026, were $422 million and $1.13 billion higher, respectively, compared to the same periods in 2025. The increase for the three months ended September 30, 2026, was primarily due to increases of $402 million from price/mix, mainly from higher aluminum prices, and higher volume. The increase for the nine months ended September 30, 2026, was primarily due to increases of $1.05 billion from price/mix, mainly from higher aluminum prices, and $74 million from higher volume.

Comparable operating earnings for the three and nine months ended September 30, 2026, were $5 million lower, compared to the same periods in 2025. The decrease in comparable operating earnings for the three months ended September 30, 2026, was primarily due to higher costs of $29 million, primarily due to higher operating costs, and plant start-up costs, partially offset by price/mix, including the timing of metal pass-through to our customers, and higher volume. The results for the nine months ended September 30, 2026, were primarily due to $106 million from higher costs, including higher operating costs, and plant start-up costs, partially offset by $64 million from price/mix, including the timing of metal pass-through to our customers, and $28 million from higher volume.

Beverage Packaging, EMEA

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025

Net sales	$1,331	$1,125	$3,684	$3,206
Comparable operating earnings	170	164	466	427
Comparable operating earnings as a % of segment net sales	13%	15%	13%	13%

Ball acquired an 80 percent capital share of Benepack’s European beverage can manufacturing business from ORG Technology Co. Ltd. (ORG), during the first quarter of 2026. In addition, Ball recently announced investments in two new aluminum beverage can manufacturing facilities, one in Baruth, Germany, and one in Uttar Pradesh, India. See Note 4 for further details on the Benepack acquisition.

Segment sales for the three and nine months ended September 30, 2026, were $206 million and $478 million higher, respectively, compared to the same periods in 2025. The increase for the three months ended September 30, 2026, was primarily due to increases of $145 million from price/mix, mainly from higher aluminum prices, $77 million from higher volume, partially offset by currency translation. The increase for the nine months ended September 30, 2026, was primarily due to increases of $215 million from price/mix, mainly from higher aluminum prices, $153 million from higher volume and $87 million from currency translation.

Comparable operating earnings for the three and nine months ended September 30, 2026, were $6 million and $39 million higher, respectively, compared to the same periods in 2025. The increase for the three months ended September 30, 2026, was primarily due to increases of $170 million from price/mix and higher volume, partially offset by higher costs of $149 million. The increase for the nine months ended September 30, 2026, was primarily due to increases of $199 million from price/mix, $47 million from higher volume and currency translation, partially offset by higher costs of $225 million.

Beverage Packaging, South America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025

Net sales	$653	$508	$1,829	$1,529
Comparable operating earnings	92	77	241	194
Comparable operating earnings as a % of segment net sales	14%	15%	13%	13%

Segment sales for the three and nine months ended September 30, 2026, were $145 million and $300 million higher, respectively, compared to the same periods in 2025. The increase for the three months ended September 30, 2026, was primarily due to higher price/mix of $99 million, mainly from higher aluminum prices, and $47 million from higher volume. The increase for the nine months ended September 30, 2026, was primarily due to higher price/mix of $246 million, mainly from higher aluminum prices, and $53 million from higher volume.

Comparable operating earnings for the three and nine months ended September 30, 2026, were $15 million and $47 million higher, respectively, when compared to the same periods in 2025. The increase for the three months ended September 30, 2026, was primarily due to higher volume, partially offset by higher costs. The increase for the nine months ended September 30, 2026, was primarily due to higher price/mix of $64 million and $32 million from higher volume, partially offset by a decrease from higher costs of $48 million.

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

	Nine Months Ended September 30,
($ in millions)	2026	2025

Cash flows provided by (used in) operating activities	$20	$51
Cash flows provided by (used in) investing activities	(574)	(574)
Cash flows provided by (used in) financing activities	(255)	140

Cash flows provided by operating activities were $20 million in 2026, primarily driven by reconciling adjustments to operating cash flow of $475 million for a noncash settlement charge related to the pension buy-out transaction for the company’s U.K. defined benefit pension plan, $487 million for depreciation and amortization and earnings from continuing operations of $334 million, partially offset by working capital outflow of $1.23 billion. In a dynamic economic environment, payment terms with our customers and vendors become a more important element of total mix of information used to negotiate our contract terms. At September 30, 2026, a change of one day in days sales outstanding will impact cash flows provided by (used in) operating activities by $47 million, a change of one day in days payable outstanding will impact cash flows provided by (used in) operating activities by $39 million and a change of one day in days inventory on hand will impact cash flows provided by (used in) operating activities by $39 million.

Cash flows used in investing activities were $574 million in 2026, primarily driven by capital expenditures of $459 million, $76 million of cash consideration, net of cash acquired, for the acquisition of Benepack’s European beverage can manufacturing business and $52 million for the purchase of notes linked to the stock market performance of ORG. See Note 4 for further details on the acquisition. See Note 13 for further details on the equity-linked notes.

Cash flows used in financing activities were $255 million in 2026, primarily driven by outflows from the acquisition of treasury stock of $272 million and dividends paid to investors of $159 million, partially offset by a net inflow from long-term and short-term borrowing of $152 million. See Note 15 for further details on the company’s borrowings and additional amounts available.

We have entered into several regional accounts receivable factoring programs with various financial institutions for certain of our accounts receivable. The programs are accounted for as true sales of the receivables, with limited recourse to Ball, and had combined limits of approximately $1.71 billion and $1.82 billion at September 30, 2026, and December 31, 2025, respectively. A total of $438 million and $364 million were available for sale under these programs as of September 30, 2026, and December 31, 2025, respectively. The company has recorded expense related to its factoring programs of $13 million and $9 million for the three months ended September 30, 2026, and 2025, respectively, and $33 million and $28 million for the nine months ended September 30, 2026, and 2025, respectively, and has presented these amounts in selling, general and administrative in its unaudited condensed consolidated statements of earnings (loss).

The amount of obligations outstanding that the company confirmed as valid to the financial institutions under the company's regional supplier finance programs was $253 million and $424 million at September 30, 2026, and December 31, 2025, respectively. These amounts are classified within accounts payable in the unaudited condensed consolidated balance sheets, and the associated payments are reflected in the cash flows from operating activities section of the unaudited condensed consolidated statements of cash flows.

Contributions to the company’s defined benefit pension plans were $25 million in the first nine months of 2026 compared to $36 million for the same period in 2025, and such contributions are expected to be approximately $30 million for the full year of 2026. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. In August 2026, the company completed a pension buy-out transaction for its U.K. defined benefit pension plan. The transaction transferred the related pension obligations to an insurance company through the conversion of the group annuity contract established in the 2023 buy-in transaction into annuity contracts issued directly to retirees and beneficiaries. The buy-out further reduced retirement plan risk, removed the related obligations from the unaudited condensed consolidated balance sheet, and resulted in the recognition of a noncash settlement charge of $475 million. See Note 17 for further details on the buy-out transaction.

The company expects that 2026 capital expenditures for property, plant and equipment will likely be in the range of $650 million. Approximately $287 million of capital expenditures for property, plant and equipment were contractually committed as of September 30, 2026, and the company intends to return approximately $210 million to shareholders in the form of dividends for the full year of 2026, inclusive of the cash dividend of 20 cents per share, payable December 15, 2026, to shareholders of record as of December 1, 2026.

As of September 30, 2026, approximately $406 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows and cash on hand, as well as availability under its long-term multi-currency revolving credit facilities, short-term uncommitted credit facilities and accounts receivable factoring programs, will be sufficient to meet the cash requirements of the U.S. portion of our ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If non-U.S. funds are needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we may be required to repatriate funds from non-U.S. locations where the company has previously asserted indefinite reinvestment of funds outside the U.S.

Based on its indefinite reinvestment assertion, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. It is not practical to estimate the additional taxes that might become payable if these earnings were remitted to the U.S.

Share Repurchases

The company’s share repurchases totaled $272 million during the nine months ended September 30, 2026, compared to $1.11 billion of repurchases during the same period of 2025. The company plans to continue capital return to shareholders via an estimated $600 million in share repurchases in 2026.

On January 29, 2025, the Board of Directors approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations. At September 30, 2026, $2.66 billion remains available to be repurchased.

Debt Facilities and Other Activities

Given our cash flow projections and unused credit facilities that are available until November 2030, our liquidity is expected to meet our ongoing cash and debt service requirements. Total debt of $7.28 billion and $7.01 billion was outstanding at September 30, 2026, and December 31, 2025, respectively.

The company’s senior credit facilities include a $1.50 billion term loan and long-term multi-currency revolving facilities that mature in November 2030, which provide the company with up to U.S. dollar equivalent of $2.00 billion.

At September 30, 2026, approximately $1.84 billion was available under the company’s long-term multi-currency revolving facilities. The company also had approximately $949 million of short-term uncommitted credit facilities available at September 30, 2026, of which $242 million was outstanding and due on demand. At December 31, 2025, the company had $19 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with the leverage ratio (as defined) requirement at September 30, 2026, and for all prior periods presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of our debt covenants requires us to maintain a leverage ratio (as defined) of no greater than 5.0 times, which will change to 4.5 times as of March 31, 2027. As of September 30, 2026, the company could borrow an additional $2.54 billion under its long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities. Additional details about our debt are available in Note 15 accompanying the consolidated financial statements within Item 1 of this report.

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

The following summarized financial information relates to the obligor group as of September 30, 2026, and December 31, 2025. Intercompany transactions, equity investments and other intercompany activity between obligor group subsidiaries have been eliminated from the summarized financial information. Investments in subsidiaries not forming part of the obligor group have also been eliminated.

Nine Months Ended
($ in millions)	September 30, 2026

Net sales	$5,791
Gross profit (a)	638
Net earnings	352
Net earnings attributable to Ball Corporation	352
(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $125 million for the nine months ended September 30, 2026.

	September 30,	December 31,
($ in millions)	2026	2025

Current assets	$2,912	$2,222
Noncurrent assets	13,847	13,453
Current liabilities	4,733	3,399
Noncurrent liabilities	12,464	12,761

Included in the amounts disclosed in the table above, at September 30, 2026, and December 31, 2025, the obligor group held receivables due from other subsidiary companies of $546 million and $503 million, respectively, long-term notes receivable due from other subsidiary companies of $10.30 billion and $9.93 billion, respectively, payables due to other subsidiary companies of $1.37 billion and $1.09 billion, respectively, and long-term notes payable due to other subsidiary companies of $5.32 billion and $4.97 billion, respectively.

For the nine months ended September 30, 2026, the obligor group recorded the following transactions with other subsidiary companies: sales to them of $628 million, net credits from them of $64 million, and net interest income from them of $212 million.

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no changes to internal controls during the company’s third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended September 30, 2026, except as discussed in Note 21 to the consolidated financial statements included within Part I, Item 1 of this report.

Item 1A. Risk Factors

There were no changes required to be reported under Item 1A for the three months ended September 30, 2026.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the company’s repurchases of its common stock during the third quarter of 2026.

Purchases of Securities
	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 31, 2026	—	$—	—	$2,822,936,863
August 1 to August 31, 2026	1,151,829	63.28	1,151,829	2,750,618,404
September 1 to September 30, 2026	1,503,730	60.60	1,503,730	2,660,366,248
Total	2,655,559		2,655,559
(a)	Includes any open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On January 29, 2025, the Board approved the repurchase by the company of up to $4.00 billion in shares of its common stock through the end of 2027. This repurchase authorization replaced all previous authorizations.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended September 30, 2026.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended September 30, 2026.

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

104

The cover page of the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (contained in Exhibit 101), the: (i) Unaudited Condensed Consolidated Statement of Earnings (loss), (ii) Unaudited Condensed Statement of Comprehensive Earnings (Loss), (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Daniel J. Rabbitt
Daniel J. Rabbitt
Senior Vice President and Chief Financial Officer

Date:	November 3, 2026